Form 10-K
period 2014-12-31
Sientra, Inc.
filed 2015-03-18
CIK 1551693

Use these links to rapidly review the document

Sientra, Inc. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36709

Sientra, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5551000 (IRS Employer Identification No.)
420 South Fairview Avenue, Suite 200 Santa Barbara, California (Address of Principal Executive Offices)	93117 (Zip Code)

(805) 562-3500
(Registrant's Telephone Number, Including Area Code)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant's common equity as of such date. As of March 13, 2015, there were 14,924,949 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements involve risks and uncertainties as well as assumptions that, if they never materialize or prove incorrect, could cause our results could differ materially from those expressed or implied by such forward-looking statements.

        Forward-looking statements are often identified by the use of words such as, "anticipate," "believe," "may," "might," "could," "will," "aim," "estimate," "continue," "intend," "expect," "plan," or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors" included under Part I, Item 1A below. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

  •
  our history of net operating losses and uncertainty regarding our ability to achieve profitability;

  •
  our dependence on sales of silicone gel breast implants to generate a significant amount of our net sales;

  •
  our reliance on a foreign, sole source, third-party to manufacture and supply our silicone gel breast implants, tissue expanders and other products;

  •
  our limited operating history and any difficulties encountered by us as a result of being a company early in its commercialization;

  •
  our ability to successfully commercialize our products;

  •
  our inability to operate in a competitive industry and compete successfully against competitors that have greater resources than we do;

  •
  pricing pressure from customers and our competitors;

  •
  concern about the safety and efficacy of our products, which is based on limited long-term clinical data;

  •
  the failure of our products to achieve and maintain market acceptance;

  •
  our inability to expand our sales force and marketing programs;

  •
  the productivity of our sales representatives and ability to achieve expected growth;

  •
  our inability to retain a high percentage of our customer base;

  •
  any inaccuracies in our assumptions about the breast implant market;

  •
  our inability to protect our intellectual property;

  •
  our failure to comply with the applicable governmental regulations to which our products and operations are subject;

  •
  the accuracy of our estimates regarding expenses, net sales, capital requirements and needs for additional financing;

  •
  our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

  •
  our use of the proceeds from this offering.

        We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of such statements.

PART I

Item 1.    Business

Overview

        We are a medical aesthetics company committed to making a difference in patients' lives by enhancing their body image, growing their self-esteem and restoring their confidence. We were founded to provide greater choice to board-certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board-certified and board-admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. These advantages have allowed us to increase our market share each year since we entered the market in 2012.

        Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in over 150 variations of shapes, sizes and textures. Our breast implants are primarily used in elective procedures which are generally performed on a cash-pay basis. Many of our breast implants incorporate one or more differentiated technologies, including a proprietary high-strength, cohesive silicone gel and proprietary texturing branded TRUE Texture. Our breast implants offer a desired balance between strength, shape retention and softness due to the high-strength, cohesive silicone gel used in our manufacturing process. TRUE Texture provides texturing on the implant shell that is designed to reduce the incidence of malposition, rotation and capsular contracture. We also offer breast tissue expanders and a range of other aesthetic and specialty products. We do not have any patents or patent applications, but rely on trade secrets, proprietary know-how and regulatory barriers to protect our products and technologies.

        Our breast implants were approved by the U.S. Food and Drug Administration, or FDA, in 2012, based on data we collected from our ongoing, long-term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States. Our clinical trial is the largest prospective, long-term safety and effectiveness pivotal study of breast implant patients in the United States. The clinical data we collected over a five-year follow-up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, based on our competitors' published six-year data. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

        We sell our Breast Products exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi-year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Society of Plastic Surgeons, or ASPS, there are approximately 6,400 board-certified plastic surgeons in the United States. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten-year limited warranty that is the best-in-the-industry based on providing patients with the largest cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event; a lifetime no-charge implant replacement program for covered ruptures; and our industry-first CapCon Care Program, or C3 Program, through which we offer no-charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

        We commenced sales of our breast implants in the United States in the second quarter of 2012. Our net sales were $44.7 million, $35.2 million and $10.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loss was $5.8 million, $19.1 million and $23.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Our Market

        The overall market for medical aesthetic procedures is significant, and awareness and acceptance of these procedures is growing in the United States. According to ASAPS, in 2013, consumers in the United States spent approximately $12.4 billion on aesthetic procedures overall, including both surgical and non-invasive cosmetic treatments. Of this amount, more than $7.2 billion was spent on aesthetic surgical procedures.

        Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to ASAPS, over 313,000 primary breast augmentation procedures and 55,000 revision augmentation procedures were performed in the United States in 2013. These procedures provide cosmetic solutions generally to enhance breast size and shape, correct breast asymmetries or help restore fullness after breastfeeding. For breast reconstruction, ASPS estimates that approximately 96,000 procedures were performed in the United States in 2013. These procedures are a surgical solution generally used to restore a breast to near normal shape and appearance following a mastectomy and typically utilize a breast tissue expander prior to implantation of a breast implant. Based on the number of procedures reported by ASAPS and by ASPS, and our estimates of average selling price, implant mix and implants per procedure, we estimate that the U.S. market for breast implants and breast tissue expanders exceeded $600 million in 2013. Based on data from ASAPS and ASPS, between 1997 and 2013, the number of breast augmentation and breast reconstruction procedures has grown at a compound annual growth rate of approximately 7.3% and 4.4%, respectively. We believe several factors are contributing to the ongoing growth of these procedures, including:

  •
  the introduction of new technologies and products to the market, such as anatomically-shaped implants;

  •
  medical professionals increasingly promoting aesthetic procedures;

  •
  a growing number of patients proactively seeking to have aesthetic procedures performed to enhance their body image, grow their self-esteem and restore their confidence;

  •
  a greater awareness among patients who have undergone mastectomies in recent years about the breast reconstruction options available to them;

  •
  changes in laws now requiring insurance coverage for some post-mastectomy breast reconstruction; and

  •
  an increasing number of patients who are at high risk of developing breast cancer seeking prophylactic mastectomies and breast reconstruction.

Our Opportunity

        We believe a significant opportunity exists in the U.S. marketplace due to the high barriers to entry in the U.S. breast implant market and the historical lack of product and service innovation for Plastic Surgeons.

        For more than 20 years prior to the FDA approval of our breast implants in 2012, only two companies manufactured and distributed breast implants in the United States. We believe that this market concentration is largely a result of the considerable costs and risks associated with the lengthy regulatory approval process required by the FDA, which has created a significant barrier to entry in the U.S. breast implant market. All new breast implants require pre-market approval, or PMA, from the FDA before they may be marketed in the United States. The PMA application process is lengthy and uncertain, and the PMA application must be supported by valid scientific evidence, which typically requires long-term follow-up of a large number of enrolled patients, as well as extensive technical, pre-clinical, clinical and manufacturing data to demonstrate safety and effectiveness. At present, we are not aware of any ongoing clinical studies in the United States for silicone breast implants other than those post-approval studies being performed by us and our two U.S. competitors. We believe that in the near term, it is likely that the companies currently providing silicone breast implants in the United States will continue to be the only companies servicing the U.S. silicone breast implant market.

        We believe the rigorous FDA approval process and the existence of only two competitors in the U.S. market have historically contributed to a lack of technological innovation in the U.S. breast implant industry resulting in limited product choices. Until recently, surgeons in the United States were only able to purchase basic round breast implants from our two U.S. competitors, while surgeons outside of the United States were able to purchase technologically-advanced round and anatomically-shaped breast implants.

Our Competitive Strengths

        We believe that we are well positioned to take advantage of opportunities afforded by current market dynamics. By focusing on products with technologically differentiated characteristics, demonstrating strong clinical data, offering more product choice and providing services tailored specifically to the needs of Plastic Surgeons, we believe we can continue to enhance our position in the breast implant market. Our competitive strengths include:

        Differentiated silicone gel and texturing technologies.    We incorporate differentiated technologies into our breast implants, including a proprietary high-strength, cohesive silicone gel and proprietary texturing branded TRUE Texture. Our breast implants offer a desired balance between strength, shape retention and softness due to the gel used in our manufacturing process. We believe the beneficial properties of our breast implants using high-strength, cohesive silicone gel arise both from the characteristics of the gel itself, as well as the unique integration of the gel with our implant shell. Inside each of our breast implants, the unique way that the gel adheres to the shell creates additional strength and shape retention. This allows us to deliver implants that have strength and shaping capability without sacrificing the desired softness. In addition, TRUE Texture technology provides texturing on the implant shell that is designed to reduce the incidence of malposition, rotation and capsular contracture. We do not have any patents or patent applications, but rely on trade secrets, proprietary know-how and regulatory barriers to protect our products and technologies.

        Strong clinical trial outcomes.    Our clinical trial results demonstrate the safety and effectiveness of our breast implants. Our breast implants were approved by the FDA based on data we collected from our ongoing, long-term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States. Our clinical trial is the largest prospective, long-term pivotal study of breast implant patients in the United States and we have published the safety and effectiveness data that we collected over a five-year follow-up period. Our clinical data demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, based on our competitors' published six-year data.

        Innovative services that deliver an improved customer experience.    Our customer service offerings are intended to accommodate and anticipate the needs of Plastic Surgeons so that they can focus on providing better services to their patients. For example, we provide Plastic Surgeons with three warranty programs. Our ten-year limited warranty is the best-in-the-industry based on providing patients with the largest cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event. Our lifetime no-charge implant replacement program provides patients replacement devices in the event of a covered rupture. Our C3 program is an industry-first, no-charge implant replacement program for breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants. We also provide specialized educational initiatives for both Plastic Surgeons and patients to educate them about our technology, products and services and provide greater security and confidence in choosing our breast implants. In addition, we provide a streamlined ordering, shipping and billing process that is tailored for Plastic Surgeons to help enhance their practices.

        Board-certified plastic surgeon focus.    We sell our Breast Products exclusively to board-certified and board-admissible plastic surgeons who are thought leaders in the medical aesthetics industry. This helps ensure that our products are implanted by the most highly-skilled surgeons in the field. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings. We believe that securing the loyalty and confidence of Plastic Surgeons is essential to our success and that our association with Plastic Surgeons enhances our credibility and aligns with our focus on making a difference in patients' lives.

        Proven and experienced leadership team.    We have a highly experienced management team at both the corporate and operational levels with significant experience in the medical aesthetics industry. Members of our senior management team, which consists of ten executives, including our founder and chief executive officer, Hani Zeini, collectively have more than 125 years of medical aesthetics industry experience. Plastic Surgeons value working with a team comprised of highly skilled professionals who have in-depth knowledge of the industry and an understanding of their needs.

Our Strategy

        Our objective is to become a leading provider of differentiated medical aesthetic products and services tailored to meet the needs of Plastic Surgeons, allowing us to deliver on our commitment to enhance and make a difference in patients' lives. We are currently focused on growing the breast implant and breast tissue expander markets and our share of them in the United States, and intend to leverage our capabilities into new or complementary aesthetic products or technologies and new geographic markets or market segments. To achieve our objective, we are pursuing the following business strategies:

        Create awareness of our differentiated technologies, products and services with Plastic Surgeons and consumers.    To date, we have focused most of our marketing efforts on Plastic Surgeons to promote and create awareness of the benefits of our products. We believe that investing in expanded marketing initiatives will have a positive impact on our business. We offer educational initiatives exclusively to Plastic Surgeons through our Sientra Education Forum. We provide this education through iBook applications, webinars and online forums, at national, regional and local plastic-surgery meetings, as well as through preceptorships. We plan to expand our recent initiative to educate consumers considering breast augmentation or breast reconstruction about our technologies, products and services to drive adoption of our products. We have also partnered with entities such as RealSelf to help Plastic Surgeons reach a broader audience of potential patients and allow them to offer increased education, confidence and comfort to patients seeking an aesthetic procedure.

        Enhance our sales capabilities and marketing programs to drive adoption of our products.    We intend to increase our direct sales capabilities through the hiring of additional, experienced sales representatives and support staff. We believe that continued expansion of our sales team will allow us to broaden our market reach and educate a broader group of Plastic Surgeons on the benefits of our products.

        Invest in clinical studies and peer reviewed articles with key opinion leaders.    We intend to continue to invest in clinical studies in order to provide published peer reviewed articles that support the clinical benefits of our products and technologies over those of our competitors. We believe our relationship with Plastic Surgeons and our continued focus on providing differentiated products and services will allow us to leverage our existing capabilities to increase our share of the breast implant market specifically and the medical aesthetics market generally.

        Broaden our product portfolio and launch new products and services.    We plan to continue to develop products that address the unmet needs of Plastic Surgeons and patients by leveraging our innovative technologies in combination with our regulatory and product development expertise. We have a number of new Breast Products under development with different characteristics and configurations. We believe these expanded product choices will allow Plastic Surgeons to potentially achieve better outcomes for their patients.

        Expand to new markets.    We are pursuing regulatory approval for our breast implants in Canada and intend to expand into the Canadian market upon receipt of such approval. We regularly evaluate additional expansion opportunities and in the future may also expand our business to cover new markets and geographic territories.

        Selectively pursue acquisitions.    We may selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies, and allow us to compete in new geographic markets or market segments or to increase our market share.

Our Products

        Our portfolio of products has been specifically tailored to the needs of the Plastic Surgeons we serve. We believe that our broad portfolio of products with technologically differentiated characteristics enable Plastic Surgeons to deliver better outcomes for their patients.

Breast Augmentation and Breast Reconstruction Products

        Breast Implants.    We offer the following breast implants:

  •
  Anatomically-shaped textured.  A full line of textured, anatomically-shaped HSC+ breast implants, all of which incorporate our high-strength, cohesive silicone gel and TRUE Texture technology. Our anatomically-shaped implants are engineered for shape retention and feature a gradual upper-pole slope and distributed volume that mimics the characteristics of a natural breast. They also provide a desired balance between strength, shape retention and softness and are designed to enhance tissue adherence to reduce malposition and capsular contracture. Due to the unique relationship between our implant gel and our implant shells, our anatomically-shaped implants have enhanced ability to retain their shape without sacrificing the desired softness. We offer these anatomically-shaped implants in three configurations: round-base, classic-base and oval-base. Our round-base implants are available in eight volumes, our classic-base implants are available in eight volumes and our oval-base implants are available in three projection profiles and 25 volumes.

  •
  Round textured.  A full line of textured, round HSC breast implants, all of which incorporate our high-strength, cohesive silicone gel and TRUE Texture technology. Our textured, round implants maintain softness and are designed to enhance tissue adherence that reduces malposition and capsular contracture. We offer these textured, round implants in three projection profiles: low, moderate and high. Our low projection implants are available in 15 volumes, our moderate projection implants are available in 16 volumes and our high projection implants are available in 14 volumes.

  •
  Round smooth.  A full line of smooth, round HSC breast implants, all of which incorporate our high-strength, cohesive silicone gel. Our smooth, round implants are designed to deliver full upper-pole aesthetic results without compromising softness. We offer these smooth, round implants in 17 volumes with moderate projection and 18 volumes with high projection. Additionally, in the fourth quarter of 2014, we introduced implants available in two new projections and 30 new volumes.

        Breast Tissue Expanders.    We offer a full line of breast tissue expanders, most of which are marketed as ACX, in 25 different shapes and sizes that include single and double chamber tissue expanders. Our double chamber tissue expanders are unique to the marketplace and feature technology that was designed to allow controlled and differentiated expansion of breast tissue. Our breast tissue expanders are used in breast reconstruction and implanted during or after the completion of a mastectomy and before the patient has enough tissue to adequately cover a breast implant. Our breast tissue expanders are temporary devices intended to aid in the process of recreating tissue coverage to allow for the placement of the final implant to reconstruct the breast.

Other Products

        We also offer a range of other aesthetic products that have received 510(k) clearance from the FDA, including:

  •
  body contouring and other implants, including gluteal, pectoral, calf, facial and nasal implants, and nasal stents, all made from single pieces of silicone elastomer;

  •
  silicone elastomer oval carving blocks that can be shaped and sized by surgeons to address deformity caused by trauma, congenital and other deformities or cancer therapy;

  •
  scar management specialty products under the brand Medgel that use a compound of biocompatible, medical-grade silicone gel or sheeting specifically formulated to treat or prevent various types of scars;

  •
  temporary, single-use, saline-filled breast sizers that can be used to help identify the correct style and size implant for an individual patient; and

  •
  non-breast tissue expanders, which are temporary devices intended to aid in the process of expanding tissue and skin surface area for burn care and other reconstructive use.

Our Technology

        Our current portfolio of breast implants utilizes what we believe are the most advanced technologies currently available on the market. These technologies are supported by rigorous product testing, analytics and clinical data. The advanced technologies in our products include:

        High-strength, cohesive silicone gel.    Our HSC and HSC+ breast implants offer a desired balance between strength, shape retention and softness due to the high-strength, cohesive silicone gel used in our manufacturing process. The use of high-strength, cohesive silicone gel in our HSC and HSC+ breast implants allows the breast implants to hold a controlled shape while maintaining a soft feel.

        The raw silicone stock used in our breast implants has been designed to provide the characteristics desired by Plastic Surgeons for breast implants. At present, we are the only company in the United States that has received FDA approval to use this special raw material in our products.

        We have completed a number of studies conducted by independent laboratories to demonstrate the competitive advantages of using high-strength, cohesive silicone gel in our breast implants. We believe this technology differentiates our breast implants for the following reasons:

  •
  our implant gel is stronger, which is evidenced by its resistance to gel fracture;

  •
  due to the unique relationship between our implant gel and our implant shells, our implants have an enhanced ability to retain their shape while preserving the shape of anatomically-shaped implants without sacrificing the desired softness; and

  •
  our shaped implants are softer and more elastic than our competitors' shaped implants.

        We believe the beneficial properties of our implants arise from the characteristics of the gel, as well as the unique integration of the gel with our implant shell. Inside each of our implants, the gel adheres to the shell, creating additional structural strength and shape retention in the implant. This results in the ability to deliver strength and shaping capability without a stiffer gel or implant and without sacrificing the desired softness. We typically evaluate these characteristics using the following metrics:

  •
  Peel-force.  Peel-force is measured by the amount of force, measured in pound-force, or lbf, necessary to separate the outer shell of the implant from the internal gel filling. A greater peel-force measurement indicates greater gel-shell integration. In the case of anatomically-shaped implants, greater peel-force can also be an indication of the ability of the implant to retain its shape, particularly the upper portions of the implant, also referred to as the upper pole. Upper pole stability is of particular importance in preserving the desired anatomical shape of an implant over time.

  •
  Gel strength.  Gel strength is measured by the amount of force, measured in lbf, required to cause permanent fractures in the gel. A larger value indicates greater strength.

  •
  Gel elasticity and implant elasticity.  Gel elasticity and implant elasticity can be measured by the level of resistance, measured in millimeters, or mm, to an applied constant force. A higher value represents greater softness and a lower deformation value represents greater firmness.

        TRUE Texture.    We sell breast implants that are available with a smooth outer surface or with an outer surface that is textured using TRUE Texture technology. We believe our textured breast implants using TRUE Texture technology offer us clinical advantages over our competitors' textured products, including:

  •
  better tissue adherence to reduce the incidence of malposition and rotation; and

  •
  reduction in the rate of capsular contracture, a complication in which the patient's body creates a scar-tissue capsule around the implant that can tighten and squeeze the implant potentially causing discomfort, pain and even dislocation of the implant. While we have neither sought nor obtained FDA approval to state that TRUE Texture technology reduces the incidence of capsular contracture, we believe it may significantly reduce this risk, as evidenced by the lower rates of capsular contraction reported over a five-year follow-up period in our ongoing clinical trial.

        On a breast implant, the desired texture should have a proportionate amount of surface disruption, as overly aggressive texture can result in double-capsule formation while not enough texturing can result in a lack of adherence resulting in malposition or rotation. We believe that TRUE Texture technology has the right combination of surface disruption without overly aggressive texturing.

        We use the competitive advantages demonstrated by the independent laboratory results above for our breast implants incorporating high-strength, cohesive silicone gel and TRUE Texture technology to market and differentiate our products to Plastic Surgeons.

Our Clinical Data

        In 2012, our breast implants were approved by the FDA, based on data we collected from our ongoing, long-term clinical trial of our breast implants in 1,788 women across 36 investigational sites. Our clinical trial results demonstrate the safety and effectiveness of our breast implants and provide Plastic Surgeons and their patients the security and confidence to choose our products.

        Our clinical trial is the largest prospective, long-term safety and effectiveness pivotal study of breast implant patients conducted in the United States. As shown in the tables below, the clinical data we collected over a five-year follow-up period demonstrates that our HSC round implants and HSC+ shaped implants have low rupture rates, as measured by the percent of implants suspected to have ruptured in the body following implantation, low capsular contracture rates, as measured by the percent of implants that result in moderate-to-severe capsular contracture, low rotation rates, as measured by the percent of implants that rotate in the pocket/body following implantation, and low reoperation rates, as measured by the percent of implant procedures that result in the need for at least one additional operation due to patient choice or undesirable clinical outcome.

        We, and our two competitors were required to run independent ten-year clinical studies to obtain PMA approval from the FDA. Even though these PMA studies were not designed to facilitate head-to-head comparisons, we believe that these studies, all of which were reviewed by the FDA, measured similar end points under similar protocols and are regularly provided to Plastic Surgeons for their interpretation. However, since Allergan and Mentor published six-year data in some cases, and our data is currently reported over a five-year period, our data and that of our competitors' may change as data from all three PMA studies continue to be analyzed.

Our Services

        Our services are designed to cater to the specific needs of Plastic Surgeons to enable them to maintain and grow their practices. We provide our Plastic Surgeons with superior warranty programs, enhanced customer service offerings and specialized educational initiatives. We believe that tailoring our customer service offerings to Plastic Surgeons helps secure their loyalty and confidence.

        Industry-Leading Product Programs and Warranties.    Through our C3 Program, we provide no-charge replacement implants to patients who experience capsular contracture in the first five years following primary breast augmentation. We provide this benefit to every patient implanted with our smooth or textured breast implants. We also provide a ten-year limited warranty that is the best-in-the-industry based on providing patients with the largest cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event and a lifetime no-charge implant replacement program for covered ruptures.

        Enhanced Customer Service.    As we focus exclusively on Plastic Surgeons and their patients, we believe we are able to tailor our customer service offerings to their specific needs. Our surgeon-facing customer service policies include:

  •
  simplified account setup through our sales representatives and with pre-qualification and pre-approved credit terms;

  •
  no-charge shipping to and from accounts;

  •
  six-month pre-approved returns of unused products with no-charge return shipping and no restocking fees;

  •
  end-of-month statement billing, rather than one invoice per shipment, and 30-day payment terms;

  •
  individualized consignment inventory; and

  •
  order acceptance by phone, fax, email or through our sales representatives.

        Educational and Marketing Initiatives.    We have implemented educational and marketing initiatives with a focus on both Plastic Surgeons and their patients considering breast augmentation or reconstruction.

          Plastic Surgeons.     In order to educate Plastic Surgeons about our product lines and, in particular, about the proper use of our anatomically-shaped breast implants, we provide a variety of education programs for Plastic Surgeons under the banner of the Sientra Education Forum.

  •
  we have developed a tablet-based mobile marketing tool for our sales representatives to use while calling on accounts that includes access to our patient and surgeon labeling, published clinical studies, marketing literature, details on our warranty and C3 programs, our educational iBooks and more.

  •
  we host symposia with one or more key-note speakers who speak on topics ranging from our corporate identity and customer service offerings to surgical tips and suggestions from thought-leading Plastic Surgeons.

  •
  we produce comprehensive guides for Plastic Surgeons via the Internet, referred to as iBooks, to provide them training and expertise on the implantation of anatomically-shaped breast implants.

  •
  we send a limited number of Plastic Surgeons to Europe to observe surgeries and train with world-renowned surgeons who have been implanting anatomically-shaped breast implants for decades and, upon return to the United States, we engage them as consultant-educators to conduct training sessions for other U.S.-based Plastic Surgeons.

  •
  we periodically sponsor educational surgical preceptorships where a small group of Plastic Surgeons are able to observe a live surgery conducted by one of our trained preceptors and train with that preceptor.

          Patients.     We have recently begun to engage directly with consumers who are considering breast augmentation or reconstruction. We have initially focused our consumer educational and marketing activities on websites where consumers come to research their breast augmentation or reconstruction options, including:

  •
  our own consumer website, branded with our "Feel So Good" campaign, that provides resources for consumers considering breast augmentation or reconstruction, including referrals and commentaries, product descriptions, patient planning guides and educational brochures and information regarding our warranty and C3 programs; and

  •
  a one-year exclusive relationship with RealSelf, the leading online community helping people make confident choices in elective cosmetic procedures. Together with RealSelf, we deliver fresh and meaningful content to the RealSelf community that answers common questions patients have regarding breast augmentation. This content is featured on a dedicated Sientra page on RealSelf's website designed to build consumer engagement with the brand and open up the online conversation around breast augmentation directly with Plastic Surgeons.

        We believe that our innovative services, including industry-leading product programs and warranties, enhanced customer service offerings and educational and marketing initiatives, deliver an improved customer experience to Plastic Surgeons and their patients.

Sales and Marketing

        As of December 31, 2014, we had a sales organization of 46 employees, including sales representatives and sales management. We assign sales territories based on the regions with the highest concentration of accounts. Our sales team is supported by customer and sales experience teams, which provide full-time telephonic and email customer support to our sales representatives and customers.

        In addition, our marketing team leads our efforts in brand development, tradeshow attendance, educational forums, product messaging, website development and advertising, among others.

Research and Development

        We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $4.7 million, $4.5 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our research and development expenses primarily consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including our efforts to seek approval for a range of breast implant line extensions that would allow us to sell Breast Products in additional styles, sizes and projections that we do not currently offer.

Manufacturing and Quality Assurance

        All of our products are listed under our FDA Medical Device Establishment Registration where it indicates we are the specification developer of our products and we are the owner of our products' FDA approvals and clearances. This means that we are primarily responsible for the manufacturing and quality assurance of our products. However, we do not manufacture our products ourselves. Instead, we rely on Silimed, as our contract manufacturer, to manufacture and package our silicone gel breast implants, tissue expanders and other products to our specifications. Silimed has over 34 years of experience manufacturing silicone-based implants and distributes its products to over 60 countries worldwide. When we receive products from Silimed, we inspect the products prior to shipping them to our customers. We maintain strategic levels of inventory at our storage facilities located in Santa Barbara, California.

        We and Silimed are subject to the FDA's Quality System Regulation, or QSR, reporting requirements and cGMP audits by the FDA. Under the QSR and cGMP requirements, manufacturers, including third party manufacturers, must follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process. Both we and Silimed have been inspected by the FDA regularly, and no FDA Form 483 observations, which are issued when an FDA inspector believes that observed conditions or practices indicate the possibility that an FDA-regulated product may be in violation of FDA's requirements, have been made in connection with these inspections. Silimed has had three FDA inspections in seven years and is also audited periodically by our quality department to ensure conformity with the specifications, policies and procedures for our products.

        At present, all of our products, including our silicone gel breast implants and breast tissue expanders, are manufactured by Silimed pursuant to an amended and restated exclusivity agreement with Silimed which we refer to as the Silimed Agreement. Pursuant to the Silimed Agreement, Silimed manufactures and supplies products ordered by us for distribution in the United States and Canada, which we refer to as the Territory. We agreed to use commercially reasonable efforts to promote, sell and distribute the products in the Territory. In addition to Silimed's existing products, we have the exclusive right to sell and distribute any new products manufactured by Silimed during the term of the Silimed Agreement. Silimed sells the products to us at a fixed cost, which may be increased by no more than a low single-digit percentage per annum.

        The Silimed Agreement provides that Silimed will not provide its products to any third party in the Territory, with the exception of the distribution of one of its gastric products pursuant to a pre-existing supply agreement that it has with a third-party distributor, and we have agreed not sell Silimed's products to any third party if we have reason to believe that such products have been or will be distributed outside of the Territory. We have also agreed not to distribute any product that directly competes with a product manufactured by Silimed in the Territory.

        In the event Silimed fails to supply products ordered by us, we may, under certain circumstances, exercise manufacturing rights to manufacture the products directly or through a third party manufacturer. Pursuant to the Silimed Agreement, Silimed granted to us an exclusive, royalty-free, non-transferable license to use certain of its trademarks in the Territory, including in the event Silimed fails to supply the products to us and in connection with the marketing and sale of the products in the Territory. In addition, the Silimed Agreement allocates intellectual property rights between the parties, including that the parties will jointly own all developments, modifications, enhancements or alterations of products jointly created by the parties, subject to certain restrictions concerning the use of such improvements outside of the Territory. Each party is subject to certain limitations and other restrictions on the transfer of the other party's technology to third parties.

        The Silimed Agreement can be terminated by either party under certain limited circumstances, including in connection with the other party's breach of any of its material obligations which such breaching party fails to cure within 60 days of receiving notice from the non-breaching party. If the breach relates only to single product, then the non-breaching party is entitled to terminate the agreement with respect to that specific product. The parties may also terminate the agreement at any time on a product-by-product basis upon mutual written agreement of the parties.

        The term of the Silimed Agreement will continue until April 2017.

Competition

        The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We primarily compete with two companies that manufacture and sell breast implants in the United States: Johnson & Johnson through its wholly owned subsidiary, Mentor, and Allergan.

        Both of our U.S. competitors are either publicly-traded companies or divisions or subsidiaries of publicly-traded companies with significantly more market share and resources than we have. These companies have greater financial resources for sales, marketing and product development, broader established relationships with healthcare providers and third-party payors, and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer. For example, Allergan sells temporary gel sizers for silicone gel implants and we sell only temporary saline filled sizers. In addition, our competitors may offer pricing programs with discounts across their non-breast aesthetic product portfolios.

        We also face potential future competition from a number of companies, medical researchers and existing medical device companies that may be pursuing new implant technologies, new material technologies and new methods of enhancing and reconstructing the breast.

        We believe the primary competitive factors in our markets include:

  •
  breadth of portfolio;

  •
  technological characteristics of products;

  •
  clinical evidence;

  •
  product price;

  •
  customer service; and

  •
  support by key opinion leaders.

Government Regulation

        Our products are medical devices subject to extensive regulation by the FDA and other federal and state regulatory authorities, Health Canada and, if we commence international sales outside of the United States and Canada, other regulatory bodies in other countries. We currently market our tissue expanders and facial implants in Canada, and are awaiting Health Canada's approval to market our breast implant products in Canada. Although we do not anticipate any additional nonclinical or clinical study requirements, we may be delayed in obtaining approval to sell our breast implants in Canada if we need to respond to requests for information from Health Canada during the review process, which remains ongoing.

        Regulation by the FDA.    The Federal Food, Drug and Cosmetic Act, or FDCA, and the FDA's implementing regulations govern, among other things:

  •
  product design and development;

  •
  pre-clinical and clinical testing;

  •
  establishment registration and product listing with the FDA;

  •
  product manufacturing;

  •
  product labeling and storage;

  •
  pre-market clearance or approval;

  •
  post-market studies;

  •
  advertising and promotion;

  •
  product sales and distribution;

  •
  recordkeeping and device tracking;

  •
  complaint handling;

  •
  recalls and field safety corrective actions; and

  •
  post-market surveillance and adverse event reporting, including reporting of deaths, serious injuries or device malfunctions.

        Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a pre-market notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a pre-market approval, or PMA, application. Both the 510(k) clearance and PMA processes can be expensive, lengthy and require payment of significant user fees, unless an exemption is available.

        The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in Class I or II, which, absent an exemption, requires the manufacturer to obtain a 510(k) clearance. Class I devices are subject to general controls such as labeling, pre-market notification and adherence to the FDA's Quality System Regulation, or QSR, which cover manufacturers' methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling requirements, as well as general controls. Some low risk devices are exempted by regulation from the 510(k) clearance requirement, and the requirement of compliance with substantially all of the QSR. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, including all breast implants, or devices that are "not substantially equivalent" either to a device previously cleared through the 510(k) process or to a "preamendment" Class III device in commercial distribution in the United states before May 28, 1976 for which a regulation requiring a PMA application has not been issued by the FDA.

        Our tissue expanders and our body contouring, facial and nasal implants received FDA clearance as Class II devices at various dates prior to approval of our breast implants in March 2012. To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a preamendment device. The FDA's 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

        Silicone gel-filled breast implants are treated as Class III devices and a full PMA is required. A PMA for our breast implants was approved by the FDA in March 2012. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA's satisfaction. Accordingly, a PMA application must be supported by valid scientific evidence that typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, and manufacturing and labeling information to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. By statute, the FDA has 180 days to review the "accepted application," although, generally, review of the application takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

        The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

        Clinical Trials.    A clinical trial is almost always required to support a PMA application and may be required for a 510(k) pre-market notification. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. Some types of studies deemed to present "non-significant risk" are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a "significant risk" to human health, as defined by the FDA, the Sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. The FDA's grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

        Other Regulatory Requirements.    Even though our breast implants have been approved and commercialized, numerous regulatory requirements apply after a device is placed on the market, regardless of its classification or pre-market pathway. These include, but are not limited to:

  •
  establishment registration and device listing with the FDA;

  •
  QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

  •
  labeling regulations that prohibit the promotion of products for uncleared or unapproved, or "off-label," uses, and impose other restrictions on labeling, advertising and promotion;

  •
  medical Device Reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

  •
  corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. In addition, the FDA may order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death.

        Also, the FDA requires us to conduct post-market surveillance studies and to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA and the Food and Drug Branch of the California Department of Health Services enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

        Failure by us or our manufacturer to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies. These may include, but may not be limited to, any of the following sanctions or consequences:

  •
  warning letters or untitled letters that require corrective action;

  •
  fines and civil penalties;

  •
  unanticipated expenditures;

  •
  delays in or refusal to grant requests for 510(k) clearance or pre-market approval of new products or modified products;

  •
  FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;

  •
  suspension or withdrawal of FDA clearance or approval;

  •
  product recall, detention or seizure;

  •
  operating restrictions, partial suspension or total shutdown of production;

  •
  injunctions and consent decrees; and

  •
  criminal prosecution.

        We and our contract manufacturers and some suppliers of components or device accessories also are required to manufacture our products in compliance with cGMP requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic, unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees.

        Healthcare Regulatory Laws.    Our business activities, including but not limited to, research, sales, marketing, promotion, distribution, medical education and other activities are subject to regulation under additional laws by numerous regulatory and enforcement authorities in the United States, in addition to the FDA. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician sunshine and privacy and security laws and regulations, including but not limited to those described below.

        Additionally, our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Non-compliance with the laws described below may result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any actions for non-compliance of such laws can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

        Federal Anti-Kickback Laws.    The federal Anti-Kickback Statute prohibits, among other things, knowingly or willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase, or recommendation, order or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The definition of "remuneration" has been broadly interpreted to include anything of value, including such items as improper payments, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

        The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

        We have entered into consulting, speaker and other financial arrangements with physicians, including some who prescribe or recommend our products to patients. We engage such physicians as consultants, advisors and to educate other physicians. Noncompliance with the federal Anti-Kickback Statute could result in significant administrative, civil and/or criminal penalties and fines, including our debarment or exclusion from Medicare, Medicaid or other governmental programs and restrictions on our ability to operate in certain jurisdictions.

        Federal Civil False Claims Act.    The FCA, prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Manufacturers can be held liable under the FCA if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Penalties for FCA violations include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal FCA is a civil statute, FCA violations may also implicate various federal criminal statutes.

        In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud, known as "qui tam" whistleblower lawsuits. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government's involvement, then the plaintiff will receive a percentage of the recovery. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

        Federal Criminal False Claims Law.    The federal criminal false claims laws prohibit, among other things, knowingly and willfully making, or causing to be made, a false statement or representation of a material fact for use in determining the right to any benefit or payment under a federal health care program. A violation of this statute may constitute a felony or misdemeanor and may result in fines or imprisonment.

        Civil Monetary Penalties Law.    The Federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary's selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

        Health Insurance Portability and Accountability Act of 1996.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from governmental programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

        HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes certain of HIPAA's standards and requirements directly applicable to "business associates"—independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

        Physician Payments Sunshine Act.    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, imposed, among other things, new annual reporting requirements for device manufacturers for certain payments and "transfers of value" provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for "knowing failures." Device manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period (August 1, 2013—December 31, 2013) by March 31, 2014, and were required to report detailed payment data for the first reporting period and submit legal attestation to the completeness and accuracy of such data by June 30, 2014. Thereafter, device manufacturers must submit reports by the 90th day of each subsequent calendar year. CMS released the data for the first reporting period on a public website on September 30, 2014.

        In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states, such as California and Connecticut, mandate that device manufacturers implement compliance programs. Other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties

        Additional State Healthcare Laws.    Many states have also adopted some form of each of the aforementioned laws, some of which may be broader in scope and may apply regardless of payor. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

        Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider and training arrangements may ultimately be found to be not in compliance with applicable laws.

        United States Foreign Corrupt Practices Act.    The United States Foreign Corrupt Practices Act, or FCPA, prohibits United States corporations and their representatives from offering, promising, authorizing or making corrupt payments, gifts or transfers to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries.

        International Regulation.    We may evaluate international expansion opportunities in the future. International sales of medical devices are subject to local government regulations, which may vary substantially from country to country. The time required to obtain approval in another country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

        The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a "Notified Body." This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our products.

        Coverage and Reimbursement; Healthcare Reform.    Sales of our products depend, in part, on the extent to which the procedures using our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. Breast augmentation procedures are generally performed on a cash-pay basis and are not covered by third-party payors. In contrast, breast reconstruction procedures may be covered by third-party payors, but such third-party payors are increasingly limiting coverage and reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and results.

        By way of example, in the United States, the recent implementation of PPACA is an example that has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries. The PPACA imposed, among other things, a new federal excise tax of 2.3% on certain entities that manufacture or import medical devices for sale in the United States and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

        In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will stay in effect through 2024 unless Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals.

        We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Intellectual Property

        Our intellectual property portfolio consists primarily of trademarks and trade secrets and does not presently consist of any patents or patent applications. We do not currently intend to file any patent applications in the United States or elsewhere.

        Our trademark portfolio consists of five registered U.S. trademarks and six pending Canadian trademark applications. We maintain a program to protect our marks and will institute legal action where necessary to prevent others from using and registering confusingly similar marks.

        In addition, to protect our trade secrets and other intellectual property rights, we have entered into confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants and advisors. However, there can be no assurance that these measures will be successful in any given case and third parties may still obtain this information or we may be unable to protect our rights.

Employees

        As of December 31, 2014, we had 95 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Facilities

        Our headquarters located in Santa Barbara, California is approximately 20,000 square feet. The term of the lease for our headquarters expires in February 2020. We also lease warehouse space located in Santa Barbara, California, which is approximately 10,000 square feet. The term of the lease for our warehouse expires in January 2016.

Legal Proceedings

        From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Seasonality

        We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures. We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients' planning their surgery leading up to the summer season and in the period around the winter holiday season.

Corporate Information

        We incorporated in Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed our name to Sientra, Inc. in April 2007. Our principal executive offices are located at 420 South Fairview Avenue, Suite 200, Santa Barbara, California, 93117, and our telephone number is (805) 562-3500. Our website is located at www.sientra.com, and our investor relations website is located at http://investors.sientra.com.

Item 1A.    Risk Factors

        You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes thereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Risks Relating to Our Business and Our Industry

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.

        Since our inception, we have incurred significant net operating losses. As of December 31, 2014, we had an accumulated deficit of $134.0 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and our recent initial public offering of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

        We commenced sales of our breast implants in the second quarter of 2012. For the year ended December 31, 2014, our gross profit was $33.2 million. However, although we have achieved a positive gross profit, we had an operating loss of $5.8 million in 2014. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of the recent commercialization of our silicone gel breast implants, which makes forecasting our sales more difficult. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.

        Sales of our Breast Products accounted for 97%, 97% and 96% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively. We expect our net sales to continue to be based primarily on sales of our Breast Products. Any product liability lawsuits, introduction of competitive products by our competitors and other third parties, the loss of market acceptance of our Breast Products, adverse rulings by regulatory authorities, adverse publicity or other adverse events relating to us or our Breast Products may significantly impact our sales and profitability, which would adversely affect our business, financial condition and results of operations.

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

        If any of these risks materialize, it could significantly increase our costs, our ability to generate net sales would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors' products, which could materially adversely affect our business, financial condition and results of operations.

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

If we fail to compete effectively against our competitors, both of which have significantly greater resources than we have, our net sales and operating results may be negatively affected.

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

        Our 2012 entry into the U.S. breast implant market represented a significant expansion of the breast implant choices and technologies available in the United States. As a result of our entry into the U.S. breast implant market, our competitors intensified competitive pricing pressure for traditional round-shaped breast implants. If we are not successful in convincing customers or third-party payors of the differentiation of the gel technology used in our implants and selection of shapes and products as compared to our competitors' products, third-party payors may not cover or adequately reimburse our products and customers may choose our competitors' products. Additionally, as more competitors introduce anatomically-shaped products that compete with ours, we may face additional pricing pressure that will impact our future results.

The long-term safety of our products has not fully been established and our breast implants are currently under study in our PMA and post-approval studies, which could reveal unanticipated complications.

        We currently market our silicone gel breast implants in the United States. These products have received pre-market approval from the FDA. However, there could still be unanticipated complications or unforeseen health consequences of being implanted with our silicone gel breast implants over the long-term (defined as 10 years or more). Additionally, we rely on our clinical data to make favorable comparisons of our product to our competitive products, and our longer term data may change over time. Further, future studies or clinical experience may indicate that treatment with our products is not differentiated to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if long-term results and experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval and significant legal liability.

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

        We may not be able to compete effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop and market new innovative products. Product development requires the investment of significant financial, technological and other resources. Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors' new products may beat our products to market, be more effective with new features, obtain better market acceptance or render our products obsolete. Any new or modified products that we develop may not receive clearance or approval from the FDA, or achieve market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

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

        The failure of our or our service providers' information technology could disrupt our entire operation or result in decreased sales, increased overhead costs and product shortages, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

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

        As of December 31, 2014, we had approximately 95 full-time employees. Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth. Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

  •
  diversion of management's attention from our existing business;

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

        As of December 31, 2014, we had $96.7 million in cash and cash equivalents. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 18 months. However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of our silicone gel breast implants, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future. Our future capital requirements will depend on many factors, including:

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

        As a result of these and other factors, we do not know whether and the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, borrowings under term loans or other sources, subject to the restrictions under our Loan and Security Agreement with Oxford, which was amended and restated on June 30, 2014, or the Amended Term Loan Agreement. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

        As of December 31, 2014, we had federal net operating loss carryforwards, or NOLs, of approximately $101.2 million, which expire in various years beginning in 2027, if not utilized to offset taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an "ownership change" occurs if there is a cumulative change in our ownership by "5% shareholders" that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with this offering or future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code. As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet and for this reason, we have fully reserved against the value of our NOLs on our balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

        We rely on a license from our manufacturer for use of the Silimed trademark. In the event Silimed believes that our products do not meet its commercially reasonable quality expectations and we do not cure any deficiency within a commercially reasonable period of time to Silimed's reasonable satisfaction, Silimed may revoke our exclusive license to use the Silimed trademark. If such license is terminated, the inability to use that trademark could result in a loss of sales to us as a result of the goodwill associated with the Silimed trademark, and a competitor may use that trademark to capitalize on the goodwill associated with the Silimed trademark. Either of these outcomes could seriously impair our competitive position.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management's time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

        Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Generally, we do not conduct independent reviews of patents issued to third parties. We may not be aware of whether our products do or will infringe existing or future patents. In addition, patent applications in the United States and elsewhere can be pending for many years, and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. We may not be aware of patents that have already issued that a third party might assert are infringed by our products. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our products. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation increase the risk of business assets and management's attention being diverted to patent litigation. In the future, we may receive communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights, even if they lack merit. Any potential intellectual property litigation also could force us to do one or more of the following:

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

        We hold a number of insurance policies, including product liability insurance, directors' and officers' liability insurance, general liability insurance, property insurance and workers' compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

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

  •
  federal "sunshine" requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, on certain device manufacturers regarding any "transfers of value" provided to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for "knowing failures," for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and were required to report detailed payment data and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be provided to healthcare providers and entities; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and entities or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Because of the breadth of these laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers and entities, some of whom recommend, purchase and/or prescribe our products, could be subject to challenge under one or more of such laws. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

        Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, or an approval of a pre-market approval, or PMA, application unless the device is specifically exempt from pre-market review. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA's 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained.

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

        The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

  •
  we may not be able to demonstrate to the FDA's satisfaction that our products are safe and effective for their intended uses;

  •
  the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

  •
  the manufacturing process or facilities we use may not meet applicable requirements.

        In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA's pre-market review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the pre-market review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

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

        In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-marketing studies. For example, we are required to continue to study and report clinical results to the FDA on our silicone gel breast implants. Failure to conduct this or other required studies in a timely manner could result in the revocation of the PMA approval or 510(k) clearance for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

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

If we or our third-party manufacturer fail to comply with the FDA's good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

        We and our third-party manufacturer are required to comply with the FDA's Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our manufacturer fail to adhere to QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our manufacturer propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us, which could delay production of our products and may include:

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

        In the United States, our silicone gel breast implants are marketed pursuant to a PMA order issued by the FDA in March 2012, and our tissue expanders are marketed pursuant to pre-market clearance under Section 510(k) of the FDCA. Any modifications to a PMA-approved or 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires a new 510(k) clearance or, possibly, approval of a new PMA application or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances the changes did not require new 510(k) clearances or PMA approvals. If the FDA disagrees with our determination and requires us to seek new 510(k) clearances or PMA approvals for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA's authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. Such events could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. A recall involving our silicone gel breast implants could be particularly harmful to our business, financial and operating results. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

        In addition, under the FDA's medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the medical device reporting regulations. In addition, in December of 2012, the FDA issued a draft guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA. Depending on the corrective action we take to redress a product's deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

        Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as "off-label" use. Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management's attention, result in substantial damage awards against us, and harm our reputation.

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

        Federal and state governments in the United States have recently enacted legislation to overhaul the nation's health care system. In March 2010, the PPACA was signed into law. While the goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the PPACA:

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

        In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

        In order to market our products in Canada, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. We currently market our tissue expanders and facial implants in Canada, but are awaiting Health Canada's approval to market our breast implant products in Canada. Although we do not anticipate any additional nonclinical or clinical study requirements, we may be delayed in obtaining approval to sell our breast implants in Canada if we need to respond to requests for information from Health Canada during the review process, which remains ongoing. The time required to obtain regulatory approval in Canada may be longer than the time required to obtain FDA pre-market approval. The Canadian regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain Canadian regulatory approval on a timely basis, if at all. FDA approval does not ensure approval by regulatory authorities in other countries, including Canada, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in Canada, it would negatively affect our overall market penetration.

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

        Numerous federal and state laws and regulations, including HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, govern the collection, dissemination, security, use and confidentiality of health information that identifies specific patients. HIPAA and the HITECH Act require our surgeon and hospital customers to comply with certain standards for the use and disclosure of health information within their companies and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of standards for the protection of individually identifiable health information by health plans, health care clearinghouses and certain health care providers, referred to as Covered Entities, and the Business Associates with whom Covered Entities enter into service relationships pursuant to which individually identifiable health information may be exchanged. Notably, whereas HIPAA previously directly regulated only these Covered Entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA's privacy and security standards also directly applicable to Covered Entities' Business Associates. As a result, both Covered Entities and Business Associates are now subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards.

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

        We sell our products in all 50 states and each state (and some local governments) has its own sales tax laws and regulations. We charge each of our customers sales tax on each order and report and pay that tax to the appropriate state authority, unless we believe there is an applicable exception. In some states, there are no available exceptions; in some states, we believe our products can be sold tax free. In other states, we believe we can sell our products tax free only for customers who request tax-exempt treatment due to the nature of the devices we sell or due to the nature of the customer's use of our device. We may be audited by the taxing authorities of one or more states and there can be no assurance, however, that an audit will be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

        The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this Form 10-K and others such as:

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

        In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management's attention and resources from our business.

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        As of March 13, 2015, our executive officers, directors and principal stockholders beneficially owned approximately 75.04% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an "emerging growth company" and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not "emerging growth companies." As an emerging growth company:

  •
  we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

  •
  we are permitted to provide less extensive disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and

  •
  we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.

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

        We may remain an emerging growth company until December 31, 2019 (the last day of the fiscal year following the fifth anniversary of our initial public offering). However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenue equals or exceeds $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

        As a public company, and increasingly after we are no longer an "emerging growth company," we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As a public company, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        As a public company, we are required to comply with certain of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

        Prior to becoming a public company, we were not required to comply with the requirements of Section 404 but previously we had identified two material weaknesses in our internal control over financial reporting for certain financial statement periods included in this report. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses related to our not having properly designed controls in place to account for complex debt and equity transactions, including preferred stock and warrants associated with debt issuances, and to record bonus accrual and related expense in the appropriate period. While we believe we have remediated these previously reported material weaknesses, we cannot assure you that we will not be required to take further remedial action with respect to those material weaknesses or that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

        The process of becoming fully compliant with Section 404 may divert internal resources and will take a significant amount of time and effort to complete, and may result in additional deficiencies and material weaknesses being identified by us or our independent registered public accounting firm. We may experience higher than anticipated operating expenses, as well as increased independent registered public accounting firm fees during the implementation of any required changes and thereafter. Completing documentation of our internal control system and financial processes, remediation of control deficiencies and management testing of internal controls will require substantial effort by us. If our internal control over financial reporting or our related disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Future sales of shares of our common stock by existing stockholders could cause our stock price to decline.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 13, 2015, we had approximately 14,924,949 shares of common stock outstanding. Of these shares, only the 5,750,000 shares of common stock sold in our IPO and 48,388 shares of common stock held by existing stockholders are freely tradable, without restriction, in the public market, unless purchased by our affiliates or our existing stockholders subject to lock-up agreements. Each of our directors and officers, and certain of our stockholders, have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares (including any shares purchased through the directed share program). The lock-up agreements pertaining to our IPO will expire on April 27, 2015. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated, however, may, in their sole discretion, permit our officers, directors and other existing stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of March 13, 2015, up to an additional 9,126,561 shares of common stock will be eligible for sale in the public market, approximately 90,909 of which are held by our directors and executive officers, and will be subject to volume limitations under Rule 144 under the

Securities Act. In addition, 1,635,106 shares of our common stock that are subject to outstanding options as of March 13, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

        Holders of an aggregate of approximately 8,942,925 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

        In addition, we have registered on Form S-8 1,631,922 shares of common stock subject to outstanding options granted under our 2007 Equity Incentive Plan, or the 2007 Plan, 1,027,500 shares of common stock that we may issue under our 2014 Equity Incentive Plan, or the 2014 Plan, as well as 255,500 share of common stock that we may issue under our 2014 Employee Stock Purchase Plan, or ESPP, that we adopted concurrently with the completion of our IPO. These shares can be freely sold in the public market upon issuance and once vested, subject to the 180-day lock-up period under the lock-up agreements described above.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2014 Plan and ESPP, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Our management team may invest or spend the proceeds from our IPO in ways with which you may not agree or in ways which may not yield a return.

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

Anti-takeover provisions in our organizational documents and under Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could reduce our stock price and prevent our stockholders from replacing or removing our current management.

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

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our headquarters located in Santa Barbara, California is approximately 20,000 square feet. The term of the lease for our headquarters expires in February 2020. We also lease warehouse space located in Santa Barbara, California, which is approximately 10,000 square feet. The term of the lease for our warehouse expires in January 2016. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2014, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been traded on the NASDAQ Global Select Market under the symbol "SIEN" since our initial public offering on October 29, 2014. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fourth Quarter 2014 (beginning October 29, 2014)	$19.99	$12.53

        On March 13, 2015, the last reported sale price for our common stock on the NASDAQ Global Select Market was $18.74 per share.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between October 29, 2014 (the date of our initial public offering) and December 31, 2014, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 29, 2014 in our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 29, 2014 of $16.75 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a financial data provider and a source believed to be reliable. The Nasdaq Stock Market LLC is not responsible for any errors or omissions in such information.

CUMULATIVE TOTAL RETURN SUMMARY
December 2014

        This performance graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Sientra, Inc. under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Holders of Record

        As of March 13, 2015, there were approximately 28 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

        We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

        Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds from Public Offering of Common Stock

        On November 3, 2014, we closed the sale of 5,750,000 shares of common stock to the public (inclusive of 750,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters) at a price of $15.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-198837), which was filed with the SEC, on September 19, 2014 and amended subsequently and declared effective on October 28, 2014. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as managing underwriters of the offering.

        We raised approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million and other offering expenses of approximately $3.2 million. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 29, 2014 pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

        There were no repurchases of shares of common stock made during the year ended December 31, 2014.

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

        We derived the financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our financial statements, which are included elsewhere in this Annual

Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
Statement of Operations Data:	2014	2013	2012
	(in thousands, except per share data)
Net sales	$44,733	$35,171	$10,447
Gross profit	33,233	26,579	8,095
Net loss	(5,811)	(19,125)	(23,433)
Net loss per share:
Basic and diluted	(2.28)	(82.25)	(85.01)
Weighted average shares:
Basic and diluted	2,545,371	232,512	275,642

	As of December 31,
Balance Sheet Data:	2014	2013
	(in thousands)
Working capital	$103,151	$24,509
Total assets	139,078	53,166
Long-term debt, excluding current portion	21,671	15,092
Stockholders' equity (deficit)	95,639	(126,673)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled "Risk Factors" included under Part I, Item 1A and elsewhere in this Annual Report. See "Special Note Regarding Forward-Looking Statements" in this Annual Report.

Overview

        We are a medical aesthetics company committed to making a difference in patients' lives by enhancing their body image, growing their self-esteem and restoring their confidence. We were founded to provide greater choice to board-certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes.

        Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in over 150 variations of shapes, sizes and textures. Our breast implants are primarily used in elective procedures which are generally performed on a cash-pay basis. Many of our breast implants incorporate one or more differentiated technologies, including a proprietary high-strength, cohesive silicone gel and proprietary texturing branded TRUE Texture. We also offer breast tissue expanders and a range of other aesthetic and specialty products. We do not have any patents or patent applications, but rely on trade secrets, proprietary know-how and regulatory barriers to protect our products and technologies.

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

        We commenced sales of our breast implants in the United States in the second quarter of 2012. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board-certified and board-admissible plastic surgeons, who we refer to as Plastic Surgeons, and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We currently sell our products in the United States where we sell our products through a direct sales organization consisting of 46 employees, including sales representatives and sales management, as of December 31, 2014.

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

        In March 2012, we initiated an arbitration proceeding against Grader Street, which we refer to as the Grader Street arbitration, to seek a decision that, under the terms of the APA, we were entitled to a substantial reduction in the purchase price reducing contingent payments owed to Grader Street. On May 16, 2013, we, Grader Street and Grader Street's founder reached an agreement in which we agreed to pay Grader Street a gross amount of $18.0 million and release all claims that we had against Grader Street and its founder. Grader Street and its founder also released all claims against us, including all future contingent payments, under the APA. In addition, under the terms of the agreement, we paid $0.3 million to repurchase 72,727 shares (of the original 90,909 shares issued) held by Grader Street's founder.

Components of Operating Results

Net Sales

        We commenced sales of our breast implants in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales. Sales of our Breast Products accounted for 97%, 97% and 96% of our net sales for the years ended December 31, 2014, 2013 and 2012 respectively.

        We recognize revenue, net of sales discounts and returns, as the customer has a standard six-month window to return purchased products. We anticipate our net sales will increase as we expand our sales force and marketing programs, increase awareness of our products and increase the comfort of Plastic Surgeons using anatomically-shaped breast implants. We also expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures. We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients' planning their surgery leading up to the summer season and in the period around the winter holiday season.

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

Sales and Marketing Expenses

        Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for tradeshows, our no-charge customer shipping program and product evaluation, as well as educational, promotional and marketing activities, including direct and online marketing. We expect our sales and marketing expenses to increase in absolute dollars as we increase our headcount and expand our marketing programs.

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

        In 2012, Mentor filed one lawsuit against us and one of our employees, in addition to thirteen lawsuits against fifteen of our employees who were all former Mentor employees, which we refer to as the Mentor litigation. In general, these lawsuits alleged that the former employees of Mentor breached their confidentiality and non-compete agreements when they resigned in favor of employment with us, misappropriated confidential Mentor information and trade secrets, and breached their respective duties of loyalty. Although not a party to thirteen of the lawsuits, we provided for the defense of our employees. In those lawsuits, all of Mentor's claims for preliminary injunctive relief were denied and, following that, each of those lawsuits was dismissed. In the sole lawsuit against us and our employee, we prevailed at trial with verdicts of "no liability" rendered by the jury and judge on all claims. Final judgment in this case was entered on October 3, 2013 with Mentor ordered to reimburse us for certain court costs, and in 2014, Mentor waived its right to appeal. For the years ended December 31, 2014, 2013 and 2012, we incurred $0.1 million, $10.2 million and $3.0 million, respectively, of G&A expenses related to the Mentor litigation, net of Mentor's reimbursement for certain court costs and preliminary insurance recoveries.

        In addition, for the years ended December 31, 2014, 2013 and 2012, we incurred $0.0 million, $1.2 million and $0.3 million, respectively, of G&A expenses related to the Grader Street arbitration.

        Excluding the historic litigation and arbitration expenses described above, we expect future G&A expenses to increase as we build our finance, legal, information technology, human resources and other general administration resources to continue to advance the commercialization of our products. In addition, we expect to incur increased G&A expenses in connection with becoming a public company, which may increase further when we are no longer able to rely on the "emerging growth company" exemption we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act.

Other (Expense) Income, net

        Other (expense) income, net primarily consists of interest expense and amortization of debt discount associated with our term loans and insurance recoveries.

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates.

        While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        We sell our products directly to customers in markets where we have regulatory approval. We offer a six-month return policy; and we recognize revenue, net of sales discounts and returns, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 605, Revenue Recognition (ASC 605). ASC 605 requires that six basic criteria must be met before revenue can be recognized when a right of return exists:

  •
  the seller's price to the buyer is substantially fixed or determinable at the date of sale;

  •
  the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;

  •
  the buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;

  •
  the buyer acquiring the product for resale has economic substance apart from that provided by the seller;

  •
  the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and

  •
  the amount of future returns can be reasonably estimated.

        Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from customers within six months after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $10.0 million and $8.3 million as of December 31, 2014 and 2013, respectively, recorded net against accounts receivable in the balance sheet.

        A portion of the Company's revenue is generated from consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify the Company upon use. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and the Company periodically reviews consignment inventories to confirm accuracy of customer reporting. FDA regulations require tracking the sales of all implanted products.

Warranty Reserve

        We offer a limited warranty and a lifetime product replacement program for our silicone gel breast implants. Under the limited warranty program, we will reimburse patients for certain out-of-pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the lifetime product replacement program, we provide no-charge replacement breast implants under a covered event. The programs are available to all patients implanted with our silicone breast implants after April 1, 2012 and are subject to the terms, conditions, claim procedures, limitations and exclusions. Timely completion of a device tracking and warranty enrollment form by the patient's Plastic Surgeon is required to activate the programs and for the patient to be able to receive benefits under either program.

        We accrued for warranties issued in 2014, 2013 and 2012 in the amounts of $0.5 million, $0.4 million and $0.1 million, respectively. As of December 31, 2014 and 2013, we held total warranty liabilities of $1.0 million, $0.5 million, respectively.

Stock-Based Compensation

        Stock-based compensation cost is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the fair value of our stock-based awards to employees and directors using the Black- Scholes option pricing model. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

        We recorded total non-cash stock-based compensation expense of $0.6 million, $0.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, we had total unrecognized compensation costs of $1.9 million and $0.7 million, respectively, related to these stock options. As of December 31, 2014, these costs are expected to be recognized over a weighted average period of 2.84 years.

        The Black-Scholes model requires the input of subjective assumptions, including the risk-free interest rate, expected dividend yield, expected volatility and expected term, among other inputs. These estimates involve inherent uncertainties and the application of management's judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

  •
  Risk-free interest rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

  •
  Dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

  •
  Expected volatility—As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average of (i) the median historic price volatility and (ii) the median of the implied volatility averages, with a three-month lookback from the valuation date, for any trading options of industry peers based on daily price observations over a period equivalent to the expected term of the time to a liquidity event. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

  •
  Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding.

        The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended December 31,
	2014	2013
Expected term (in years)	5.77 to 6.08	6.08
Expected volatility	52% to 57%	56%
Risk-free interest rate	1.71% to 2.00%	1.00% to 1.76%
Dividend yield	—	—

        In addition to the assumptions used in the Black-Scholes option pricing model, the amount of stock-based compensation expense we recognize in our financial statements includes an estimate of stock option forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.

Warrant Liabilities

        We have issued warrants to Oxford to purchase shares of common stock in connection with our term loan agreement. The warrants are recorded at fair value using either the Black-Scholes option pricing model, other binomial valuation model or lattice model, depending on the characteristics of the warrants at the time of the valuation. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other (expense) income in the accompanying statements of operations. We will continue to re-measure the warrants to fair value until exercise or expiration of the related warrant.

Recent Accounting Pronouncements

        In May 2014, the FASB issued accounting standard update 2014-09, Revenue from Contracts with Customers. The standard was issued to provide a single framework that replaces existing industry and transaction specific US GAAP with a five step analysis of transactions to determine when and how revenue is recognized. This accounting standard update is expected to be effective for the Company beginning in fiscal year 2018. The Company is currently assessing the impact that the standard will have on the financial statements upon adoption of the guidance.

        In August 2014, the FASB issued accounting standard update 2014-15, Presentation of Financial Statement—Going Concern. The standard was issued to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This accounting standard updated will be effective for the Company beginning in fiscal year 2016. The Company anticipates there will be no impact on its financial statement upon adoption of this guidance.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

        The following table sets forth our results of operations for the years ended December 31, 2014 and 2013.

	Year Ended December 31
	2014	2013
	(in thousands)
Statement of operations data
Net sales	44,733	35,171

Cost of goods sold	11,500	8,592

Gross profit	33,233	26,579
Operating Expenses
Sales and marketing	23,599	22,229
Research and development	4,707	4,479
General and administrative	10,712	18,078

Total operating expenses	39,018	44,786

Loss from operations	(5,785)	(18,207)

Other (expense) income, net:
Interest expense	(2,172)	(872)
Other (expense) income, net	2,146	(46)

Total other (expense) income, net	(26)	(918)

Net loss	(5,811)	(19,125)

Net Sales

        Net sales increased $9.6 million, or 27.2%, to $44.7 million for the year ended December 31, 2014, as compared to $35.2 million for the year ended December 31, 2013. This increase was primarily driven by sales of our Breast Products in the United States resulting from increased sales and marketing activities and boarder adoption of Sientra's product offerings by board-certified Plastic Surgeons. As of December 31, 2014, our sales organization included 46 employees, as compared to 39 employees as of December 31, 2013.

Cost of Goods Sold and Gross Margin

        Cost of goods sold increased $2.9 million, or 33.8%, to $11.5 million for the year ended December 31, 2014, as compared to $8.6 million for the year ended December 31, 2013. This increase was primarily due to an increase in sales volume.

        The gross margins for the years ended December 31, 2014 and 2013 were 74.3% and 75.6%, respectively. The decrease in gross margin was primarily due to a manufacturing price increase, and the launch of new line extension in the fourth quarter, offset by holding fixed overhead relatively constant.

Sales and Marketing Expenses

        Sales and marketing expenses increased $1.4 million, or 6.2%, to $23.6 million for the year ended December 31, 2014, as compared to $22.2 million for the year ended December 31, 2013. This was primarily due to a $1.8 million increase in employee related expense for the sales department offset by a $0.4 million decrease in marketing costs.

Research and Development Expenses

        R&D expenses increased $0.2 million, or 5.1%, to $4.7 million for the year ended December 31, 2014, as compared to $4.5 million for the year ended December 31, 2013. This was primarily due to an increase in employee related expenses and costs associated with our post-approval study.

General and Administrative Expenses

        G&A expenses decreased $7.4 million, or 40.7%, to $10.7 million for the year ended December 31, 2014, as compared to $18.1 million for the year ended December 31, 2013. This decrease was primarily due to the $10.1 million decrease in litigation expenses related to the Mentor litigation partially offset by an increase in expenses related to accounting related costs and federal excise tax.

Other (Expense) Income, net

        Total other (expense) income, net for the year ended December 31, 2014 was primarily associated with interest expense on our term loans of $2.2 million and income from recovery of costs associated with the Mentor litigation of $2.4 million. Total other (expense) income, net for the year ended December 31, 2013 was primarily associated with interest expense on our term loans of $0.9 million.

Comparison of the Years Ended December 31, 2013 and 2012

        The following table sets forth our results of operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31
	2013	2012
	(in thousands)
Statement of operations data
Net sales	35,171	10,447

Cost of goods sold	8,592	2,352

Gross profit	26,579	8,095
Operating Expenses
Sales and marketing	22,229	17,919
Research and development	4,479	3,670
General and administrative	18,078	9,938

Total operating expenses	44,786	31,527

Loss from operations	(18,207)	(23,432)

Other (expense) income, net:
Interest expense	(872)	—
Other (expense) income, net	(46)	(1)

Total other (expense) income, net	(918)	(1)

Net loss	(19,125)	(23,433)

Net Sales

        We commenced sales of our breast implants in the United States in May 2012. Our net sales increased $24.7 million, or 236.7%, to $35.2 million for the year ended December 31, 2013, as compared to $10.4 million for the year ended December 31, 2012. As there was no material change in pricing, this increase was primarily due to having a full year of sales in 2013, as compared to less than eight months of sales in 2012. We also began commercialization activities in May 2012 and continued to increase these activities, resulting in greater familiarity with our products and customer service offerings by Plastic Surgeons, in 2013 as compared to 2012. When our commercialization activities began in May 2012, our sales organization included 29 employees. Our sales organization included 39 employees as of December 31, 2013.

Cost of Goods Sold and Gross Margin

        Cost of goods sold increased $6.2 million, or 265.3%, to $8.6 million for the year ended December 31, 2013, as compared to $2.4 million for the year ended December 31, 2012. This increase was primarily due to an increase in sales volume resulting from having a full year of sales in 2013, as compared to less than eight months of sales in 2012.

        The gross margins for the years ended December 31, 2013 and 2012 were 75.6% and 77.5%, respectively. This decrease was primarily due to manufacturing price increases and incremental warehouse costs.

Sales and Marketing Expenses

        Sales and marketing expenses increased $4.3 million, or 24.1%, to $22.2 million for the year ended December 31, 2013, as compared to $17.9 million for the year ended December 31, 2012. This increase was primarily a result of a $2.2 million increase related to expanding our headcount following commercialization in May 2012 and a $1.4 million increase in marketing costs.

Research and Development Expenses

        R&D expenses increased $0.8 million, or 22.0%, to $4.5 million for the year ended December 31, 2013, as compared to $3.7 million for the year ended December 31, 2012. This increase was primarily due to an increase in employee related costs and post-approval study costs.

General and Administrative Expenses

        G&A expenses increased $8.1 million, or 81.9%, to $18.1 million for the year ended December 31, 2013, as compared to $9.9 million for the year ended December 31, 2012. This increase was primarily due to the $7.2 million increase in expenses related to the Mentor litigation and $0.9 million increase in expenses related to the Grader Street arbitration. This increase was partially offset by a reduction in certain administrative expenses.

Other (Expense) Income, net

        Other (expense) income, net for the year ended December 31, 2013 was primarily associated with interest expense on our term loans of $0.9 million.

Liquidity and Capital Resources

        Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to grow as we expand our operations. We will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in our recent initial public offering. To date, we have received gross proceeds from the sales of preferred stock totaling $151.0 million. We issued and sold preferred stock for aggregate gross proceeds of $65.0 million in March 2012, which was our most recent issuance and sale of preferred stock. As of December 31, 2014, we had $25.4 million outstanding on our term loans.

        On November 3, 2014, we completed our IPO of common stock in which we sold 5,000,000 shares at a price of $15.00 per share. Additionally, the underwriters exercised their option to purchase an additional 750,000 shares at $15.00 per share. As a result of our IPO, we raised a total of approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million and offering expenses of approximately $3.2 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs in other current assets prior to the completion of our IPO. Upon completion of the IPO, the issuance costs were reclassified to additional-paid-in capital to offset the IPO proceeds. Upon completion of our IPO, all outstanding shares of our convertible preferred stock were converted into 8,942,925 shares of common stock.

        As of December 31, 2014, we had $96.7 million in cash and cash equivalents. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 18 months. However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of our silicone gel breast implants, and actual sales may be not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or other sources, subject to the restrictions under our Amended Term Loan Agreement.

        Our historical cash outflows have primarily been associated with R&D related to obtaining FDA approval for our breast implant portfolio and complying with the FDA's post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory.

Cash Flows

        The following table shows a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended December 31
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	450	(25,877)
Investing activities	(439)	(18,071)
Financing activities	86,996	14,462

Net change in cash and cash equivalents	87,007	(29,486)

Cash provided by (used in) operating activities

        Net cash provided by operating activities was $0.5 million during the year ended December 31, 2014 as compared to net cash used in operating activities of $25.9 million during the year ended December 31, 2013. The decrease in cash used in operating activities between the years ended December 31, 2014 and 2013 was primarily associated with the decrease in net loss of $13.3 million and a decrease in cash outflows from operating assets and liabilities resulting from a decrease in inventory purchases, an increase in customer deposits and collections of accounts receivable, offset by a reduction in accounts payable.

Cash used in investing activities

        Net cash used in investing activities was $0.4 during the year ended December 31, 2014 as compared to $18.1 million during the year ended December 31, 2013. The decrease in cash used in investing activities of $17.6 million between the years ended December 31, 2014 and 2013 was primarily due to a nonrecurring $18.0 million payment made to Grader Street in May 2013 in connection with the obligations relating to our 2007 acquisition of Grader Street.

Cash provided by financing activities

        Net cash provided by financing activities was $87.0 million during the year ended December 31, 2014 as compared to $14.5 million during the year ended December 31, 2013. The increase in cash provided by financing activities of $72.5 million between the years ended December 31, 2014 and 2013 was primarily the result of the cash proceeds from the issuance of our common stock, net of the underwriters discount in the IPO of $80.2 million, offset by the payment of equity transaction costs of $3.1 million during the year ended December 31, 2014. Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

  •
  net sales generated by our Breast Products and any other future products that we may develop and commercialize;

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

  •
  support of our sales and marketing efforts related to our current and future products;

  •
  new product acquisition and development efforts;

  •
  payment of monthly interest due under our term loans; and

  •
  facilities expansion needs

  •
  investment in inventory required to meet customer demands

        Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Our term loans restrict our ability to incur additional pari passu debt. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. For a discussion of other factors that may impact our future liquidity and capital funding requirements, see "Risk Factors—Risks Related to Our Financial Results and Need for Financing."

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$25,000	$3,757	$16,652	$4,591	$0
Interest and other payments related to long-term debt	5,884	2,048	2,958	878	0
Operating lease obligations	2,217	500	803	843	71

Total contractual obligations	$33,101	$6,305	$20,413	$6,312	$71

Off-Balance Sheet Arrangements

        During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

        We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking accounts. Additionally, the interest rate on our term loans is fixed and not subject to changes in market interest rates.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1. An index of those financial statements is included in Part IV, Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        PricewaterhouseCoopers LLP, or PwC, was previously our independent auditors since 2007. On December 13, 2013, we dismissed PwC and KPMG LLP was engaged as our independent auditors. The decision to change our independent auditors was approved by our board of directors.

        During the years ended December 31, 2011 and 2012 and the subsequent interim period through December 13, 2013, there were no (i) disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to PwC's satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years, or (ii) reportable events as defined in Item 304(a)(1)(v) of

Regulation S-K, except as described below. PwC did not issue any audit reports for the years ended December 31, 2012 and 2013.

        During October 2013, PwC notified us that it was in disagreement with our revenue recognition policies relating to the timing of revenue recognition given our terms and conditions and practices regarding returns. The subject matter of this disagreement was not discussed between our board of directors and PwC prior to PwC's dismissal. We authorized PwC to respond fully to the inquiries of KPMG LLP concerning the subject matter of this disagreement. We requested PwC to provide us with a letter addressed to the SEC stating whether or not PwC agrees with the above disclosures. A copy of PwC's letter, dated October 9, 2014, is attached as Exhibit 16.1 to the registration statement on Form S-1 filed with the SEC on October 9, 2014.

        KPMG LLP audited our financial statements for the years ended December 31, 2012 and 2013 and the audit reports of KPMG LLP for such years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2012 and through the subsequent interim period prior to KPMG LLP becoming the Company's independent auditors, the Company did not consult with KPMG LLP on either (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that may be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event. We are unable to quantify the impact of the matters subject to the disagreement and cannot state what the effect on our financial statements would have been as an evaluation of such matters was not completed prior to the dismissal of our former independent auditors.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means control and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Inherent Limitations of Internal Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.    Executive Compensation

        Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.    Principal Accountant Fees and Services

        Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

 PART IV

Item 15.    Exhibits, Financial Statements and Schedules

(a)
(1)     Financial Statements.

        The response to this portion of Item 15 is set forth under Item 8 above.

(a)
(2)     Financial Statement Schedules.

        All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)
(3)     Exhibits.

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Sientra, Inc.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sientra, Inc.

        We have audited the accompanying balance sheets of Sientra, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2014. In connection with our audits of the financial statements, we have audited the related financial statement schedule II—valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sientra, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Woodland Hills, California March 18, 2015

Sientra, Inc.

Balance Sheets

(in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$96,729	$9,722
Accounts receivable, net of allowances of $10,330 and $8,543 at December 31, 2014 and 2013, respectively	5,198	6,111
Inventories, net	20,174	21,533
Prepaid expenses and other current assets	1,782	884

Total current assets	123,883	38,250
Property and equipment, net	555	254
Goodwill	14,278	14,278
Other intangible assets, net	114	207
Other assets	248	177

Total assets	$139,078	$53,166

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$3,757	$—
Accounts payable	2,589	4,768
Accrued and other current liabilities	5,772	4,065
Customer deposits	8,614	4,908

Total current liabilities	20,732	13,741
Long-term debt	21,671	15,092
Warranty reserve and other long-term liabilities	1,036	550

Total liabilities	43,439	29,383

Commitments and contingencies (Note 9)
Convertible preferred stock, $0.01 par value—Authorized, issued and outstanding 24,593,087 shares at December 31, 2013 (Liquidation preference of $151,000 as of December 31, 2013)	—	150,456
Stockholders' equity (deficit):
Preferred stock, $0.01 par value—Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value—Authorized 200,000,000 and 30,200,000 shares; issued 14,985,704 and 279,879 and outstanding 14,912,977 and 207,152 shares at December 31, 2014 and 2013, respectively	150	3
Additional paid-in capital	229,795	1,819
Treasury stock, at cost (72,727 shares at December 31, 2014 and 2013)	(260)	(260)
Accumulated deficit	(134,046)	(128,235)

Total stockholders' equity (deficit)	95,639	(126,673)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$139,078	$53,166

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$44,733	$35,171	$10,447
Cost of goods sold	11,500	8,592	2,352

Gross profit	33,233	26,579	8,095

Operating expenses:
Sales and marketing	23,599	22,229	17,919
Research and development	4,707	4,479	3,670
General and administrative	10,712	18,078	9,938

Total operating expenses	39,018	44,786	31,527

Loss from operations	(5,785)	(18,207)	(23,432)
Other (expense) income, net:
Interest expense	(2,172)	(872)	—
Other (expense) income, net:	2,146	(46)	(1)

Total other (expense) income, net	(26)	(918)	(1)

Loss before income taxes	(5,811)	(19,125)	(23,433)
Income taxes	—	—	—

Net loss	$(5,811)	$(19,125)	$(23,433)

Basic and diluted net loss per share attributable to common stockholders	$(2.28)	$(82.25)	$(85.01)

Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	2,545,371	232,512	275,642

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except per share data)

	Convertible preferred stock
			Common stock		Treasury stock
							Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	12,409,397	$85,903	275,036	$3	—	$—	$1,107	$(85,677)	$(84,567)
Issuance of Series C convertible preferred stock at $5.335 per share, net of issuance costs of $447	12,183,690	64,553	—	—	—	—	—	—	—
Stock option exercises	—	—	1,818	—	—	—	3	—	3
Employee stock-based compensation expense	—	—	—	—	—	—	357	—	357
Net loss	—	—	—	—	—	—	—	(23,433)	(23,433)

Balances at December 31, 2012	24,593,087	150,456	276,854	3	—	—	1,467	(109,110)	(107,640)
Stock option exercises	—	—	3,025	—			10	—	10
Repurchased common shares	—	—	—	—	72,727	(260)	—	—	(260)
Employee stock-based compensation expense	—	—	—	—	—	—	342	—	342
Net loss	—	—	—	—	—	—	—	(19,125)	(19,125)

Balances at December 31, 2013	24,593,087	$150,456	279,879	$3	72,727	$(260)	1,819	(128,235)	(126,673)
Conversion of convertible preferred stock to common stock	(24,593,087)	(150,456)	8,942,925	89	—	—	150,367	—	150,456
Proceeds from IPO, net of costs	—	—	5,750,000	58	—	—	76,977	—	77,035
Stock option exercises	—	—	12,900	—	—	—	38	—	38
Employee stock-based compensation expense	—	—	—	—	—	—	594	—	594
Net loss	—	—	—	—	—	—	—	(5,811)	(5,811)

Balances at December 31, 2014	—	—	14,985,704	$150	72,727	$(260)	$229,795	$(134,046)	$95,639

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(5,811)	$(19,125)	$(23,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	275	280	288
Provision for sales return reserve	1,748	3,936	4,240
Provision for doubtful accounts	39	107	140
Provision for warranties	447	392	123
Change in fair value of warrants	220	46	—
Non cash interest expense	490	179	—
Stock-based compensation expense	594	342	357
Changes in assets and liabilities:
Accounts receivable	(873)	(6,804)	(7,636)
Prepaid expenses, other current assets and other assets	(864)	195	(575)
Inventories	1,359	(10,852)	(7,520)
Accounts payable	(2,266)	1,904	390
Accrued and other liabilities	1,385	(70)	2,931
Customer deposits	3,707	3,593	849

Net cash provided by (used in) operating activities	450	(25,877)	(29,846)

Cash flows from investing activities:
Purchase of property and equipment	(439)	(71)	(394)
Contingent payment related to Silimed acquisition	—	(18,000)	—

Net cash used in investing activities	(439)	(18,071)	(394)

Cash flows from financing activities:
Proceeds from exercise of stock options	38	10	3
Repurchase of common stock	—	(260)	—
Proceeds from issuance of preferred stock, net	—	—	64,553
Proceeds from issuance of common stock, net of underwriters discount	80,213
Proceeds from issuance of long-term debt	10,000	15,000	—
Deferred financing costs	(148)	(288)	—
Deferred equity issuance costs	(3,107)	—	—

Net cash provided by financing activities	86,996	14,462	64,556

Net increase (decrease) in cash and cash equivalents	87,007	(29,486)	34,316
Cash and cash equivalents at:
Beginning of period	9,722	39,208	4,892

End of period	$96,729	$9,722	$39,208

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$1,577	$641	$—
Supplemental disclosure of noncash investing and financing activities:
Accrual for the resolution of contingent payment related to Silimed acquisition	$—	$—	$18,000
Accrued equity issuance costs	71	—	—
Property and equipment in accounts payable	44	—	—

See accompanying notes to financial statements.

Sientra, Inc.

Notes to Financial Statements

(In thousands, except per share data)

1) Formation and Business of the Company

(a)   Formation

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

(b)   Reverse Stock Split

        On October 10, 2014, the board of directors and stockholders approved an amendment to the Company's fourth amended and restated certificate of incorporation, which was filed on October 17, 2014, which effected a 1 for 2.75 reverse stock split of the Company's issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock, stock options and warrants and the related per share amounts contained in the Company's financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. Also, as a result of the reverse stock split of the common stock, the conversion ratios for all of the Company's convertible preferred stock have been adjusted such that the preferred stock are now convertible into shares of common stock at a conversion rate of 2.75-to-1 instead of 1-to-1. The number of issued and outstanding shares of preferred stock and their related per share amounts have not been affected by the reverse stock split and therefore have not been adjusted in the Company's financial statements. However, to the extent that the convertible preferred stock are presented on an as converted to common stock basis, such share and per share amounts contained in the Company's financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

(c)   Initial Public Offering

        On November 3, 2014, the Company completed an initial public offering, or IPO, whereby it sold a total of 5,750,000 shares of common stock at $15.00 per share inclusive of 750,000 shares sold to underwriters for the exercise of their option to purchase additional shares. The Company received net proceeds from the IPO of approximately $77,035, after deducting underwriting discounts and commissions and offering expenses of approximately $9,215. These expenses will be recorded against the proceeds received from the IPO.

        The interest-only period for the tranche D term loan (see Note 4) was extended from August 1, 2015 to August 1, 2016 as a result of having raised at least $50,000 in gross proceeds in the IPO and the completion of the IPO before June 30, 2015.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

1) Formation and Business of the Company (Continued)

        The outstanding shares of convertible preferred stock were converted on a 2.75-to-1 basis into shares of common stock concurrent with the closing of the IPO. All of the outstanding shares of Series A, Series B and Series C preferred stock converted into 8,942,925 shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding.

(2) Summary of Significant Accounting Policies

(a)   Basis of Presentation and Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and use of estimates include the allowance for doubtful accounts, sales return reserves, provision for warranties, valuation of inventories, recoverability of long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and finite lived intangible assets, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with stock-based compensation and other equity instruments.

(b)   Liquidity

        Since inception, the Company has incurred net losses. During the years ended December 31, 2014, 2013, and 2012 the Company incurred net losses of $5,811, $19,125, and $23,433, respectively. The Company provided $450 of cash in operations for the year ended December 31, 2014 and used $25,877 and $29,846 of cash in operations during the years ended December 31, 2013 and 2012, respectively. At December 31, 2014 and 2013 the Company had an accumulated deficit of $134,046 and $128,235, respectively. At December 31, 2014, the Company had cash and cash equivalents of $96,729. The Company's ability to continue to meet its obligations and to achieve its business objectives is dependent upon, amongst other things, generating sufficient revenues. The Company believes that it has the ability to continue as a going concern through at least December 31, 2015.

(c)   Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking accounts.

(d)   Concentration of Credit and Supplier Risks

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company's cash and cash equivalents are deposited in demand accounts at a financial institution that management believes is creditworthy. The Company is exposed to credit risk in the event of default by this financial institution for cash and cash equivalents in

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management believes that the Company's investments in cash and cash equivalents are financially sound and have minimal credit risk and the Company has not experienced any losses on its deposits of cash and cash equivalents.

        The Company currently purchases all of its Breast Products from one supplier under an exclusivity contract. The supplier and its production facility are located in Brazil. The Company is exposed to risks of foreign regulations in Brazil that could hinder the Company's ability to import goods, as well as halts or limitations in productions due to events outside of the Company's control occurring at the production facility. This could result in the Company not being able to acquire the inventory needed to meet customer demand, which would result in possible loss of sales and affect operating results adversely. Management believes that there is minimal risk of such events occurring.

(e)   Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability is discussed in Note 2(f). The fair value of our long-term debt is based on the amount of future cash flows associated with the instrument discounted using our current market rate. At December 31, 2014, the carrying value of the long-term debt was not materially different from the fair value.

(f)    Fair Value Measurements

        Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

        The Company's common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. Prior to the IPO, the Company determined

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

the fair value per share of the underlying common stock by taking into consideration its most recent sale of its convertible preferred stock as well as additional factors that the Company deems relevant. Subsequent to the IPO, the warrants are valued using the fair value of common stock as of the measurement date. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As several significant inputs are not observable, the overall fair value measurement of the warrants is classified as Level 3.

        The following tables present information about the Company's liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	420	420

	Fair Value Measurements as of December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	90	90

        The following table provides a rollforward of the aggregate fair values of the Company's common stock warrants for which fair value is determined by Level 3 inputs:

Fair value upon issuance during 2013	$44
Increase in fair value through December 31, 2013	46

Balance, January 1, 2014	90
Fair value of warrants upon issuance during 2014	110
Increase in fair value through December 31, 2014	220

Balance, December 31, 2014	$420

        The company recognized changes in the fair value of these warrants in other (expense) income, net in the statement of operations.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

(g)   Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset; generally three years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale of an asset, the cost and related accumulated depreciation or amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

(h)   Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. The Company's annual test for impairment is performed as of October 1 of each fiscal year. The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform the two-step impairment test for that reporting unit.

        Under the first step of the test, the Company is required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the test is not performed. If the results of the first step of the impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the test is required. The second step of the test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

        Management evaluates the Company as a single reporting unit for business and operating purposes as all of the Company's revenue streams are generated by the same underlying products via sales in the United States of America. In addition, the majority of the Company's costs are, by their nature, shared costs that are not specifically identifiable to a geography or product line, but relate to all products. As a result, there is a high degree of interdependency among the Company's net sales and cash flows for the entity and identifiable cash flows for a reporting unit separate from the entity are not meaningful.

        Judgments about the recoverability of purchased finite-lived intangible assets are made whenever events or changes in circumstance indicate that impairment may exist. Each fiscal year the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstance warrant a revision to the remaining periods of amortization. Recoverability of finite-lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. The intangible asset is amortized to the statement of operations based on estimated cash flows generated from the intangible over its estimated life.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

(i)    Impairment of Long-Lived Assets

        The Company's management routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset will then become the asset's new carrying value. There have been no impairments of long-lived assets recorded during the years ended December 31, 2014, 2013 and 2012. The Company may record impairment losses in future periods if factors influencing its estimates change.

(j)    Revenue Recognition

        The Company sells its product directly to customers in markets where it has regulatory approval. The Company offers a six-month return policy and recognizes revenue net of sales discounts and returns in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 605, Revenue Recognition (ASC 605). ASC 605 requires that six basic criteria must be met before revenue can be recognized when a right of return exists:

  •
  the seller's price to the buyer is substantially fixed or determinable at the date of sale;

  •
  the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;

  •
  the buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;

  •
  the buyer acquiring the product for resale has economic substance apart from that provided by the seller;

  •
  the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and

  •
  the amount of future returns can be reasonably estimated.

        Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from customers within six months after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

recorded. The Company has established an allowance for sales returns of $10,018 and $8,270 as of December 31, 2014 and 2013, respectively, recorded net against accounts receivable in the balance sheet.

        A portion of the Company's revenue is generated from consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify the Company upon use. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and the Company periodically reviews consignment inventories to confirm accuracy of customer reporting. FDA regulations require tracking the sales of all implanted products.

        Shipping and handling charges are largely provided to customers free of charge. The associated costs are viewed as part of the Company's marketing programs and are recorded as a component of sales and marketing expense in the statement of operations. For the years ended December 31, 2014, 2013 and 2012 these costs amounted to $1,305, $1,021 and $354, respectively.

        In other cases, shipping and handling charges may be invoiced to customers based on the amount of products sold. In such cases, shipping and handling fees collected are recorded as revenue and the related expense as a component of cost of goods sold.

(k)   Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect from some of its customers. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, and current economic trends. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required. The Company has established an allowance for doubtful accounts of $312 and $273 as of December 31, 2014 and 2013, respectively.

(l)    Inventories and Cost of Goods Sold

        Inventories represent finished goods that are recorded at the lower of cost or market on a first-in, first-out basis (FIFO). The Company periodically assesses the recoverability of all inventories to determine whether adjustments for impairment or obsolescence are required. The Company evaluates the remaining shelf life and other general obsolescence and impairment criteria in assessing the recoverability of the Company's inventory.

        The Company recognizes the cost of inventory transferred to the customer in cost of goods sold when revenue is recognized.

        At December 31, 2014 and 2013, approximately $1,989 and $528, respectively, of the Company's inventory was held on consignment at doctors' offices, clinics, and hospitals. The value and quantity at any one location is not significant.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

(m)  Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        The Company accounts for uncertain tax position in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available.

(n)   Research and Development Expenditures

        Research and development costs are charged to operating expenses as incurred. Research and development, or R&D, primarily consist of clinical expenses, regulatory expenses, product development, consulting services, outside research activities, quality control, and other costs associated with the development of the Company's products and compliance with Good Clinical Practices, or GCP, requirements. R&D expenses also include related personnel and consultant compensation and stock-based compensation expense.

(o)   Advertising

        Expenses related to advertising are charged to sales and marketing expense as incurred. Advertising costs were $1,548, $801 and $510 for fiscal years 2014, 2013 and 2012, respectively.

(p)   Stock-Based Compensation

        The Company applies the fair value provisions of ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all employee share-based payments, including stock options and the employee stock purchase plan. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. All option grants valued are being expensed on a straight-line basis over their vesting period.

(q)   Product Warranties

        The Company offers a limited warranty and a lifetime product replacement program for the Company's silicone gel breast implants. Under the limited warranty program, the Company will reimburse

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

patients for certain out-of-pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the lifetime product replacement program, the Company provides no-charge replacement breast implants under a covered event. The programs are available to all patients implanted with the Company's silicone breast implants after April 1, 2012 and are subject to the terms, conditions, claim procedures, limitations and exclusions. Timely completion of a device tracking and warranty enrollment form by the patient's Plastic Surgeon is required to activate the programs and for the patient to be able to receive benefits under either program.

        The following table provides a rollforward of the accrued warranties:

	December 31,
	2014	2013
Beginning balance	$515	$123
Payment made during the period	(1)	—
Changes in accrual related to warranties issued during the period	509	392
Changes in accrual related to pre-existing warranties	(62)	—

Ending balance	$961	$515

(r)   Deferred Equity Issuance Costs

        Deferred equity issuance costs, primarily consisting of legal, accounting and other direct fees and costs relating to the IPO, were capitalized, as incurred, in other current assets prior to the completion of the IPO. Upon completion of the IPO, $3,178 of issuance costs were capitalized, all of which were reclassified to additional-paid-in capital to offset the IPO proceeds.

(s)   Segment Information

        Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate basis to its Chief Executive Officer, who is the Company's chief operating decision maker. All tangible assets are held in the United States.

(t)    Net Loss Per Share

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

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(2) Summary of Significant Accounting Policies (Continued)

same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive.

	December 31,
	2014	2013	2012
Net loss	$(5,811)	$(19,125)	$(23,433)
Weighted average common shares outstanding, basic and diluted	2,545,371	232,512	275,642

Net loss per share attributable to common stockholders	$(2.28)	$(82.25)	$(85.01)

        The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2014, 2013 and 2012 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2014, 2013 and 2012 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2014	2013	2012
Stock options to purchase common stock	1,613,544	1,422,315	1,409,047
Warrants for the purchase of common stock	47,710	30,670	—
Convertible preferred stock (as converted to common stock)	—	8,942,925	8,942,925

	1,661,254	10,395,910	10,351,972

(u)   Recent Accounting Pronouncements

        In May 2014, the FASB issued accounting standard update 2014-09, Revenue from Contracts with Customers. The standard was issued to provide a single framework that replaces existing industry and transaction specific GAAP with a five step analysis of transactions to determine when and how revenue is recognized. This accounting standard update is expected to be effective for the Company beginning in fiscal year 2018. The Company is currently assessing the impact that the standard will have on the financial statements upon adoption of the guidance.

        In August 2014, the FASB issued accounting standard update 2014-15, Presentation of Financial Statement—Going Concern. The standard was issued to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This accounting standard updated will be effective for the Company beginning in fiscal year 2016. The Company anticipates there will be no impact on its financial statement upon adoption of this guidance.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(3) Balance Sheet Components

        Property and equipment, net consist of the following:

	December 31,
	2014	2013
Leasehold improvements	$69	$19
Computer equipment	138	183
Software	166	85
Office equipment	167	128
Furniture and fixtures	636	456

	1,176	871
Less accumulated depreciation	(621)	(617)

	$555	$254

        Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $182, $148 and $109 respectively.

        Accrued and other current liabilities consist of the following:

	December 31
	2014	2013
Accrued clinical trial and research and development expenses	$109	$166
Audit, consulting and legal fees	72	124
Payroll and related expenses	2,497	1,890
Accrued commission	1,969	1,563
Warrant liability	420	90
Other	705	232

	$5,772	$4,065

(4) Long-term Debt

        On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford providing for a $15,000 term loan facility consisting of original term loans of (i) a $7,500 tranche A term loan, (ii) a $2,500 tranche B term loan and (iii) a $5,000 tranche C term loan, maturing on February 1, 2017. The term loan facility is collateralized by a first-priority security interest in substantially all of the Company's assets. Borrowings under the term loan facility bear interest at a rate equal to 8.4% per annum and the Original Term Loan Agreement provides for interest-only payments through June 30, 2015. The term loans include an additional lump sum payment of $975 due on February 1, 2017.

        On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford, under which the interest-only period for the original term loans was extended to August 1, 2015 and raised an additional $10,000 in a fourth tranche (tranche D) maturing on January 1, 2019. The term loans are collateralized by a first-priority security interest in substantially all of the Company's assets. The term loans bear interest at a rate equal to

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(4) Long-term Debt (Continued)

8.4% per annum. The interest-only period for the tranche A, B and C term loans ends on August 1, 2015 and the interest-only period for the tranche D term loan ends on the same date, but was extended another year to August 1, 2016 as the Company raised at least $50,000 in gross proceeds as part of the IPO (see Note 1). The tranche D term loan includes an additional lump sum payment of $650 due on January 1, 2019.

        The Amended Term Loan Agreement contains various negative and affirmative covenants, including certain restrictive covenants that limit the Company's ability to transfer or dispose of certain assets, engage in new lines of business, change the composition of Company management, merge with or acquire other companies, incur additional debt, create new liens and encumbrances, pay dividends or subordinated debt and enter into material transactions with affiliates, among others. The Amended Term Loan Agreement also contains financial reporting requirements.

        The aggregate maturities of long-term debt as of December 31, 2014 are: $3,757 in 2015, $11,094 in 2016, $5,558 in 2017, $4,223 in 2018 and $368 in 2019.

        In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company's common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company's common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share equal to the lesser of (i) the Series C preferred stock conversion price of $14.671 per share or (ii) the price per share in a subsequent qualified round of financing where gross proceeds are greater than $10,000.

(5) Acquisition of Silimed, Inc.

        On April 4, 2007, the Company acquired substantially all of the assets of Silimed, a privately held Texas-based company engaged in the development and sale of medical devices including breast implants, under the terms of an Asset Purchase Agreement, or the APA. The consideration paid by the Company to Silimed was $29,850 in cash and 90,909 shares of the Company's common stock. The transaction also specified a series of contingent payments with a total potential value of $70,000. As the net assets acquired exceeded the purchase price, and since the contingencies were not resolved, the purchase price allocation included a deferred credit (negative goodwill) of $4,298.

        On May 16, 2013, the Company, Grader Street (formerly, Silimed, Inc.) and Grader Street's founder reached a confidential agreement in which the Company agreed to pay Grader Street a gross amount of $18,000 and to release all claims that the Company had against Grader Street and its founder. In return, Grader Street and its founder also released all claims, including all future contingent payments, under the APA. In addition, under the terms of the agreement, the Company paid $260 to repurchase all 72,727 shares (of the original 90,909 shares issued) currently held by Grader Street's founder.

        Accordingly, the excess fair value of the settlement payment and the release of $576 in other assets related to claims against Grader Street over the $4,298 deferred credit were recognized as additional cost of the asset acquisition as of December 31, 2013.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(6) Goodwill and Other Intangible Assets

(a)   Goodwill

        The carrying amount of goodwill was $14,278 for all periods presented. The Company has determined that it has one reporting unit and has chosen October 1 as the date for its annual impairment test. The Company performed the annual impairment test of goodwill for 2014 and 2013 and determined that goodwill was not impaired.

(b)   Other Intangible Assets

        The Company recorded approximately $1,713 of intangible assets in connection with the acquisition of Silimed. The components of the Company's intangible assets are as follows:

	December 31,
	2014	2013
Acquired FDA non-gel product approval	$1,713	$1,713
Less accumulated amortization	(1,599)	(1,506)

	$114	$207

        Amortization expense for intangible assets for the years ended December 31, 2014, 2013 and 2012 was $93, $132 and $179 respectively, and is recorded in general and administrative expense in the statement of operations. The remaining amortization period as of December 31, 2014 is 3 years. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2014:

2015	$61
2016	37
2017	16

$114

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(7) Income Taxes

        Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	$(1,976)	$(6,502)	$(7,967)
State, net of federal benefit	(260)	(576)	(774)
Permanent items	580	339	255
Research and development credits	(216)	(232)	(186)
Benefit state rate change	(941)	—	—
Other	495	15	98
Change in valuation allowance	2,318	6,956	8,574

	$—	$—	$—

        The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2014	2013
Net operating loss carryforwards	$39,372	$37,278
Research and development credits	2,230	2,014
Depreciation	36	31
Accruals and reserves	5,035	3,706
Intangibles	5,732	7,058

	52,405	50,087
Less valuation allowance	(52,405)	(50,087)

Total deferred tax assets	$—	$—

        The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

        As of December 31, 2014, the Company had net operating loss carryforwards of approximately $101,172 and $91,474 available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward begins expiring in 2027, and the state net operating loss carryforwards begin expiring in 2017. It is possible that we will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change, be value, in its equity ownership over a three year period), the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(7) Income Taxes (Continued)

increased future tax liability to us. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

        As of December 31, 2014, the Company had research and development credit carryforwards of approximately $1,799 and $1,762 available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2027 and the state credits carryforward indefinitely.

        At December 31, 2014, the Company had unrecognized tax benefits of approximately $732 associated with the research and development credits. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Ending balance at December 31, 2012	$594
Additions based on tax positions taken in the current year	77

Ending balance at December 31, 2013	671
Additions based on tax positions taken in the current year	61

Ending balance at December 31, 2014	$732

        It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2014.

        The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. The Company's tax years 2010 to 2014 will remain open for examination by the federal and state tax authorities.

(8) Stockholders' Equity (Deficit)

(a)   Authorized Stock

        The Company's Amended and Restated Certificate of Incorporation, effective upon the completion of the IPO, authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2014, the Company has no preferred stock issued or outstanding.

        Prior to the IPO, the Company was authorized to issue 30,200,000 shares of common stock with $0.01 par value and 24,593,087 shares of preferred stock with $0.01 par value.

(b)   Convertible Preferred Stock

        Prior to completion of the IPO, under the Company's Certificate of Incorporation, as amended, the Company's convertible preferred stock was issued in three series: A, B and C. The outstanding shares of convertible preferred stock were converted on a 2.75-to-1 basis into shares of common stock concurrent

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(8) Stockholders' Equity (Deficit) (Continued)

with the closing of the IPO. All of the outstanding shares of Series A, Series B and Series C preferred stock converted into 8,942,925 shares of common stock.

        At December 31, 2013, the Company's convertible preferred stock consists of the following:

Series	Shares authorized	Outstanding	Proceeds net of issuance costs	Liquidation value	Issuance date
A	1,000,000	1,000,000	$994	1,000	October 2006
B	11,409,397	11,409,397	84,909	85,000	April 2007 and October 2008
C	12,183,690	12,183,690	64,553	65,000	March 2012

	24,593,087	24,593,087	$150,456	151,000

        As of December 31, 2013, the holders of convertible preferred stock have various rights and preferences as follows:

(c)   Voting Rights

        The holder of each share of Series A, Series B and Series C convertible preferred stock are entitled to the number of votes equal to the number of shares of the common stock into which each share of the preferred stock could be converted on the record date. The holders of shares of preferred stock have voting rights and powers equal to the voting rights and powers of holders of common stock.

(d)   Dividends

        The holders of convertible preferred stock are entitled to receive noncumulative dividends, when and if declared by the Board of Directors, out of any assets legally available, prior to and in preference to any declaration or payment of dividends on the common stock of the Company.

(e)   Liquidation Preference

        In the event of any corporate reorganization, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series A, Series B and Series C are entitled to receive an amount of $1.00, $7.45 and $5.335 per share, respectively (adjusted to reflect stock dividends, stock splits, and recapitalization), plus any accrued but unpaid dividends. Holders of Series C are entitled to be paid first prior to payment of holders of Series A and Series B. Thereafter, the holders of Series B are entitled to be paid prior to payment of holders of Series A. The remaining assets, if any, shall be distributed among common stockholders.

        As of December 31, 2013, the carrying value of the preferred stock has not been adjusted to its liquidation redemption value as an event that would trigger liquidation redemption is not considered probable.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(8) Stockholders' Equity (Deficit) (Continued)

(f)    Conversion Rights

        Each share of convertible preferred stock, at the option of the holder, is convertible at any time into the number of shares of common stock (adjusted to reflect stock dividends, stock splits and recapitalization) that results from dividing the original issue price by the conversion price in effect at the time of the conversion. The initial per share conversion price of the Series A, Series B and C convertible preferred stock is $2.75, $20.49 and $14.671 per share, respectively, and subject to adjustment in accordance with antidilution provisions contained in the Company's Articles of Incorporation.

        If not previously converted at the option of the holder, the conversion of the convertible preferred stock is automatic and will be converted at the then applicable conversion prices upon the earlier of any of the following events: (i) affirmative election of the holders of at least 65% of the then outstanding shares of the convertible preferred stock on an as-if converted basis, or (ii) the closing of a firm commitment underwritten public offering based on an effective registration statement under the Securities Act of 1933 for the issuance of common stock. The per-share price must be at least 200% of the Series C purchase price resulting in the aggregate proceeds raised from the offering of at least greater than $35,000 or (iii) consent of holders of at least 65% of the then outstanding shares of the convertible preferred stock, on an as-if converted basis, in connection with any mandatory conversion, as prescribed in the Certificate of Incorporation, in which the current fair market value of the Company's Common Stock exceeds the Series C purchase price or (iv) upon the consent of the holders of at least 65% of the then outstanding shares of the convertible preferred stock, on an as-if converted basis, including the consent of all stockholders that hold in excess of 19% of the then outstanding shares of the preferred stock of the Company.

(g)   Stock Option Plan

        In April 2007, the Company adopted the 2007 Equity Incentive Plan, or 2007 Plan. The 2007 Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2007 Plan may either be incentive stock options or nonstatutory stock options. Incentive stock options, or ISO, may be granted only to Company employees. Nonstatutory stock options, or NSO, may be granted to all eligible recipients. A total of 1,690,448 shares of the Company's common stock were reserved for issuance for the 2007 Plan.

        Options under the 2007 Plan may be granted for periods of up to ten years as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a more than 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. An NSO has no such exercise price limitations. The options generally vest on a straight-lined basis over the requisite service period of four years for the award. The vesting provisions of individual options may vary but provide for vesting of at least 25% per year.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(8) Stockholders' Equity (Deficit) (Continued)

        As of December 31, 2014, pursuant to the 2007 Plan, there were 1,631,922 shares of common stock reserved and no shares of common stock available for future grants.

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

        Options under the 2014 Plan may be granted for periods of up to ten years as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a more than 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant and the option is not exercisable after the expiration of five years from the date of grant. An NSO has no such exercise price limitations. The options generally vest on a straight-lined basis over the requisite service period of four years for the award. The vesting provisions of individual options may vary but provide for vesting of at least 25% per year.

        As of December 31, 2014, pursuant to the 2014 Plan, there were 1,027,500 shares of common stock reserved and 986,138 shares of common stock available for future grants.

        The following summarizes all option activity under the 2007 and 2014 Plan:

	Option Shares	Weighted average exercise price	Weighted average remaining contractual term(years)
Balances at December 31, 2012	1,409,047	$2.67
Granted	26,356	3.80
Exercised	(3,025)	3.41
Forfeited	(10,063)	3.93

Balances at December 31, 2013	1,422,315	$2.67	5.76
Granted	266,069	12.72
Exercised	(12,900)	2.99
Forfeited	(20,578)	5.55
Balances at December 31, 2014	1,654,906	$4.25	5.48

Vested and expected to vest at December 31, 2014	1,654,906	$4.25	5.48

Vested and exercisable at December 31, 2014	1,245,505	$2.54	4.42

        The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2014 and 2013 was $6.82 and $1.90 per share, respectively. Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $560, $342 and $357,

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(8) Stockholders' Equity (Deficit) (Continued)

respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. When realized, those excess windfall tax benefits are credited to additional paid-in capital. As of December 31, 2014 and 2013, there were total unrecognized compensation costs of $1,898 and $723, respectively, related to these stock options. The expense is recorded within the operating expense captions in the statement of operations based on the employees receiving the awards. As of December 31, 2014, these costs are expected to be recognized over a weighted average period of 2.84 years.

        The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock. The aggregate intrinsic value of stock options exercised was $176 and $1 during the years ended December 31, 2014 and 2013, respectively.

        The Company estimated the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Year ended December 31,
	2014	2013
Expected term (in years)	5.77 to 6.08	6.08
Expected volatility	52% to 57%	56%
Risk-free interest rate	1.71% to 2.00%	1.00% to 1.76%
Dividend yield	—	—

        The expected term of employee stock options, risk-free interest rate and volatility represents the weighted average, based on grant date period, which the stock options are expected to remain outstanding. The Company utilized the simplified method to estimate the expected term of the options pursuant to ASC Subtopic 718-10 for all option grants to employees. The expected volatility is based upon historical volatilities of an index of a peer group because it is not practicable to make a reasonable estimate of the Company's volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

        As stock-based compensation expense recognized in the Company's statement of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company's historical experience and future expectations.

        For purposes of financial accounting for stock-based compensation, the Company has determined the fair values of its options based in part on the work of a third-party valuation specialist. The determination of stock-based compensation is inherently uncertain and subjective and involves the application of

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(8) Stockholders' Equity (Deficit) (Continued)

valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense, and its net loss could have been significantly different.

(h)   Employee Stock Purchase Plan

        The Company's board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and the stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date, except that the first offering period commenced on the first trading day following the effective date of the Company's registration statement. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the exercise date. The number of shares available for sale under the 2014 Employee Stock Purchase Plan will be increased annually on the first day of each fiscal year, equal to the lesser of i) 1% of the total outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year; ii) 3,000,000 shares of common stock, or iii) such lesser amount as determined by the Board of Directors.

        At December 31, 2014, no purchase has been made and 255,500 shares were available for future issuance under the ESPP. In 2014, the Company recorded $34 of stock-based expense related to the ESPP.

        The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. The fair value of employee stock purchase right is being amortized on a straight-line basis over the requisite service period. The fair value of employee stock purchase right was estimated using the following assumptions:

Year ended December 31, 2014
Expected term (in years)	0.63 to 2.14
Expected volatility	43% to 44%
Risk-free interest rate	0.08% to 0.49%
Dividend yield	—

(9) Commitments and Contingencies

(a)   Operating Lease Commitment

        In August 2013, the Company entered into a four month warehouse lease in Santa Barbara, California, commencing on September 1, 2013. This operating lease is used for additional general office, warehouse, and research and development. This lease was renewed on December 10, 2013 for an additional six months, and was renewed again in June 2014 for an additional 12 months.

        In March 2014, the Company entered into a 68 month lease agreement in Santa Barbara, California. The operating lease is for general office use only and commenced on July 1, 2014.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(9) Commitments and Contingencies (Continued)

        The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $424, $359 and $376, respectively.

        As of December 31, 2014, future minimum lease payments under all non-cancelable operating leases are as follows:

Years ending December 31:
2015	$500
2016	400
2017	403
2018	415
2019 and thereafter	499

$2,217

(b)   Contingencies

        The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of December 31, 2014.

        On March 27, 2012, Mentor Worldwide LLC (Mentor), a wholly owned subsidiary of Johnson & Johnson, filed thirteen lawsuits against fifteen employees of the Company (all former Mentor employees) and, on June 8, 2012, filed a fourteenth lawsuit against the Company and an additional employee. In general, these fourteen lawsuits alleged that the former employees of Mentor breached their confidentiality and non-compete agreements when they resigned in favor of employment with the Company; misappropriated confidential Mentor information and trade secrets; and breached their respective duties of loyalty. Although not a party to thirteen employee lawsuits, the Company provided for the defense of its employees in the lawsuits. In the employee lawsuits, all of Mentor's claims for Preliminary Injunctive Relief were denied. Following that, some of the employee lawsuits were dismissed with prejudice and others dismissed without prejudice. On October 3, 2013, the last of the thirteen employee lawsuits was dismissed.

        In the sole lawsuit against the Company, the Company and its employee prevailed at trial with verdicts of "no liability" rendered by the jury and judge. Final judgment in this case was entered on October 3, 2013 with the plaintiff ordered to reimburse defendants for certain court costs, and in 2014, Mentor waived its right to appeal.

        In 2012, the Company filed a claim with the Hartford Insurance Company (Hartford) for reimbursement of legal costs incurred in connection with litigation with Mentor. The Company holds a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May 2014. The Company received settlement payments from Hartford of $2,358 and $351 for the years ended December 31, 2014 and 2013, respectively.

Sientra, Inc.

Notes to Financial Statements (Continued)

(In thousands, except per share data)

(10) Summary of Quarterly Financial Information (Unaudited)

        The following tables set forth our unaudited quarterly statements of operations data in dollars and as a percentage of revenue and our key metrics for each of the eight quarters ended December 31, 2014. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
2014	March 31	June 30	September 30	December 31
Net sales	$10,228	$11,719	$10,670	$12,116
Gross profit	7,654	8,838	7,838	8,903
Net loss	(953)	(209)	(1,452)	(3,197)
Net loss per share:
Basic and diluted	$(4.59)	$(1.00)	$(6.94)	$(0.34)

	Quarter Ended
2013	March 31	June 30	September 30	December 31
Net sales	$8,461	$9,479	$7,981	$9,250
Gross profit	6,486	7,070	6,013	7,010
Net loss	(4,112)	(5,463)	(6,475)	(3,075)
Net loss per share:
Basic and diluted	$(14.85)	$(22.65)	$(31.45)	$(14.85)

Sientra, Inc.

Schedule II—Valuation and Qualifying Accounts

December 31, 2014, 2013 and 2012

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
Year ended December 31, 2012 Allowance for sales returns	$95	$27,884	$(23,645)	$4,334

Year ended December 31, 2013 Allowance for sales returns	$4,334	$93,768	$(89,832)	$8,270

Year ended December 31, 2014 Allowance for sales returns	$8,270	$110,033	$(108,285)	$10,018

(1)
Amounts represent actual sales returns.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2015	SIENTRA, INC.
	By:	/s/ HANI ZEINI Hani Zeini President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hani Zeini and Matthew Pigeon, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HANI ZEINI Hani Zeini	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2015
/s/ MATTHEW PIGEON Matthew Pigeon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 18, 2015
/s/ NICHOLAS SIMON Nicholas Simon	Director	March 18, 2015
/s/ RISHI GUPTA Rishi Gupta	Director	March 18, 2015
/s/ TIMOTHY HAINES Timothy Haines	Director	March 18, 2015

Name	Title	Date

/s/ R. SCOTT GREER R. Scott Greer	Director	March 18, 2015
/s/ KEVIN O'BOYLE Kevin O'Boyle	Director	March 18, 2015
/s/ JEFFREY NUGENT Jeffrey Nugent	Director	March 18, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-198837	3.2	October 20, 2014

3.2		Amended and Restated Bylaws of the Registrant.	S-1/A	333-198837	3.4	October 20, 2014

4.1		Form of Common Stock Certificate of the Registrant.	S-1/A	333-198837	4.1	October 20, 2014

4.2		Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	333-198837	4.11	October 20, 2014

4.3		Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.	S-1	333-198837	4.2	September, 19 2014

4.4		Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.3	September, 19 2014

4.5		Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.4	September, 19 2014

4.6		Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.5	September, 19 2014

4.7		Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.6	September, 19 2014

4.8		Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.7	September, 19 2014

4.9		Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.8	September, 19 2014

10.1	#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	333-198837	10.1	September, 19 2014

10.2	#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-198837	10.2	September, 19 2014

10.3	#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-198837	10.3	October 20, 2014

10.4	#	2014 Non-Employee Director Compensation Policy.	S-1	333-198837	10.4	September, 19 2014

10.5	#	2014 Employee Stock Purchase Plan.	S-1/A	333-198837	10.5	October 20, 2014

10.6		Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	333-198837	10.6	September, 19 2014

10.7		Amended and Restated Loan and Security Agreement, dated as of June 30, 2014, by and between Sientra, Inc. and Oxford Finance LLC.	S-1	333-198837	10.7	September, 19 2014

10.8	+	Amended and Restated Exclusivity Agreement, dated April 4, 2007, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1/A	333-198837	10.8	October, 20 2014

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
10.9		Amendment No. 1 to Amended and Restated Exclusivity Agreement, dated May 12, 2010, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1	333-198837	10.9	September, 19 2014

10.10		Amendment No. 2 to Amended and Restated Exclusivity Agreement, dated November 8, 2013, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1	333-198837	10.10	September, 19 2014

10.11	#	Offer Letter to R. Scott Greer, dated July 9, 2014.	S-1	333-198837	10.11	September, 19 2014

10.12	#	Offer Letter to Kevin O'Boyle, dated July 9, 2014.	S-1	333-198837	10.12	September, 19 2014

10.13	#	Offer Letter to Jeffrey Nugent, dated July 9, 2014.	S-1	333-198837	10.13	September, 19 2014

10.14	#	2014 Employee Stock Purchase Plan.	S-1/A	333-198837	10.5	October 20, 2014

10.15	#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Hani Zeini, dated October 15, 2014.	S-1/A	333-198837	10.14	October 20, 2014

10.16	#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Matthew Pigeon, dated October 15, 2014.	S-1/A	333-198837	10.15	October 20, 2014

10.17	#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Joel Smith, dated October 15, 2014.	S-1/A	333-198837	10.16	October 20, 2014

10.18	#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated February 1, 2015.					X

16.1		Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated October 9, 2014.	S-1/A	333-198837	16.1	October 9, 2014

21.1		List of significant subsidiaries of the registrant.	S-1	333-198837	21.1	September 19, 2014

23.1		Consent of KPMG LLP, an independent registered public accounting firm.					X

24.1		Power of Attorney (included in signature page to this Annual Report on Form 10-K).					X

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

+
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#
Indicates management contract or compensatory plan, contract, or agreement.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.