Form 10-Q
period 2015-03-31
Sientra, Inc.
filed 2015-05-14
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 14,926,212.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

 (In thousands, except per share and share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$93,586	$96,729
Accounts receivable, net of allowances of $11,518 and $10,330 at March 31, 2015 and December 31, 2014, respectively	5,647	5,198
Inventories, net	19,568	20,174
Prepaid expenses and other current assets	1,892	1,782
Total current assets	120,693	123,883
Property and equipment, net	786	555
Goodwill	14,278	14,278
Other intangible assets, net	99	114
Other assets	248	248
Total assets	$136,104	$139,078
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,074	$3,757
Accounts payable	1,795	2,589
Accrued and other current liabilities	5,446	5,772
Customer deposits	9,295	8,614
Total current liabilities	22,610	20,732
Long-term debt, net of current portion	19,481	21,671
Warranty reserve and other long-term liabilities	1,177	1,036
Total liabilities	43,268	43,439
Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value — Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000; issued 14,998,939 and 14,985,704 and outstanding 14,926,212 and 14,912,977 shares at March 31, 2015 and December 31, 2014, respectively	150	150
Additional paid-in capital	230,376	229,795
Treasury stock, at cost (72,727 shares at March 31, 2015 and December 31, 2014)	(260)	(260)
Accumulated deficit	(137,430)	(134,046)
Total stockholders’ equity	92,836	95,639
Total liabilities and stockholders’ equity	$136,104	$139,078

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

 (In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$12,434	$10,228
Cost of goods sold	3,237	2,574
Gross profit	9,197	7,654
Operating expenses:
Sales and marketing	6,854	5,574
Research and development	1,256	1,193
General and administrative	3,721	2,267
Total operating expenses	11,831	9,034
Loss from operations	(2,634)	(1,380)
Other (expense) income, net:
Interest expense	(668)	(431)
Other (expense) income, net:	(82)	809
Total other (expense) income, net	(750)	378
Loss before income taxes	(3,384)	(1,002)
Income taxes	—	—
Net loss	$(3,384)	$(1,002)

Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(4.82)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	14,923,136	207,786

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,384)	$(1,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	63
Provision for sales return reserve	1,222	208
Provision for doubtful accounts	20	—
Provision for warranties	143	115
Provision for inventory	21	15
Change in fair value of warrants	82	49
Noncash interest expense	143	115
Stock-based compensation expense	543	78
Changes in assets and liabilities:
Accounts receivable	(1,691)	367
Prepaid expenses, other current assets and other assets	(126)	(296)
Inventories	585	1,345
Accounts payable	(913)	(689)
Accrued and other liabilities	(382)	(1,066)
Customer deposits	681	457
Net cash used in operating activities	(2,973)	(241)
Cash flows from investing activities:
Purchase of property and equipment	(137)	(11)
Net cash used in investing activities	(137)	(11)
Cash flows from financing activities:
Proceeds from exercise of stock options	38	4
Deferred equity issuance costs	(71)	—
Net cash (used in) provided by financing activities	(33)	4
Net decrease in cash and cash equivalents	(3,143)	(248)
Cash and cash equivalents at:
Beginning of period	96,729	9,722
End of period	$93,586	$9,474

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$525	$315
Supplemental disclosure of noncash investing and financing activities:
Accrued equity issuance costs	$—	$298
Property and equipment in accounts payable	161	2

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Notes to the Condensed Financial Statements

(In thousands, except per share and share amounts)

(Unaudited)

1.                                      Formation and Business of the Company

a.              Formation

Sientra, Inc., or the Company, was incorporated in the State of Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed its name to Sientra, Inc. in April 2007. The Company acquired substantially all the assets of Silimed, Inc., on April 4, 2007. The purpose of the acquisition was to acquire the rights to the silicone breast implant clinical trials. Following this acquisition, the Company focused on completing the clinical trials to gain Food and Drug Administration, or FDA, approval to offer its silicone gel breast implants in the United States.

In March 2012, Sientra announced it had received approval from the FDA for its portfolio of silicone gel breast implants, and in the second quarter of 2012 the Company began commercial efforts to sell its products in the United States. The Company, based in Santa Barbara, California, is a medical aesthetics company that focuses on serving board-certified plastic surgeons and offers a portfolio of silicone shaped and round breast implants, tissue expanders, and body contouring products.

b.              Reverse Stock Split

On October 10, 2014, our board of directors and stockholders approved an amendment to the Company’s fourth amended and restated certificate of incorporation, which was filed on October 17, 2014, which effected a 2.75-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock, stock options and warrants and the related per share amounts contained in the Company’s condensed financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. Also, as a result of the reverse stock split of the common stock, the conversion ratios for all of the Company’s convertible preferred stock have been adjusted such that the preferred stock became convertible into shares of common stock at a conversion rate of 2.75-to-1 instead of 1-to-1.

c.               Initial Public Offering

On November 3, 2014, the Company completed an initial public offering, or IPO, whereby it sold a total of 5,750,000 shares of common stock at $15.00 per share inclusive of 750,000 shares sold to underwriters for the exercise of their option to purchase additional shares. The Company received net proceeds from the IPO of approximately $77,035, after deducting underwriting discounts and commissions and offering expenses of approximately $9,215. These expenses were recorded against the proceeds received from the IPO.

The interest-only period for the tranche D term loan (see Note 8) was extended from August 1, 2015 to August 1, 2016 as a result of having raised at least $50,000 in gross proceeds in the IPO and the completion of the IPO before June 30, 2015.

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

2.                                      Summary of Significant Accounting Policies

a.              Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting.   The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 18, 2015, or the Annual Report. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

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

c.               Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

d.              Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued accounting standard update 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific US GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in US GAAP when it becomes effective.  ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2017.  At its April 1, 2015 meeting the FASB agreed to propose a one-year deferral of the effective date for all entities. If approved, this proposal would make ASU 2014-09 effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued accounting standard update 2015-03, Interest — Imputation of Interest.  The standard was issued to simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This accounting standard update will be effective for the Company beginning in fiscal year 2016.  The Company anticipates there will be no material impact on its financial statement upon adoption of this guidance.

In April 2015, the FASB issued accounting standard update 2015-05, Intangibles — Goodwill and Other — Internal-Use Software.  The standard was issued to provide guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  This accounting standard update will be effective for the Company beginning in fiscal year 2016.  The Company anticipates there will be no material impact on its financial statement upon adoption of this guidance.

3.                                      Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability is discussed in Note 4. The fair value of our long-term debt is based on the amount of future cash flows associated with the instrument discounted using our current market rate. At March 31, 2015, the carrying value of the long-term debt was not materially different from the fair value.

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

The Company’s common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. Prior to the IPO, the Company determined the fair value per share of the underlying common stock by taking into consideration its most recent sale of its convertible preferred stock as well as additional factors that the Company deems relevant.  Subsequent to the IPO, the warrants are valued using the fair value of common stock as of the measurement date. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As several significant inputs are not observable, the overall fair value measurement of the warrants is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	502	502

	Fair Value Measurements as of
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	420	420

The liability for common stock warrants is included in “accrued and other current liabilities” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants for which fair value is determined by Level 3 inputs:

Balance, December 31, 2014	$420
Increase in fair value through March 31, 2015	82
Balance, March 31, 2015	$502

The company recognized changes in the fair value of these warrants in “other (expense) income, net” in the statement of operations.

5.                                      Product Warranties

The Company offers a limited warranty and a lifetime product replacement program for the Company’s silicone gel breast implants. Under the limited warranty, the Company will reimburse patients for certain out-of-pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the lifetime product replacement program, the Company provides no-charge replacement breast implants if a patient experiences a covered rupture. The programs are available to all patients implanted with the Company’s silicone breast implants after April 1, 2012 and are subject to the related program’s terms, conditions, claim procedures, limitations and exclusions. Timely completion of a device tracking and warranty enrollment form by the patient’s Plastic Surgeon is required to activate the programs and for the patient to be able to receive benefits under either program.

The following table provides a rollforward of the accrued warranties:

	March 31,
	2015	2014
Beginning balance	$961	$515
Payments made during the period	(7)	—
Changes in accrual related to warranties issued during the period	138	115
Changes in accrual related to pre-existing warranties	5	—
Ending balance	$1,097	$630

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

	Three months ended March 31,
	2015	2014
Net loss	$(3,384)	$(1,002)
Weighted average common shares outstanding, basic and diluted	14,923,136	207,786
Net loss per share attributable to common stockholders	$(0.23)	$(4.82)

The Company excluded the following potentially dilutive securities, outstanding as of March 31, 2015 and 2014, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2015 and 2014 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	March 31,
	2015	2014

Stock options to purchase common stock	2,151,543	1,419,585
Warrants for the purchase of common stock	47,710	30,670
Convertible preferred stock (as converted to common stock)	—	8,942,925
	2,199,253	10,393,180

7.                                      Balance Sheet Components

a.              Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $11,239 and $10,018 as of March 31, 2015 and December 31, 2014, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $279 and $312 as of March 31, 2015 and December 31, 2014, respectively, recorded net against accounts receivable in the balance sheet.

b.              Property and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
	2015	2014

Leasehold improvements	$70	$69
Computer equipment	164	138
Software	375	166
Office equipment	215	167
Furniture and fixtures	630	636
	1,454	1,176
Less accumulated depreciation	(668)	(621)
	$786	$555

Depreciation expense for the three months ended March 31, 2015 and 2014 was $68 and $40, respectively.

c.               Goodwill and Other Intangible Assets, net

The goodwill on the condensed balance sheets was $14,278 for all periods presented.

The components of the Company’s intangible assets are as follows:

	March 31,	December 31,
	2015	2014

Acquired FDA non-gel product approval	$1,713	$1,713
Less accumulated amortization	(1,614)	(1,599)
	$99	$114

Amortization expense for the three months ended March 31, 2015 and 2014 was $15 and $23, respectively.

d.              Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2015	2014

Accrued clinical trial and research and development expenses	$81	$109
Audit, consulting and legal fees	129	72
Payroll and related expenses	1,566	2,497
Accrued commission	1,856	1,969
Warrant liability	502	420
Other	1,312	705
	$5,446	$5,772

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

On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford, under which the interest-only period for the original term loans was extended to August 1, 2015 and borrowed an additional $10,000 in a fourth tranche (tranche D) loan maturing on January 1, 2019. The term loans are collateralized by a first-priority security interest in substantially all of the Company’s assets. The term loans bear interest at a rate equal to 8.4% per annum. The interest-only period for the tranche A, B and C term loans ends on August 1, 2015 and the interest-only period for the tranche D term loan would have ended on the same date, but was extended another year as the Company raised at least $50,000 in gross proceeds as part of an initial public offering before June 30, 2015 (see Note 1). The tranche D term loan includes an additional lump sum payment of $650 due on January 1, 2019.

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

The aggregate maturities of long-term debt as of March 31, 2015 are: $3,757 in the remaining nine months of 2015, $11,094 in 2016, $5,558 in 2017, $4,223 in 2018 and $368 in 2019.

In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671.

9.                                      Stockholders’ Equity

a.              Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2015 and December 31, 2014, the Company had no preferred stock issued or outstanding.

b.              Stock Option Plan

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

Our board of directors adopted our 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and our stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO, at which time the Company ceased making awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISO, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  On January 1, 2015, the 2014 Plan reserved an additional 298,259 shares of common stock for issuance.

Options under the 2007 Plan and the 2014 Plan may be granted for periods of up to ten years as determined by our board of directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a more than 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. An NSO has no such exercise price limitations. The options generally vest with 25% of the grant vesting on the first anniversary and the balance vesting monthly on a straight-lined basis over the requisite service period of three additional years for the award.  Additionally, options have been granted to certain key executives which vest upon achievement of performance conditions based on net sales targets over the performance period. The vesting provisions of individual options may vary but provide for vesting of at least 25% per year.

The following summarizes all option activity under the 2007 and 2014 Plan:

	Option Shares	Weighted average exercise price	Weighted average remaining contractual term(years)
Balances at December 31, 2014	1,654,906	$4.25	5.48
Granted	517,700	15.65
Exercised	(13,235)	2.86
Forfeited	(7,828)	11.43
Balances at March 31, 2015	2,151,543	$6.97	6.32

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $445 and $78 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $4,522 of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense captions in the statement of operations based on the employees receiving the awards.  These costs are expected to be recognized over weighted average period of 3.21 years.

c.               Employee Stock Purchase Plan

The Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and the stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date, except that the first offering period commenced on the first trading day following the effective date of the Company’s registration statement.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date.  A total of 255,500 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual increases.  On January 1, 2015, the ESPP reserved an additional 149,129 shares of common stock for issuance.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $98 for the three months ended March 31, 2015.

10.                               Commitments and Contingencies

a.              Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $123 and $91 for the three months ended March 31, 2015 and 2014, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

b.              Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2015.

In 2012, the Company filed a claim with the Hartford Insurance Company, or Hartford, for reimbursement of legal costs incurred in connection with litigation with a competitor that was resolved in 2013.  The Company held a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May of 2014.  The Company received settlement payments from Hartford and recovery of costs associated with the litigation of $0 and $858 for the three months ended March 31, 2015 and 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

We commenced sales of our breast implants in the United States in the second quarter of 2012.  We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board-certified and board-admissible plastic surgeons, who we refer to as Plastic Surgeons, and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence.  We currently sell our products in the United States where we sell our products through a direct sales organization consisting of 51 employees, including 43 sales representatives and 8 sales managers, as of March 31, 2015.

Components of Operating Results

Net Sales

We commenced sales of our breast implants in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales.  Sales of our Breast Products accounted for 98% and 97% of our net sales for the three months ended March 31, 2015 and 2014, respectively.

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased products.  We anticipate our net sales will increase as we expand our sales force and marketing programs, increase awareness of our products and increase the comfort of Plastic Surgeons using anatomically-shaped breast implants.  We also expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures.  We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients’ planning their surgery leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third-party manufacturer, reserve for product warranties and warehouse and other related costs.

Our silicone gel breast implants, tissue expanders and other products are manufactured under an exclusive contract with Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed.  Under our contract with Silimed, each particular style of implant has a fixed unit cost.  In addition to product costs, we provide a commercial warranty on our silicone gel filled breast implants.  The warranty covers device ruptures in certain circumstances.  Estimated warranty costs are recorded at the time of sale.  Our warehouse and other related costs include labor, rent, product shipping from our third party manufacturer and other related costs.

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of manufacturing price increases, the changing mix of products sold with different gross margins and targeted pricing programs.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation and travel for our sales, marketing and customer support personnel.  Our sales and marketing expenses also include expenses for trade shows, our no-charge customer shipping program and no-charge product evaluation units, as well as educational, promotional and marketing activities, including direct and online marketing.  We expect our sales and marketing expenses to increase in absolute dollars as we increase our headcount and expand our marketing programs.

Research and Development Expenses

Our research and development, or R&D, expenses, primarily consist of clinical expenses, product development costs, regulatory expenses, consulting services, outside research activities, quality control and other costs associated with the development of our products and compliance with current Good Clinical Practices, or cGCP, requirements.  R&D expenses also include related personnel and consultant compensation and stock-based compensation expense.  We expense R&D costs as they are incurred.

We expect our R&D expenses to increase as different development projects are initiated, including improvements to our existing products, expansions of our existing product lines, new product acquisitions and our FDA-required pre-market approval, or PMA, and post-approval studies of our breast implants.  However, we generally expect these costs will increase in absolute terms over time as we continue to expand our product portfolio and add related personnel.

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits and stock-based compensation for our executive, financial, legal, business development and administrative functions.  Other G&A expenses include outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, employee benefits, facilities and information technologies expenses.  Beginning in 2013, G&A expenses also include the federal excise tax on the sale of medical devices in the United States.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015. There have been no material changes to our critical accounting policies and estimates of those disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the FASB, issued accounting standard update 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific US GAAP with a five step analysis of transactions to determine when and how revenue is recognized.  The accounting standard update will replace most existing revenue recognition guidance in US GAAP when it becomes effective.  ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2017.  At its April 1, 2015 meeting the FASB agreed to propose a one-year deferral of the effective date for all entities. If approved, this proposal would make ASU 2014-09 effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued accounting standard update 2015-03, Interest — Imputation of Interest.  The standard was issued to simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This accounting standard update will be effective for the Company beginning in fiscal year 2016.  The Company anticipates there will be no material impact on its financial statement upon adoption of this guidance.

In April 2015, the FASB issued accounting standard update 2015-05, Intangibles — Goodwill and Other — Internal-Use Software.  The standard was issued to provide guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  This accounting standard update will be effective for the Company beginning in fiscal year 2016.  The Company anticipates there will be no material impact on its financial statement upon adoption of this guidance.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
Statement of operations data
Net sales	12,434	10,228
Cost of goods sold	3,237	2,574

Gross profit	9,197	7,654

Operating Expenses
Sales and marketing	6,854	5,574
Research and development	1,256	1,193
General and administrative	3,721	2,267

Total operating expenses	11,831	9,034

Loss from operations	(2,634)	(1,380)

Other (expense) income, net:
Interest expense	(668)	(431)
Other (expense) income, net	(82)	809

Total other (expense) income, net	(750)	378

Net loss	(3,384)	(1,002)

Net Sales

Net sales increased $2.2 million, or 21.6%, to $12.4 million for the three months ended March 31, 2015, as compared to $10.2 million for the three months ended March 31, 2014.  This increase was primarily driven by sales of our Breast Products in the United States resulting from the expansion of our sales organization, increased marketing activities and greater familiarity with our products and customer service offerings by Plastic Surgeons.  As of March 31, 2015, our sales organization included 43 sales representatives as compared to 37 sales representatives as of March 31, 2014.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.6 million, or 25.7%, to $3.2 million for the three months ended March 31, 2015, as compared to $2.6 million for the three months ended March 31, 2014.  This increase was primarily due to an increase in sales volume.

The gross margins for the three months ended March 31, 2015 and 2014 were 74.0% and 74.8%, respectively.  This decrease was primarily due to manufacturing cost increases and targeted pricing programs.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.3 million, or 23.0%, to $6.9 million for the three months ended March 31, 2015, as compared to $5.6 million for the three months ended March 31, 2014. This was primarily due to an increase in employee related expense for the sales department as a result of increased employee headcount.

Research and Development Expenses

R&D expenses increased $0.1 million, or 5.3%, to $1.3 million for the three months ended March 31, 2015, as compared to $1.2 million for the three months ended March 31, 2014.

General and Administrative Expenses

G&A expenses increased $1.4 million, or 64.2%, to $3.7 million for the three months ended March 31, 2015, as compared to $2.3 million for the three months ended March 31, 2014.  This increase was primarily due to an increase in expenses related to public company related costs and an increase in employee headcount.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2015 was primarily associated with interest expense on our term loans of $0.7 million.  Other (expense) income, net for the three months ended March 31, 2014 included interest expense on our term loans of $0.4 million, more than offset by income from settlement payments from Hartford and recovery of costs associated with the litigation of $0.9 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability.  To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in our recent initial public offering.  To date, we have received gross proceeds from the sales of preferred stock totaling $151.0 million including $65.0 million of gross proceeds from the sale of preferred stock in March 2012, which was our most recent issuance and sale of preferred stock.  As of March 31, 2015, we had $25.6 million outstanding on our term loans.

On November 3, 2014, we completed our IPO of common stock in which we sold 5,000,000 shares at a price of $15.00 per share. Additionally, the underwriters exercised their option to purchase an additional 750,000 shares at $15.00 per share. As a result of our IPO, we raised a total of approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million and offering expenses of approximately $3.2 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs in other current assets prior to the completion of our IPO. Upon completion of the IPO, the issuance costs were reclassified to additional paid-in capital to offset the IPO proceeds. Upon completion of our IPO, all outstanding shares of our convertible preferred stock were converted into 8,942,925 shares of common stock.

As of March 31, 2015, we had $93.6 million in cash and cash equivalents.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses.  In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of our silicone gel breast implants, and actual sales may be not be in line with our forecasts.  As a result, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or other sources, subject to the restrictions under our Amended Term Loan Agreement.

Our historical cash outflows have primarily been associated with R&D related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory.

Cash Flows

The following table shows a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31
	2015	2014
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(2,973)	$(241)
Investing activities	(137)	(11)
Financing activities	(33)	4

Net change in cash and cash equivalents	$(3,143)	$(248)

Cash used in operating activities

Net cash used in operating activities was $3.0 million during the three months ended March 31, 2015 as compared to cash used in operating activities of $0.2 million during the three months ended March 31, 2014. The increase in cash used in operating activities between the three months ended March 31, 2015 and 2014 was primarily associated with the increase in net loss of $2.3 million and an increase in net working capital.

Cash used in investing activities

Net cash used in investing activities was $0.1 during the three months ended March 31, 2015 as compared to $0.0 million during the three months ended March 31, 2014. The increase in cash used in investing activities between the three months ended March 31, 2015 and 2014 was primarily due to an increase in property and equipment purchases.

Cash (used in) provided by financing activities

Net cash (used in) provided by financing activities remained constant at $0.0 million during the three months ended March 31, 2015 and 2014.

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

•                  facilities expansion needs; and

•                  Investment in inventory required to meet customer demands.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Our term loans restrict our ability to incur additional pari passu debt.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  For a discussion of other factors that may impact our future liquidity and capital funding requirements, see “Risk Factors — Risks Related to Our Financial Results.”

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

We may voluntarily repay amounts outstanding under the term loan at any time, subject to paying the final payment.  Upon making the final payment of each term loan, whether on prepayment or at maturity, we are required to pay a 6.5% fee on the aggregate principal amount of the term loan being paid.  In connection with the Amended Term Loan Agreement, we issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of our common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of our common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 18, 2015.

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

ITEM 4: CONTROLS AND PROCEDURES

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” under the JOBS Act.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2015.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015.

Risks Relating to Our Business and Our Industry

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of March 31, 2015, we had an accumulated deficit of $137.4 million.  To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and our recent initial public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We commenced sales of our breast implants in the second quarter of 2012.  For the three months ended March 31, 2015, our gross profit was $9.2 million.  However, although we have achieved a positive gross profit, we had an operating loss of $3.4 million for the three months ended March 31, 2015.  The extent of our future operating losses and the timing of profitability are uncertain, especially in light of the recent commercialization of our silicone gel breast implants, which makes forecasting our sales more difficult.  We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.*

Sales of our Breast Products accounted for 98% and 97% of our net sales for the three months ended March 31, 2015 and 2014, respectively.  We expect our net sales to continue to be based primarily on sales of our Breast Products.  Any product liability lawsuits, introduction of competitive products by our competitors and other third parties, the loss of market acceptance of our Breast Products, adverse rulings by regulatory authorities, adverse publicity or other adverse events relating to us or our Breast Products may significantly impact our sales and profitability, which would adversely affect our business, financial condition and results of operations.

We rely on a foreign, sole source, third-party to manufacture and supply our silicone gel breast implants, tissue expanders and other products.

We rely on Silimed, our sole source, third-party manufacturer located in Brazil, to manufacture and supply our silicone gel breast implants, tissue expanders and other products, and Silimed relies on Applied Silicone Corporation, or ASC, its sole source, third-party supplier of medical-grade silicone based in Santa Paula, California.  If ASC becomes unable or willing to supply medical-grade silicone to Silimed or if Silimed becomes unable or unwilling to manufacture and supply our silicone gel breast implants, tissue expanders and other products, we will not be able to replace ASC or Silimed quickly, and we have not qualified another silicone supplier nor another manufacturer to source our implants in that event.  Even if we were able to identify a replacement manufacturer or silicone supplier, either would have to be qualified with the FDA, which is an expensive and time-consuming process during which we may experience a supply interruption.  As a result, our financial position and results of operations may be adversely affected.  There can also be no guarantee that ASC or Silimed will be able to meet our demand to produce sufficient quantities of medical-grade silicone or our products in a timely manner.  Furthermore, our current contract with Silimed expires in 2017, and there can be no assurance that Silimed will agree to continue to manufacture and supply our products after the expiration of our contract, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our industry is intensely competitive and subject to rapid change from the introduction of new products, technologies and other activities of industry participants.  Our competitors, Mentor Worldwide, LLC, or Mentor, a wholly owned subsidiary of Johnson & Johnson, and Allergan, Inc., or Allergan, are well-capitalized pharmaceutical companies that have been the market leaders for many years and have the majority share of the breast implant market in the United States.  These competitors also enjoy several competitive advantages over us, including:

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2015, we had approximately 104 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures.  If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of March 31, 2015, we had $93.6 million in cash and cash equivalents.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses.  In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of our silicone gel breast implants, and actual sales may not be in line with our forecasts.  As a result, we may be required to seek additional funds in the future.  Our future capital requirements will depend on many factors, including:

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

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance, employment practices, and workers’ compensation insurance.  If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected.  Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.  If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

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

As a device manufacturer, even though we do not control referrals or bill directly to Medicare, Medicaid or other third-party payors, we are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include:

•                  the federal Anti-Kickback Statute, which applies to our business activities, including our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or return for the purchase or recommendation of any good, facility, item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs.  A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it.  In 2014 the federal government collected record settlements and fines under the Anti-Kickback Statute. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims laws;

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

•                  federal “sunshine” requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, on certain device manufacturers regarding any “transfers of value” provided to physicians and teaching hospitals.  Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission.  The period between January 1, 2014 and December 31, 2014 was the second reporting period, and we were required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31, 2015.  Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be provided to healthcare providers and entities; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and entities or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post marketing studies.  For example, we are required to continue to study and report clinical results to the FDA on our silicone gel breast implants.  Failure to conduct this or other required studies in a timely manner could result in the revocation of the PMA approval or 510(k) clearance for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of May 8, 2015, our executive officers, directors and principal stockholders beneficially owned approximately 75.12% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Also, the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.  Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations.  These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As a public company, we are required to comply with certain of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting

Prior to becoming a public company, we were not required to comply with the requirements of Section 404 but previously we had identified two material weaknesses in our internal control over financial reporting for certain financial statement periods included in this report. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses related to our not having properly designed controls in place to account for complex debt and equity transactions, including preferred stock and warrants associated with debt issuances, and to record bonus accrual and related expense in the appropriate period. While we believe we have remediated these previously reported material weaknesses, we cannot assure you that we will not be required to take further remedial action with respect to those material weaknesses or that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of May 8, 2015, we had approximately 14,926,212 shares of common stock outstanding, of these shares, 5,750,000 were sold in our IPO.

Each of our directors and officers, and certain of our stockholders, entered into lock-up agreements with the underwriters that restricted their ability to sell or transfer their shares (including any shares purchased through the directed share program).  The lock-up agreements pertaining to our IPO expired on April 27, 2015, and based on shares outstanding as of May 8, 2015, up to an additional 9,127,824 shares of common stock became eligible for sale in the public market, approximately 90,909 of which are held by our directors and executive officers, and subject to volume limitations under Rule 144 under the Securities Act.  In addition, 2,238,943 shares of our common stock that are subject to outstanding options as of May 8, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

Holders of an aggregate of approximately 8,942,925 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, we have registered on Form S-8, 1,631,922 shares of common stock subject to outstanding options granted under our 2007 Equity Incentive Plan, or the 2007 Plan, as well as 1,325,759 shares of common stock that we may issue under our 2014 Equity Incentive Plan, or the 2014 Plan, that we adopted concurrently with the completion of our IPO.  These shares can be freely sold in the public market upon issuance and once vested.

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

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 Plan was 1,027,500 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2015, our board of directors increased the number of shares of common stock reserved for issuance under our 2014 Plan by 2% of the number of shares of our capital stock outstanding on December 31, 2014, or 298,259 shares.

Our board of directors adopted our ESPP in July 2014 and our stockholders approved the ESPP in October 2014. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The ESPP became effective upon the completion of the IPO. A total of 255,500 shares were initially reserved for issuance under the ESPP, subject to certain annual increases. Effective January 1, 2015, the number of shares of common stock reserved for issuance under our ESPP increased by 1% of the number of shares of our capital stock outstanding on December 31, 2014, or 149,129 shares.

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

Recent Sales of Unregistered Securities

None.

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

The underwriting discounts and commissions for the offering totaled approximately $6.0 million. We incurred additional costs of approximately $3.2 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $9.2 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $77.0 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(1)	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.

10.1#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Matthew Pigeon, dated February 1, 2015.

10.2#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Joel Smith, dated February 1, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

(1)                       Incorporated by reference to Sientra, Inc.’s Registration Statement on Form S-1 (No. 333-198837), as amended.

#                               Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

May 14, 2015	By:	/s/ Hani Zeini
Hani Zeini
President and Chief Executive Officer

May 14, 2015	By:	/s/ Matthew Pigeon
Matthew Pigeon
Chief Financial Officer and Treasurer