Form 10-Q
period 2015-06-30
Sientra, Inc.
filed 2015-08-13
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 14,986,946.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$89,659	$96,729
Accounts receivable, net of allowances of $10,771 and $10,330 at June 30, 2015 and December 31, 2014, respectively	6,936	5,198
Inventories, net	19,814	20,174
Prepaid expenses and other current assets	2,427	1,782
Total current assets	118,836	123,883
Property and equipment, net	985	555
Goodwill	14,278	14,278
Other intangible assets, net	83	114
Other assets	231	248
Total assets	$134,413	$139,078
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,441	$3,757
Accounts payable	2,067	2,589
Accrued and other current liabilities	6,691	5,772
Customer deposits	8,198	8,614
Total current liabilities	25,397	20,732
Long-term debt, net of current portion	17,245	21,671
Warranty reserve and other long-term liabilities	1,334	1,036
Total liabilities	43,976	43,439
Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value — Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000; issued 15,015,423 and 14,985,704 and outstanding 14,942,696 and 14,912,977 shares at June 30, 2015 and December 31, 2014, respectively	150	150
Additional paid-in capital	230,969	229,795
Treasury stock, at cost (72,727 shares at June 30, 2015 and December 31, 2014)	(260)	(260)
Accumulated deficit	(140,422)	(134,046)
Total stockholders’ equity	90,437	95,639
Total liabilities and stockholders’ equity	$134,413	$139,078

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$14,206	$11,719	$26,640	$21,947
Cost of goods sold	3,937	2,881	7,174	5,455
Gross profit	10,269	8,838	19,466	16,492
Operating expenses:
Sales and marketing	6,951	6,289	13,805	11,863
Research and development	1,497	1,112	2,753	2,305
General and administrative	3,943	2,641	7,664	4,908
Total operating expenses	12,391	10,042	24,222	19,076
Loss from operations	(2,122)	(1,204)	(4,756)	(2,584)
Other (expense) income, net:
Interest income	7	—	7	—
Interest expense	(671)	(411)	(1,339)	(842)
Other (expense) income, net:	(206)	1,455	(288)	2,264
Total other (expense) income, net	(870)	1,044	(1,620)	1,422
Loss before income taxes	(2,992)	(160)	(6,376)	(1,162)
Income taxes	—	—	—	—
Net loss	$(2,992)	$(160)	$(6,376)	$(1,162)

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(0.77)	$(0.43)	$(5.58)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	14,931,931	208,799	14,927,558	208,294

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,376)	$(1,162)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	153	125
Provision for sales return reserve	527	1,906
Provision for (recovery of) doubtful accounts	4	(64)
Provision for warranties	286	246
Provision for inventory	55	—
Change in fair value of warrants	288	93
Noncash interest expense	288	208
Stock-based compensation expense	1,082	199
Changes in assets and liabilities:
Accounts receivable	(2,269)	(841)
Prepaid expenses, other current assets and other assets	(657)	(421)
Inventories	305	2,025
Accounts payable	(520)	(1,269)
Accrued and other liabilities	670	(237)
Customer deposits	(416)	1,395
Net cash (used in) provided by operating activities	(6,580)	2,203
Cash flows from investing activities:
Purchase of property and equipment	(511)	(149)
Net cash used in investing activities	(511)	(149)
Cash flows from financing activities:
Proceeds from exercise of stock options	92	9
Proceeds from issuance of long-term debt	—	10,000
Deferred financing costs	—	(148)
Deferred equity issuance costs	(71)	—
Net cash provided by financing activities	21	9,861
Net (decrease) increase in cash and cash equivalents	(7,070)	11,915
Cash and cash equivalents at:
Beginning of period	96,729	9,722
End of period	$89,659	$21,637

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,051	$596
Supplemental disclosure of noncash investing and financing activities:
Accrued equity issuance costs	$—	$759
Property and equipment in accounts payable	85	—

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

2.                                      Summary of Significant Accounting Policies

a.              Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting.  The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 18, 2015, or the Annual Report. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

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

c.               Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and six months ended June 30, 2015, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

d.              Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued accounting standard update 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific US GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in US GAAP when it becomes effective.  In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Under the exposure draft, early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

3.                                      Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability is discussed in Note 4. The fair value of our long-term debt is based on the amount of future cash flows associated with the instrument discounted using our current market rate. At June 30, 2015, the carrying value of the long-term debt was not materially different from the fair value.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	708	708

	Fair Value Measurements as of
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	420	420

The liability for common stock warrants is included in “accrued and other current liabilities” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants for which fair value is determined by Level 3 inputs:

Balance, December 31, 2014	$420
Increase in fair value through June 30, 2015	288
Balance, June 30, 2015	$708

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

The following table provides a rollforward of the accrued warranties:

	June 30,
	2015	2014
Beginning balance	$961	$515
Payments made during the period	(11)	—
Changes in accrual related to warranties issued during the period	287	250
Changes in accrual related to pre-existing warranties	(1)	(4)
Ending balance	$1,236	$761

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(2,992)	$(160)	$(6,376)	$(1,162)
Weighted average common shares outstanding, basic and diluted	14,931,931	208,799	14,927,558	208,294
Net loss per share attributable to common stockholders	$(0.20)	$(0.77)	$(0.43)	$(5.58)

The Company excluded the following potentially dilutive securities, outstanding as of June 30, 2015 and 2014, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2015 and 2014 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	June 30,
	2015	2014

Stock options to purchase common stock	2,231,748	1,566,670
Warrants for the purchase of common stock	47,710	47,710
Convertible preferred stock (as converted to common stock)	—	8,942,925
	2,279,458	10,557,305

7.                                      Balance Sheet Components

a.              Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $10,544 and $10,018 as of June 30, 2015 and December 31, 2014, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $227 and $312 as of June 30, 2015 and December 31, 2014, respectively, recorded net against accounts receivable in the balance sheet.

b.              Property and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
	2015	2014

Leasehold improvements	$70	$69
Computer equipment	237	138
Software	463	166
Office equipment	215	167
Furniture and fixtures	714	636
	1,699	1,176
Less accumulated depreciation	(714)	(621)
	$985	$555

Depreciation expense for the three months ended June 30, 2015 and 2014 was $54 and $39, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $122 and $79, respectively.

c.               Goodwill and Other Intangible Assets, net

The goodwill on the condensed balance sheets was $14,278 for all periods presented.

The components of the Company’s intangible assets are as follows:

	June 30,	December 31,
	2015	2014

Acquired FDA non-gel product approval	$1,713	$1,713
Less accumulated amortization	(1,630)	(1,599)
	$83	$114

Amortization expense for the three months ended June 30, 2015 and 2014 was $16 and $23, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $31 and $46, respectively.

d.              Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2015	2014

Accrued clinical trial and research and development expenses	$103	$109
Audit, consulting and legal fees	462	72
Payroll and related expenses	2,197	2,497
Accrued commission	1,580	1,969
Warrant liability	708	420
Other	1,641	705
	$6,691	$5,772

8.                                      Long-term Debt

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford, providing for a $15,000 term loan facility consisting of original term loans of (i) a $7,500 tranche A term loan, (ii) a $2,500 tranche B term loan and (iii) a $5,000 tranche C term loan, maturing on February 1, 2017.  The term loan facility is collateralized by a first-priority security interest in substantially all of the Company’s assets.  Borrowings under the term loan facility bear interest at a rate equal to 8.4% per annum and the Original Term Loan Agreement provides for interest-only payments through June 30, 2015.  The term loans include an additional lump sum payment of $975 due on February 1, 2017.

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

The aggregate maturities of long-term debt as of June 30, 2015 are: $3,757 in the remaining six months of 2015, $11,094 in 2016, $5,558 in 2017, $4,223 in 2018 and $368 in 2019.

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

9.                                      Stockholders’ Equity

a.              Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2015 and December 31, 2014, the Company had no preferred stock issued or outstanding.

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

Our board of directors adopted our 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and our stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISO, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  On January 1, 2015, the 2014 Plan reserved an additional 298,259 shares of common stock for issuance.

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

The following summarizes all option activity under the 2007 and 2014 Plan:

	Option Shares	Weighted average exercise price	Weighted average remaining contractual term(years)
Balances at December 31, 2014	1,654,906	$4.25	5.48
Granted	622,285	16.36
Exercised	(29,719)	3.08
Forfeited	(15,724)	12.47
Balances at June 30, 2015	2,231,748	$7.58	6.25

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $444 and $121 for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense was $889 and $199 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $4,933 of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense captions in the statement of operations based on the employees receiving the awards.  These costs are expected to be recognized over weighted average period of 2.93 years.

c.               Employee Stock Purchase Plan

The Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and our stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date, except that the first offering period commenced on the first trading day following the effective date of the Company’s registration statement.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date.  A total of 255,500 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual increases.  On January 1, 2015, the ESPP reserved an additional 149,129 shares of common stock for issuance.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $95 for the three months ended June 30, 2015, and $193 for the six months ended June 30, 2015.

10.                               Commitments and Contingencies

a.              Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $141 and $90 for the three months ended June 30, 2015 and 2014, respectively, and $264 and $181 for the six months ended June 30, 2015 and 2014, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

b.                                      Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2015.

In 2012, the Company filed a claim with the Hartford Insurance Company, or Hartford, for reimbursement of legal costs incurred in connection with litigation with a competitor that was resolved in 2013.  The Company held a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May of 2014.  The Company received settlement payments from Hartford and recovery of costs associated with the litigation of $0 and $1,500 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $2,358 for the six months ended June 30, 2015 and 2014, respectively.

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

We currently sell our products in the United States through a direct sales organization consisting of 54 employees, including 46 sales representatives and 8 sales managers, as of June 30, 2015.

Components of Operating Results

Net Sales

We commenced sales of our breast implants in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales.  Sales of our Breast Products accounted for 98% and 96% of our net sales for the three months ended June 30, 2015 and 2014, respectively, and 98% and 96% of our net sales for the six months ended June 30, 2015 and 2014, respectively.

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

Other (Expense) Income, net

Other (expense) income, net primarily consists of interest expense and amortization of debt discount associated with our term loans, changes in the fair value of common stock warrants, and insurance recoveries.

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

Recent Accounting Pronouncements

In May 2014, the FASB, issued accounting standard update 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific US GAAP with a five step analysis of transactions to determine when and how revenue is recognized.  The accounting standard update will replace most existing revenue recognition guidance in US GAAP when it becomes effective.  In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Under the exposure draft, early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table sets forth our results of operations for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Statement of operations data
Net sales	$14,206	$11,719
Cost of goods sold	3,937	2,881

Gross profit	10,269	8,838

Operating expenses
Sales and marketing	6,951	6,289
Research and development	1,497	1,112
General and administrative	3,943	2,641

Total operating expenses	12,391	10,042

Loss from operations	(2,122)	(1,204)

Other (expense) income, net:
Interest income	7	—
Interest expense	(671)	(411)
Other (expense) income, net	(206)	1,455

Total other (expense) income, net	(870)	1,044

Net loss	$(2,992)	$(160)

Net Sales

Net sales increased $2.5 million, or 21.2%, to $14.2 million for the three months ended June 30, 2015, as compared to $11.7 million for the three months ended June 30, 2014.  This increase was primarily driven by sales of our Breast Products in the United States resulting from the expansion of our sales organization, increased marketing activities and greater familiarity with our products and customer service offerings by Plastic Surgeons.  As of June 30, 2015, our sales organization included 46 sales representatives as compared to 40 sales representatives as of June 30, 2014.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.0 million, or 36.7%, to $3.9 million for the three months ended June 30, 2015, as compared to $2.9 million for the three months ended June 30, 2014.  This increase was primarily due to an increase in sales volume.

The gross margins for the three months ended June 30, 2015 and 2014 were 72.3% and 75.4%, respectively.  This decrease was primarily due to manufacturing cost increases and targeted pricing programs.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 10.5%, to $7.0 million for the three months ended June 30, 2015, as compared to $6.3 million for the three months ended June 30, 2014. This was primarily due to an increase in employee-related expense for the sales department as a result of increased employee headcount.

Research and Development Expenses

R&D expenses increased $0.4 million, or 34.6%, to $1.5 million for the three months ended June 30, 2015, as compared to $1.1 million for the three months ended June 30, 2014. This increase was primarily due to an increase in product development costs and employee-related expenses.

General and Administrative Expenses

G&A expenses increased $1.3 million, or 49.3%, to $3.9 million for the three months ended June 30, 2015, as compared to $2.6 million for the three months ended June 30, 2014.  This increase was primarily due to an increase in expenses related to public company related costs and an increase in employee headcount.

Other (Expense) Income, net

Other (expense) income, net for the three months ended June 30, 2015 was primarily associated with interest expense on our term loans of $0.7 million. Other (expense) income, net for the three months ended June 30, 2014 included interest expense on our term loans of $0.4 million, offset by income from settlement payments from Hartford and recovery of costs associated with the litigation of $1.5 million.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table sets forth our results of operations for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30
	2015	2014
	(unaudited, in thousands)
Statement of operations data
Net sales	$26,640	$21,947
Cost of goods sold	7,174	5,455

Gross profit	19,466	16,492

Operating expenses
Sales and marketing	13,805	11,863
Research and development	2,753	2,305
General and administrative	7,664	4,908

Total operating expenses	24,222	19,076

Loss from operations	(4,756)	(2,584)

Other (expense) income, net:
Interest income	7	—
Interest expense	(1,339)	(842)
Other (expense) income, net	(288)	2,264

Total other (expense) income, net	(1,620)	1,422

Net loss	$(6,376)	$(1,162)

Net Sales

Net sales increased $4.7 million, or 21.4%, to $26.6 million for the six months ended June 30, 2015, as compared to $21.9 million for the six months ended June 30, 2014.  This increase was primarily driven by sales of our Breast Products in the United States resulting from increased commercialization activities, including the expansion of our sales organization, increased marketing activities and greater familiarity with our products and customer service offerings by Plastic Surgeons. As of June 30, 2015, our sales organization included 46 sales representatives as compared to 40 sales representatives as of June 30, 2014.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.7 million, or 31.5%, to $7.2 million for the six months ended June 30, 2015, as compared to $5.5 million for the six months ended June 30, 2014.  This increase was primarily due to an increase in sales volume.

The gross margins for the six months ended June 30, 2015 and 2014 were 73.1% and 75.1%, respectively.  This decrease was primarily due to manufacturing cost increases and targeted pricing programs.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.9 million, or 16.4%, to $13.8 million for the six months ended June 30, 2015, as compared to $11.9 million for the six months ended June 30, 2014.  This increase was primarily due to a $2.0 million increase in employee-related expense for the sales department as a result of increased employee headcount.

Research and Development Expenses

R&D expenses increased $0.5 million, or 19.4%, to $2.8 million for the six months ended June 30, 2015, as compared to $2.3 million for the six months ended June 30, 2014.  This increase was primarily due to an increase in employee-related expenses and product development costs.

General and Administrative Expenses

G&A expenses increased $2.8 million, or 56.2%, to $7.7 million for the six months ended June 30, 2015, as compared to $4.9 million for the six months ended June 30, 2014.  This increase was primarily due to an increase in expenses related to public company related costs and an increase in employee headcount.

Other (Expense) Income, net

Other (expense) income, net for the six months ended June 30, 2015 was primarily associated with interest expense on our term loans of $1.3 million.  Other (expense) income, net for the six months ended June 30, 2014 included interest expense on our term loans of $0.8 million, offset by income from settlement payments from Hartford and recovery of costs associated with the litigation of $2.4 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability.  To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in our recent initial public offering.  To date, we have received gross proceeds from the sales of preferred stock totaling $151.0 million including $65.0 million of gross proceeds from the sale of preferred stock in March 2012, which was our most recent issuance and sale of preferred stock.  As of June 30, 2015, we had $25.7 million outstanding on our term loans.

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

As of June 30, 2015, we had $89.7 million in cash and cash equivalents.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses.  In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of our silicone gel breast implants, and actual sales may be not be in line with our forecasts.  As a result, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or other sources, subject to the restrictions under our Amended Term Loan Agreement.

Our historical cash outflows have primarily been associated with R&D related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30
	2015	2014
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(6,580)	$2,203
Investing activities	(511)	(149)
Financing activities	21	9,861

Net change in cash and cash equivalents	$(7,070)	$11,915

Cash (used in) provided by operating activities

Net cash used in operating activities was $6.6 million during the six months ended June 30, 2015 as compared to net cash provided by operating activities of $2.2 million during the six months ended June 30, 2014. The increase in cash used in operating activities between the six months ended June 30, 2015 and 2014 was primarily associated with the increase in net loss of $5.2 million and a decrease in net working capital.

Cash used in investing activities

Net cash used in investing activities was $0.5 million during the six months ended June 30, 2015 as compared to $0.1 million during the six months ended June 30, 2014. The increase in cash used in investing activities between the six months ended June 30, 2015 and 2014 was primarily due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was twenty-one thousand ($21,000) during the six months ended June 30, 2015 as compared to $9.9 million during the six months ended June 30, 2014.  The decrease in cash provided by financing activities was primarily the result of the cash proceeds from the issuance of long-term debt of $10.0 million during the six months ended June 30, 2014.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2015.

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

Risks Relating to Our Business and Our Industry

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of June 30, 2015, we had an accumulated deficit of $140.4 million.  To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and our recent initial public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We commenced sales of our breast implants in the second quarter of 2012.  For the six months ended June 30, 2015, our gross profit was $19.5 million.  However, although we have achieved a positive gross profit, we had an operating loss of $4.8 million for the six months ended June 30, 2015.  The extent of our future operating losses and the timing of profitability are uncertain, especially in light of the recent commercialization of our silicone gel breast implants, which makes forecasting our sales more difficult.  We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.*

Sales of our Breast Products accounted for 98% and 96% of our net sales for the six months ended June 30, 2015 and 2014, respectively.  We expect our net sales to continue to be based primarily on sales of our Breast Products.  Any product liability lawsuits, introduction of competitive products by our competitors and other third parties, the loss of market acceptance of our Breast Products, adverse rulings by regulatory authorities, adverse publicity or other adverse events relating to us or our Breast Products may significantly impact our sales and profitability, which would adversely affect our business, financial condition and results of operations.

We rely on a foreign, sole source, third-party to manufacture and supply our silicone gel breast implants, tissue expanders and other products.*

We rely on Silimed, our sole source, third-party manufacturer located in Brazil, to manufacture and supply our silicone gel breast implants, tissue expanders and other products, and Silimed relies on Applied Silicone Corporation, or ASC, its sole source, third-party supplier of medical-grade silicone based in Santa Paula, California.  If ASC becomes unable or willing to supply medical-grade silicone to Silimed or if Silimed becomes unable or unwilling to manufacture and supply our silicone gel breast implants, tissue expanders and other products, we will not be able to replace ASC or Silimed quickly, and we have not qualified another silicone supplier nor another manufacturer to source our implants in that event.  Even if we were able to identify a replacement manufacturer or silicone supplier, either would have to be qualified with the FDA, which is an expensive and time-consuming process during which we may experience a supply interruption.  As a result, our financial position and results of operations may be adversely affected.  There can also be no guarantee that ASC or Silimed will be able to meet our demand to produce sufficient quantities of medical-grade silicone or our products in a timely manner.  Furthermore, our current contract with Silimed expires in less than two years, in 2017, and there can be no assurance that Silimed will agree to continue to manufacture and supply our products after the expiration of our contract, which would have a material adverse effect on our business, financial condition and results of operations.

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

Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging.  Changes that our manufacturer may make outside the purview of our direct control can have an impact on our processes, on quality and the successful delivery of products to Plastic Surgeons.  Mistakes and mishandling are not uncommon and can affect production and supply.  Some of these risks include:

•                  failure of our manufacturer to follow current Good Manufacturing Practices, or cGMP, requirements or mishandling of our products while in production or in preparation for transit;

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

Our industry is intensely competitive and subject to rapid change from the introduction of new products, technologies and other activities of industry participants.  Our competitors, Mentor Worldwide, LLC, or Mentor, a wholly owned subsidiary of Johnson & Johnson, and Allergan plc, or Allergan, are well-capitalized global pharmaceutical companies that have been the market leaders for many years and have the majority share of the breast implant market in the United States.  These competitors also enjoy several competitive advantages over us, including:

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

Pricing pressure from customers and our competitors may impact our ability to sell our products at prices necessary to support our current business strategies.*

Our 2012 entry into the U.S. breast implant market represented a significant expansion of the breast implant choices and technologies available in the United States.  As a result of our entry into the U.S. breast implant market, our competitors intensified competitive pricing pressure for traditional round-shaped breast implants.  If we are not successful in convincing customers or third-party payors of the differentiation of the gel technology used in our implants and selection of shapes and products as compared to our competitors’ products, third-party payors may not cover or adequately reimburse our products and customers may choose our competitors’ products.

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

If changes in the economy and consumer spending, reduce consumer demand for our products, our sales and profitability would suffer.*

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

Any disruption at our facilities could adversely affect our business and operating results.*

Our principal offices are located in Santa Barbara, California.  Substantially all of our operations are conducted at this location, including customer service, development and management and administrative functions.  In addition, substantially all of our inventory of finished goods is held at a second location in Santa Barbara, California.  Despite our efforts to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses.  Our insurance may not cover our losses in any particular case.  In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2015, we had approximately 107 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures.  If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of June 30, 2015, we had $89.7 million in cash and cash equivalents.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses.  In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of our silicone gel breast implants, and actual sales may not be in line with our forecasts.  As a result, we may be required to seek additional funds in the future.  Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Legal and Regulatory Environment

We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions or be required to restructure our operations, any of which could adversely affect our business, financial condition and operating results.*

As a device manufacturer, even though we do not control referrals or bill directly to Medicare, Medicaid or other third-party payors, we are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include:

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

•

federal “sunshine” requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, on certain device manufacturers regarding any “transfers of value” provided to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31st of each calendar year; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be provided to healthcare providers and entities; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and entities or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of August 7, 2015, our executive officers, directors and principal stockholders beneficially owned approximately 75.12% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of August 7, 2015, we had approximately 14,986,946 shares of common stock outstanding, of these shares, 5,750,000 were sold in our IPO.

Each of our directors and officers, and certain of our stockholders, entered into lock-up agreements with the underwriters that restricted their ability to sell or transfer their shares (including any shares purchased through the directed share program).  The lock-up agreements pertaining to our IPO expired on April 27, 2015, and based on shares outstanding as of August 7, 2015, up to an additional 9,127,824 shares of common stock became eligible for sale in the public market, approximately 95,735 of which are held by our directors and executive officers, and subject to volume limitations under Rule 144 under the Securities Act.  In addition, 2,237,248 shares of our common stock that are subject to outstanding options as of August 7, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

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

SIENTRA, INC.

August 13, 2015	By:	/s/ Hani Zeini
Hani Zeini
President and Chief Executive Officer

August 13, 2015	By:	/s/ Matthew Pigeon
Matthew Pigeon
Chief Financial Officer and Treasurer