Form 10-Q
period 2015-09-30
Sientra, Inc.
filed 2015-11-16
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 17,993,416.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$148,939	$96,729
Accounts receivable, net of allowances of $12,228 and $10,330 at September 30, 2015 and December 31, 2014, respectively	3,647	5,198
Inventories, net	20,670	20,174
Prepaid expenses and other current assets	1,596	1,782
Total current assets	174,852	123,883
Property and equipment, net	1,205	555
Goodwill	14,278	14,278
Other intangible assets, net	68	114
Other assets	225	248
Total assets	190,628	$139,078
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$25,138	$3,757
Accounts payable	2,905	2,589
Accrued and other current liabilities	7,043	5,772
Customer deposits	7,567	8,614
Total current liabilities	42,653	20,732
Long-term debt, net of current portion	—	21,671
Warranty reserve and other long-term liabilities	1,483	1,036
Total liabilities	44,136	43,439
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value — Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000; issued 18,064,654 and 14,985,704 and outstanding 17,991,927 and 14,912,977 shares at September 30, 2015 and December 31, 2014, respectively	180	150
Additional paid-in capital	293,598	229,795
Treasury stock, at cost (72,727 shares at September 30, 2015 and December 31, 2014)	(260)	(260)
Accumulated deficit	(147,026)	(134,046)
Total stockholders’ equity	146,492	95,639
Total liabilities and stockholders’ equity	$190,628	$139,078

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	9,929	10,670	36,569	32,617
Cost of goods sold	2,933	2,832	10,107	8,287
Gross profit	6,996	7,838	26,462	24,330
Operating expenses:
Sales and marketing	6,282	4,711	20,087	16,574
Research and development	2,143	1,246	4,896	3,551
General and administrative	4,140	2,634	11,804	7,542
Total operating expenses	12,565	8,591	36,787	27,667
Loss from operations	(5,569)	(753)	(10,325)	(3,337)
Other (expense) income, net:
Interest income	12	—	19	—
Interest expense	(1,608)	(665)	(2,947)	(1,507)
Other income (expense), net:	561	(34)	273	2,230
Total other (expense) income, net	(1,035)	(699)	(2,655)	723
Loss before income taxes	(6,604)	(1,452)	(12,980)	(2,614)
Income taxes	—	—	—	—
Net loss	(6,604)	(1,452)	(12,980)	(2,614)

Basic and diluted net loss per share attributable to common stockholders	(0.43)	(6.94)	(0.86)	(12.53)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	15,207,870	209,344	15,022,022	208,648

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(12,980)	$(2,614)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	232	196
Provision for sales return reserve	1,947	1,973
Provision for (recovery of) doubtful accounts	40	(64)
Provision for warranties	445	363
Provision for inventory	355	—
Change in fair value of warrants	(274)	135
Noncash interest expense	1,387	350
Stock-based compensation expense	1,759	368
Changes in assets and liabilities:
Accounts receivable	(436)	(115)
Prepaid expenses, other current assets and other assets	20	(1,035)
Inventories	(851)	2,285
Accounts payable	295	(2,815)
Accrued and other liabilities	1,082	169
Customer deposits	(1,048)	2,350
Net cash (used in) provided by operating activities	(8,027)	1,546
Cash flows from investing activities:
Purchase of property and equipment	(844)	(320)
Net cash used in investing activities	(844)	(320)
Cash flows from financing activities:
Proceeds from exercise of stock options	113	9
Proceeds from issuance of common stock, net of underwriters discount	62,040	—
Proceeds from issuance of common stock under employee stock purchase plan	564	—
Deferred equity issuance costs, IPO	(72)	(993)
Deferred equity issuance costs, follow-on offering	(77)	—
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	(1,487)	—
Deferred financing costs	—	(148)
Net cash provided by financing activities	61,081	8,868
Net increase in cash and cash equivalents	52,210	10,094
Cash and cash equivalents at:
Beginning of period	96,729	9,722
End of period	$148,939	$19,816

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,570	$1,052
Supplemental disclosure of noncash investing and financing activities:
Accrued equity issuance costs	$566	$818
Property and equipment in accounts payable	36	—

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

d.   Follow-On Offering

On September 23, 2015, the Company closed a follow-on public offering, whereby it sold 3,000,000 shares of its common stock, at a price to the public of $22.00 per share. The Company received net proceeds from the follow-on offering of approximately $61,397, after deducting underwriting discounts and commissions of $3,960 and offering expenses of approximately $643.

e.   Regulatory inquiries regarding products manufactured by Silimed

There have been recent regulatory inquiries related to medical devices manufactured by Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s contract manufacturer.

On September 23, 2015, the Medicines and Healthcare Products Regulatory Agency, or MHRA, an executive agency of the United Kingdom, or U.K., issued a press release announcing the suspension of sales and implanting in the U.K. of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under European Union, or EU, regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, and was a result of good manufacturing practices, or GMP, non-conformities relating to particles discovered on breast implants. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related to GMP of Silimed’s manufacturing facility, and due to the announced suspension of the CE certificate, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on their contact to date with foreign regulatory authorities, there have been no reports of adverse events related to the use of Silimed products.

On October 9, 2015, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company has been in ongoing discussions with the FDA regarding Brazilian regulatory inquiries into Silimed products, and is conducting its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment.  The FDA has also reiterated that no reports of adverse events and no risks to patient health have been identified in connection with implanting Silimed-manufactured products.

2.                                      Summary of Significant Accounting Policies

a.              Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting.  The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 18, 2015, or the Annual Report. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

b.              Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Silimed is the Company’s sole source manufacturer of silicone gel breast implants, tissue expanders and other products. The continuation of the Company as a going concern is dependent upon many factors including the satisfactory resolution of the regulatory inquiries of Silimed’s medical devices, Silimed’s ability to resume the manufacturing of the Company’s medical devices, and the resumption of the sale of the Company’s products. Since inception, the Company has incurred net losses. At September 30, 2015, the Company had cash and cash equivalents of $148,939. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, amongst other things, generating sufficient revenues. The Company believes that it has the ability to continue as a going concern for at least 12 months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c.               Use of Estimates

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

d.              Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2015, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.               Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific US GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in US GAAP when it becomes effective.  In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

In July 2015, the FASB issued accounting standard update 2015-11, Inventory — Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard update will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. This accounting standard update will be effective for the Company beginning in fiscal year 2017. The Company anticipates there will be no material impact on its financial statement upon adoption of this guidance.

3.                                      Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability is discussed in Note 4. The fair value of our long-term debt is based on the amount of future cash flows associated with the instrument discounted using our current market rate. At September 30, 2015, the carrying value of the long-term debt is presented as a current liability of $25,138 representing all principal, interest, other amounts and obligations owed under the term loans (see Note 8).

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	146	146

	Fair Value Measurements as of
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	420	420

The liability for common stock warrants is included in “accrued and other current liabilities” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants for which fair value is determined by Level 3 inputs:

Balance, December 31, 2014	$420
Decrease in fair value through September 30, 2015	(274)
Balance, September 30, 2015	$146

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

The following table provides a rollforward of the accrued warranties:

	September 30,
	2015	2014
Beginning balance	$961	$515
Payments made during the period	(15)	—
Changes in accrual related to warranties issued during the period	438	366
Changes in accrual related to pre-existing warranties	7	(3)
Ending balance	$1,391	$878

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(6,604)	(1,452)	(12,980)	(2,614)
Weighted average common shares outstanding, basic and diluted	15,207,870	209,344	15,022,022	208,648
Net loss per share attributable to common stockholders	$(0.43)	(6.94)	(0.86)	(12.53)

The Company excluded the following potentially dilutive securities, outstanding as of September 30, 2015 and 2014, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	September 30,
	2015	2014

Stock options to purchase common stock	1,354,989	1,631,922
Warrants for the purchase of common stock	47,710	47,710
Convertible preferred stock (as converted to common stock)	—	8,942,925
	1,402,699	10,622,557

7.                                      Balance Sheet Components

a.              Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $11,965 and $10,018 as of September 30, 2015 and December 31, 2014, respectively, recorded net against accounts receivable in the balance sheet. The Company recorded an incremental increase in the allowance for sales returns during the quarter ended September 30, 2015 of approximately $2,993 as a result of the matters disclosed in Note 1e.

The Company has established an allowance for doubtful accounts of $263 and $312 as of September 30, 2015 and December 31, 2014, respectively, recorded net against accounts receivable in the balance sheet.

b.              Property and Equipment

Property and equipment, net consist of the following:

	September 30,	December 31,
	2015	2014

Leasehold improvements	$82	$69
Laboratory equipment and toolings	119	—
Computer equipment	276	138
Software	639	166
Office equipment	137	167
Furniture and fixtures	724	636
	1,977	1,176
Less accumulated depreciation	(772)	(621)
	$1,205	$555

Depreciation expense for the three months ended September 30, 2015 and 2014 was $64 and $47, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $186 and $126, respectively.

c.               Goodwill and Other Intangible Assets, net

The goodwill on the condensed balance sheets was $14,278 for all periods presented.

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.  The Company’s annual test for impairment is performed as of October 1 of each fiscal year. The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform the two-step impairment test for that reporting unit.

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

On September 24, 2015, the Company experienced a significant decline in its common stock price, which was sustained through September 30, 2015. The significant decline in the Company’s common stock price for a sustained period, along with the impact from recent regulatory inquiries related to medical devices manufactured by Silimed, the Company’s contract manufacturer, were identified as potential indicators of impairment of goodwill and other intangibles. As a result, the Company was required to assess whether or not an impairment of its goodwill had occurred. The Company assessed the impact of the recent downward volatility in the Company’s common stock price and concluded that the sustained decline constituted a triggering event requiring an interim goodwill impairment test. The Company conducted the first step of the goodwill impairment test described above for its single reporting unit as of September 30, 2015. The fair value of the reporting unit exceeded its carrying value as of September 30, 2015, and therefore goodwill was determined to not be impaired as of September 30, 2015.

Subsequent to September 30, 2015, the fair value of the Company’s common stock continues to fluctuate and regularly trades below the book value per share.  As a result of the events described in Note 11, adverse changes in expected operating results, an extended period of the common stock trading significantly below book value per share, and unfavorable changes in circumstances related to Silimed may result in the identification of impairment indicators and require an additional interim goodwill impairment test during the fourth quarter of 2015, which may result in an impairment of goodwill.

The components of the Company’s intangible assets are as follows:

	September 30,	December 31,
	2015	2014

Acquired FDA non-gel product approval	$1,713	$1,713
Less accumulated amortization	(1,645)	(1,599)
	$68	$114

Amortization expense for the three months ended September 30, 2015 and 2014 was $15 and $23, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $46 and $70, respectively.

d.              Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2015	2014

Accrued clinical trial and research and development expenses	$101	$109
Audit, consulting and legal fees	1,424	72
Payroll and related expenses	2,503	2,497
Accrued commission	1,777	1,969
Warrant liability	146	420
Other	1,092	705
	$7,043	$5,772

8.                                      Long-term Debt

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford, providing for a $15,000 term loan facility consisting of original term loans of (i) a $7,500 tranche A term loan, (ii) a $2,500 tranche B term loan and (iii) a $5,000 tranche C term loan, maturing on February 1, 2017.  The term loan facility is collateralized by a first-priority security interest in substantially all of the Company’s assets.  Borrowings under the term loan facility bear interest at a rate equal to 8.4% per annum and the Original Term Loan Agreement provides for interest-only payments through June 30, 2015.  The term loans include an additional interest lump sum payment, or Final Payment, of $975 due on February 1, 2017.

On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford, under which the interest-only period for the original term loans was extended to August 1, 2015 and borrowed an additional $10,000 in a fourth tranche (tranche D) loan maturing on January 1, 2019. The term loans are collateralized by a first-priority security interest in substantially all of the Company’s assets. The term loans bear interest at a rate equal to 8.4% per annum. The interest-only period for the tranche A, B and C term loans ended on August 1, 2015 and the interest-only period for the tranche D term loan would have ended on the same date, but was extended another year as the Company raised at least $50,000 in gross proceeds as part of an initial public offering before June 30, 2015 (see Note 1). The tranche D term loan includes a Final Payment of $650 due on January 1, 2019.

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

The aggregate maturities of long-term debt as of September 30, 2015 are: $2,270 in the remaining three months of 2015, $11,094 in 2016, $5,558 in 2017, $4,223 in 2018 and $368 in 2019.

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

On October 27, 2015, Oxford issued a notice to the Company indicating that, in connection with the recent events involving Silimed and the Company, certain events of default occurred and continue to exist under the Amended Term Loan Agreement. On October 28, 2015, Sientra repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24,539, following which the Company has no outstanding debt obligations.  As a result of the Company’s default of the term loans, the Company has presented the long-term obligation as a current liability as of September 30, 2015, including the recognition of interest expense in the amount of $808 during the three months ended September 30, 2015, for the Final Payments.

9.                                      Stockholders’ Equity

a.              Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2015 and December 31, 2014, the Company had no preferred stock issued or outstanding.

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

The following summarizes all option activity under the 2007 and 2014 Plan:

	Option Shares	Weighted average exercise price	Weighted average remaining contractual term(years)
Balances at December 31, 2014	1,654,906	$4.25	5.48
Granted	631,285	16.47
Exercised	(34,700)	3.53
Forfeited	(24,514)	12.24
Balances at September 30, 2015	2,226,977	$7.64	6.00

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $556 and $169 for the three months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense was $1,445 and $368 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $4,425 of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense captions in the statement of operations based on the employees receiving the awards.  These costs are expected to be recognized over weighted average period of 2.79 years.

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

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $121 for the three months ended September 30, 2015, and $314 for the nine months ended September 30, 2015.

10.                               Commitments and Contingencies

a.              Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $129 and $152 for the three months ended September 30, 2015 and 2014, respectively, and $393 and $332 for the nine months ended September 30, 2015 and 2014, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

b.              Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2015.

In 2012, the Company filed a claim with the Hartford Insurance Company, or Hartford, for reimbursement of legal costs incurred in connection with litigation with a competitor that was resolved in 2013.  The Company held a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May of 2014.  Upon the conclusion of the matter in 2014, the Company received settlement payments from Hartford and recovery of costs associated with the litigation of $0 and $2,358 for the three and nine months ended September 30, 2014, respectively.

On September 25, 2015, a lawsuit styled as a class action of Sientra’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names Sientra and certain of its officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.  This lawsuit is in its initial stages, and no substantive proceedings have occurred to date.

On October 28, 2015 and November 5, 2015, two lawsuits styled as class actions of Sientra’s stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name Sientra, certain of its officers and directors, and the underwriters associated with Sientra’s follow-on public offering that closed on September 23, 2015 as defendants. The lawsuits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, in connection with allegedly false and misleading statements in Sientra’s offering documents associated with the follow-on offering concerning Sientra’s business, operations, and prospects. The plaintiffs seek damages and an award of reasonable costs and expenses, including attorneys’ fees. The lawsuits are in their initial stages, and no substantive proceedings have occurred to date.

11.                               Subsequent Events

a.              Silimed

On September 23, 2015, MHRA, an executive agency of the U.K., issued a press release announcing the suspension of sales and implanting in U.K of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under EU regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, and was a result of GMP non-conformities relating to particles discovered on breast implants. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related GMP of Silimed’s manufacturing facility, and due to the announced suspension of the CE certificate, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on their contact to date with foreign regulatory authorities, there have been no reports of adverse events related to the use of Silimed products.

b.              Voluntary Suspension of Sales

On October 9, 2015, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company has been in ongoing discussions with the FDA regarding Brazilian regulatory inquiries into Silimed products, and is conducting its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment.  The FDA has also reiterated that no reports of adverse events and no risks to patient health have been identified in connection with implanting Silimed-manufactured products.

c.               Fire at Silimed Manufacturing Facility

On October 22, 2015, there was a fire at one of Silimed’s two manufacturing buildings in Rio de Janeiro, Brazil. The fire occurred in the building where Sientra’s breast implants are primarily manufactured, or building F2. Silimed has indicated to the Company that a smaller production facility in Silimed’s second building, or building F1, which was not impacted by the fire, has the potential to be modified for breast implant manufacturing. In order to commence the manufacturing of breast implants, certain areas in building F1 would need to be reconfigured and receive certification and approval by appropriate regulatory bodies.

d.                                      Debt

On October 27, 2015, Oxford issued a notice to Sientra indicating that, in connection with the recent events involving Silimed and the Company, certain events of default have occurred and continue to exist under the Amended Term Loan Agreement. On October 28, 2015, Sientra repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24,539, following which the Company has no outstanding debt obligations.

e.                                       Separation Agreement with Hani Zeini

On November 12, 2015, Hani Zeini stepped down from his role as President and Chief Executive Officer of the Company. Mr. Zeini continues to serve as a non-independent member of the board of directors. The Company entered into a Separation Agreement, or the Separation Agreement, with Hani Zeini on November 12, 2015. Pursuant to the Separation Agreement, Mr. Zeini is entitled to receive: (i) a lump sum payment of eight hundred seventy-one thousand, dollars which is equivalent to the sum of twelve (12) months of his base salary as in effect on the separation date plus the annual bonus earned by Mr. Zeini in connection with the completion of the fiscal year prior to the separation date, and (ii) up to twelve (12) months of company-paid health insurance premiums to continue his coverage. The benefits provided for in the Separation Agreement are consistent with the benefits that Mr. Zeini would have been entitled to receive under his Employment Agreement, dated October 15, 2014, had Mr. Zeini been terminated without cause, except that the unvested portion of all Company equity awards granted to Mr. Zeini will not accelerate as such equity awards shall continue to vest for so long as Mr. Zeini continues to provide services to the Company.

f.                                         Consulting Agreement with Hani Zeini

The Company entered into a Consulting Agreement, or the Consulting Agreement, with Mr. Zeini on November 12, 2015. The term of the Consulting Agreement is effective as of November 12, 2015 through December 31, 2016.  Pursuant to the Consulting Agreement, Mr. Zeini shall provide consulting services to the Company in the area of his experience and expertise for up to thirty (30) hours per month and Mr. Zeini will be compensated in the amount of forty-three thousand four hundred sixteen per month.

g.                                      Employment Agreement with Jeffrey Nugent

On November 12, 2015, the Company announced that Jeffrey Nugent was appointed as the Company’s Chairman and Chief Executive Officer, effective immediately. Mr. Nugent replaced Nicholas Simon as Chairman of the board of directors, but Mr. Simon will remain on the board as Lead Independent Director. The Company entered into an Employment Agreement, or the Employment Agreement, with Mr. Nugent on November 12, 2015. Pursuant to his Employment Agreement: (i) Mr. Nugent’s base salary will be six hundred thousand dollars per year, (ii) Mr. Nugent shall be provided a signing bonus of one hundred thousand, dollars (iii) Mr. Nugent shall be eligible to earn an annual discretionary performance-based bonus of up to 75% of his base salary, and (iv) for the partial 2015 calendar year, Mr. Nugent shall also be eligible for a discretionary performance-based bonus of up to fifty thousand dollars. Additionally, pursuant to the employment agreement, subject to the approval of the board of directors: (i) concurrent with the effective date of the Employment Agreement, Mr. Nugent shall be granted: (A) a nonqualified stock option to purchase 621,931 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the grant date, and (B) a restricted stock unit award covering 17,993 shares of the Company’s common stock, and (ii) on January 1, 2016, Mr. Nugent shall be granted an additional nonqualified stock option to purchase 241,753 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the day of grant. The stock options shall vest in equal monthly installments over a forty-eight (48) month period commencing on the first month anniversary of the effective date of the Employment Agreement and the restricted stock units shall vest in equal three (3) month installments over a forty-eight (48) month period commencing on the three month anniversary of the effective date of the Employment Agreement. Mr. Nugent is also entitled to participate in all employee benefit programs for which he is eligible, and the Company has also agreed to reimburse Mr. Nugent for any necessary and reasonable, out-of-pocket relocation expenses incurred by Mr. Nugent in connection with his relocation to a residence located near the Company.

h.                                      Separation Agreement with Joel Smith

On November 12, 2015, Joel Smith stepped down from his role as General Counsel, Secretary and Chief Compliance Officer of the Company. Subject to Mr. Smith entering into a separation agreement and release of claims in a form reasonably satisfactory to the Company, Mr. Smith will receive severance benefits consistent with the benefits that Mr. Smith would have been entitled to receive under his Employment Agreement, dated February 1, 2015, had Mr. Smith been terminated without cause.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in over 195 variations of shapes, sizes, fill volumes and textures.  Our breast implants are primarily used in elective procedures which are generally performed on a cash-pay basis.  Many of our breast implants incorporate one or more differentiated technologies, including a proprietary high-strength, cohesive silicone gel and proprietary texturing branded TRUE Texture.  Our breast implants offer a desired balance between strength, shape retention and softness due to the high-strength, cohesive silicone gel used in our manufacturing process. TRUE Texture provides texturing on the implant shell that is designed to reduce the incidence of malposition, rotation and capsular contracture.  We also offer breast tissue expanders and a range of other aesthetic and specialty products.  We do not have any patents or patent applications, but rely on trade secrets, proprietary know-how and regulatory barriers to protect our products and technologies.

Our breast implants were approved by the U.S. Food and Drug Administration, or FDA, in 2012, based on data we collected from our ongoing, long-term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured).  Our clinical trial is the largest prospective, long-term safety and effectiveness pivotal study of breast implant patients in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol. The clinical data we collected over an eight-year follow-up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board-certified and board-admissible plastic surgeons, who we refer to as Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten-year limited warranty that is the best-in-the-industry based on providing patients with the largest cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event; a lifetime no-charge implant replacement program for covered ruptures; and our industry-first CapCon Care Program, or C3 Program, through which we offer no-charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

We sell our products in the United States through a direct sales organization consisting of 53 employees, including 45 sales representatives and 8 sales managers, as of September 30, 2015.

Recent Developments

•                  On September 23, 2015, we completed our follow-on public offering of common stock in which we sold 3,000,000 shares at a price of $22.00 per share. As a result of our follow-on offering, we raised a total of approximately $61.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and offering expenses of approximately $0.6 million.

•                  On September 23, 2015, MHRA, an executive agency of the U.K., issued a press release announcing the suspension of sales and implanting in U.K of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under EU regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, and was a result of GMP non-conformities relating to particles discovered on breast implants. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them.

•                  On September 25, 2015, a lawsuit styled as a class action of Sientra’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names Sientra and certain of its officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.  This lawsuit is in its initial stages, and no substantive proceedings have occurred to date.

•                  On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related to GMP of Silimed’s manufacturing facility, and due to the announced suspension of the CE certificate, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on their contact to date with foreign regulatory authorities, there have been no reports of adverse events related to the use of Silimed products.

•                  On October 9, 2015, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company has been in ongoing discussions with the FDA regarding Brazilian regulatory inquiries into Silimed products, and is conducting its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment.  The FDA has also reiterated that no reports of adverse events and no risks to patient health have been identified in connection with implanting Silimed-manufactured products.

•                  On October 22, 2015, there was a fire at one of Silimed’s two manufacturing buildings in Rio de Janeiro, Brazil. The fire occurred in the building where Sientra’s breast implants are primarily manufactured, or building F2. Silimed has indicated to the Company that a smaller production facility in Silimed’s second building, or building F1, which was not impacted by the fire, has the potential to be modified for breast implant manufacturing. In order to commence the manufacturing of breast implants, certain areas in building F1 would need to be reconfigured and receive certification and approval by appropriate regulatory bodies. As the fire investigation winds down and Silimed is allowed access to building F2, the Company will work with Silimed to seek additional clarity as to the near and long-term capabilities of Silimed’s manufacturing operations.

•                  On October 27, 2015, Oxford issued a notice to Sientra indicating that, in connection with the recent events involving Silimed and the Company, certain events of default have occurred and continue to exist under the Amended Term Loan Agreement. On October 28, 2015, Sientra repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, following which the Company has no outstanding debt obligations.

•                  On October 28, 2015 and November 5, 2015, two lawsuits styled as class actions of Sientra’s stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name Sientra, certain of its officers and directors, and the underwriters associated with Sientra’s follow-on public offering that closed on September 23, 2015 as defendants. The lawsuits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in Sientra’s offering documents associated with the follow-on offering concerning Sientra’s business, operations, and prospects. The plaintiffs seek damages and an award of reasonable costs and expenses, including attorneys’ fees. The lawsuits are in their initial stages, and no substantive proceedings have occurred to date.

•                  On November 12, 2015, Hani Zeini stepped down from his role as President and Chief Executive Officer and he and the Company entered into a Separation Agreement. Mr. Zeini continues to serve as a non-independent member of the board of directors. Pursuant to the Separation Agreement, Mr. Zeini is entitled to receive: (i) a lump sum payment of eight hundred seventy-one thousand dollars ($871,000), which is equivalent to the sum of twelve (12) months of his base salary as in effect on the separation date plus the annual bonus earned by Mr. Zeini in connection with the completion of the fiscal year prior to the separation date, and (ii) up to twelve (12) months of company-paid health insurance premiums to continue his coverage. The benefits provided for in the Separation Agreement are consistent with the benefits that Mr. Zeini would have been entitled to receive under his Employment Agreement, dated October 15, 2014, had Mr. Zeini been terminated without cause, except that the unvested portion of all Company equity awards granted to Mr. Zeini will not accelerate as such equity awards shall continue to vest for so long as Mr. Zeini continues to provide services to the Company. For more information about the Separation Agreement, please refer to the full text of the Separation Agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

•                  On November 12, 2015, the Company entered into a Consulting Agreement with Mr. Zeini. The term of the Consulting Agreement is effective as of November 12, 2015 through December 31, 2016.  Pursuant to the Consulting Agreement, Mr. Zeini shall provide consulting services to the Company in the area of his experience and expertise for up to thirty (30) hours per month and Mr. Zeini will be compensated in the amount of forty-three thousand four hundred sixteen ($43,416) per month. For more information about the Consulting Agreement, please refer to the full text of the Consulting Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

•                  On November 12, 2015, the Company announced that Jeffrey Nugent was appointed as the Company’s Chairman and Chief Executive Officer, effective immediately.  Mr. Nugent replaced Nicholas Simon as Chairman of the board of directors, but Mr. Simon will remain on the board as Lead Independent Director. Mr. Nugent resigned from the Compensation Committee and the Audit Committee in light of his new role. On November 12, 2015, the Company entered into an Employment Agreement with Mr. Nugent. Pursuant to his Employment Agreement: (i) Mr. Nugent’s base salary will be six hundred thousand dollars ($600,000) per year, (ii) Mr. Nugent shall be provided a signing bonus of one hundred thousand dollars ($100,000), (iii) Mr. Nugent shall be eligible to earn an annual discretionary performance-based bonus of up to 75% of his base salary, and (iv) for the partial 2015 calendar year, Mr. Nugent shall also be eligible for a discretionary performance-based bonus of up to fifty thousand dollars ($50,000). Additionally, pursuant to the employment agreement, subject to the approval of the board of directors: (i) concurrent with the effective date of the Employment Agreement, Mr. Nugent shall be granted: (A) a nonqualified stock option to purchase 621,931 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the grant date, and (B) a restricted stock unit award covering 17,993 shares of the Company’s common stock, and (ii) on January 1, 2016, Mr. Nugent shall be granted an additional nonqualified stock option to purchase 241,753 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the day of grant. The stock options shall vest in equal monthly installments over a forty-eight (48) month period commencing on the first month anniversary of the effective date of the Employment Agreement and the restricted stock units shall vest in equal three (3) month installments over a forty-eight (48) month period commencing on the three month anniversary of the effective date of the Employment Agreement. Mr. Nugent is also entitled to participate in all employee benefit programs for which he is eligible, and the Company has also agreed to reimburse Mr. Nugent for any necessary and reasonable, out-of-pocket relocation expenses incurred by Mr. Nugent in connection with his relocation to a residence located near the Company. For more information about the Employment Agreement, please refer to the full text of the Employment Agreement attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

•                  On November 12, 2015, Joel Smith stepped down from his role as General Counsel, Secretary and Chief Compliance Officer of the Company. Subject to Mr. Smith entering into a separation agreement and release of claims in a form reasonably satisfactory to the Company, Mr. Smith will receive severance benefits consistent with the benefits that Mr. Smith would have been entitled to receive under his Employment Agreement, dated February 1, 2015, had Mr. Smith been terminated without cause.

Components of Operating Results

Net Sales

We commenced sales of our breast implants in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales.  Sales of our Breast Products accounted for 97% of our net sales for the three months ended September 30, 2015 and for the same period in 2014, and 98% and 97% of our net sales for the nine months ended September 30, 2015 and 2014, respectively.

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased products.  There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales, including the suspension of the sale and manufacturing of Silimed’s products by certain foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed, our uncertainty regarding the resolution of the regulatory inquiries and the delay of sales pending such resolution. Additionally, the recent fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an additional unfavorable impact on our net sales.

We expect that, in the future, assuming a favorable outcome of the aforementioned recent events, that our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures.  We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients’ planning their surgery leading up to the summer season and in the period around the winter holiday season.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.  Our annual test for impairment is performed as of October 1 of each fiscal year, pursuant to which we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we are not required to perform the two-step impairment test for that reporting unit.

Under the first step of the test, we are required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the test is not performed. If the results of the first step of the impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the test is required. The second step of the test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

On September 24, 2015, we experienced a significant decline in the price of our common stock which was sustained through September 30, 2015. This decline, along with the impact from recent regulatory inquiries related to medical devices manufactured by Silimed, our contract manufacturer, were identified as potential indicators of impairment of goodwill and other intangibles. As a result, we were required to assess whether or not an impairment of our goodwill had occurred, and we concluded that the sustained decline in the price of our common stock constituted a triggering event requiring an interim goodwill impairment test. We conducted the first step of the goodwill impairment test described above for our single reporting unit as of September 30, 2015, and determined that the fair value of the reporting unit exceeded its carrying value as of September 30, 2015, and therefore goodwill was not impaired as of September 30, 2015.

Subsequent to September 30, 2015, the fair value of our common stock continued to fluctuate and regularly trades below the book value per share.  As a result of the events described in Note 11 of the “Notes to Financial Statements”, adverse changes in expected operating results, an extended period of our common stock trading significantly below book value per share, and unfavorable changes in circumstances related to Silimed may result in the identification of impairment indicators and require an additional interim goodwill impairment test during the fourth quarter of 2015, which may result in an impairment of goodwill.

Recent Accounting Pronouncements

In May 2014, the FASB, issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific US GAAP with a five step analysis of transactions to determine when and how revenue is recognized.  The accounting standard update will replace most existing revenue recognition guidance in US GAAP when it becomes effective.  In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

In July 2015, the FASB issued accounting standard update 2015-11, Inventory — Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standards update will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. This accounting standard update will be effective for the Company beginning in fiscal year 2017. The Company anticipates there will be no material impact on its financial statement upon adoption of this guidance.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth our results of operations for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014
	(unaudited, in thousands)
Statement of operations data
Net sales	$9,929	$10,670
Cost of goods sold	2,933	2,832

Gross profit	6,996	7,838

Operating expenses
Sales and marketing	6,282	4,711
Research and development	2,143	1,246
General and administrative	4,140	2,634

Total operating expenses	12,565	8,591

Loss from operations	(5,569)	(753)

Other (expense) income, net:
Interest income	12	—
Interest expense	(1,608)	(665)
Other income (expense), net	561	(34)

Total other (expense) income, net	(1,035)	(699)

Net loss	$(6,604)	$(1,452)

Net Sales

Net sales decreased $0.7 million, or 6.9%, to $9.9 million for the three months ended September 30, 2015, as compared to $10.7 million for the three months ended September 30, 2014.  This decrease was primarily attributable to an additional $3.0 million allowance for sales returns estimate recorded as a result of voluntarily placing on hold the sale and implanting of all Sientra devices manufactured by Silimed until further notice.  As of September 30, 2015, our sales organization included 45 sales representatives as compared to 36 sales representatives as of September 30, 2014.

There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales, including the suspension of the sale and manufacturing of Silimed’s products by certain foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed, our uncertainty regarding the resolution of the regulatory inquiries and the delay of sales pending such resolution. Additionally, the recent fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an additional unfavorable impact on our net sales.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.1 million, or 3.6%, to $2.9 million for the three months ended September 30, 2015, as compared to $2.8 million for the three months ended September 30, 2014.  This increase was primarily due to an incremental $0.3 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold.

The gross margins for the three months ended September 30, 2015 and 2014 were 70.5% and 73.5%, respectively.  This decrease was primarily due to an incremental $0.3 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold, and greater fixed overhead as a percentage of net sales.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million, or 33.3%, to $6.3 million for the three months ended September 30, 2015, as compared to $4.7 million for the three months ended September 30, 2014. This was primarily due to an increase in employee-related expense for the sales department as a result of increased employee headcount and an increase in marketing programs.

Research and Development Expenses

R&D expenses increased $0.9 million, or 72.0%, to $2.1 million for the three months ended September 30, 2015, as compared to $1.2 million for the three months ended September 30, 2014. This increase was primarily due to an increase in product development costs and employee-related expenses.

General and Administrative Expenses

G&A expenses increased $1.5 million, or 57.2%, to $4.1 million for the three months ended September 30, 2015, as compared to $2.6 million for the three months ended September 30, 2014.  This increase was primarily due to an increase in expenses related to public company costs and an increase in employee headcount.

Other (Expense) Income, net

Other (expense) income, net for the three months ended September 30, 2015 was primarily associated with interest expense on our term loans of $1.6 million, offset by income recognized for the change in fair value of warrants of $0.6 million. Other (expense) income, net for the three months ended September 30, 2014 included interest expense on our term loans of $0.7 million.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table sets forth our results of operations for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30
	2015	2014
	(unaudited, in thousands)
Statement of operations data
Net sales	$36,569	$32,617
Cost of goods sold	10,107	8,287

Gross profit	26,462	24,330

Operating expenses
Sales and marketing	20,087	16,574
Research and development	4,896	3,551
General and administrative	11,804	7,542

Total operating expenses	36,787	27,667

Loss from operations	(10,325)	(3,337)

Other (expense) income, net:
Interest income	19	—
Interest expense	(2,947)	(1,507)
Other income (expense), net	273	2,230

Total other (expense) income, net	(2,655)	723

Net loss	$(12,980)	$(2,614)

Net Sales

Net sales increased $4.0 million, or 12.1%, to $36.6 million for the nine months ended September 30, 2015, as compared to $32.6 million for the nine months ended September 30, 2014.  This increase was primarily driven by sales of our Breast Products in the United States resulting from increased commercialization activities, including the expansion of our sales organization, increased marketing activities and greater familiarity with our products and customer service offerings by Plastic Surgeons. The increase was offset by an additional $3.0 million allowance for sales returns estimate recorded as a result of voluntarily placing on hold the sale and implanting of all Sientra devices manufactured by Silimed until further notice.  As of September 30, 2015, our sales organization included 45 sales representatives as compared to 36 sales representatives as of September 30, 2014.

There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales, including the suspension of the sale and manufacturing of Silimed’s products by certain foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed, our uncertainty regarding the resolution of the regulatory inquiries and the delay of sales pending such resolution. Additionally, the recent fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an additional unfavorable impact on our net sales.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.8 million, or 22.0%, to $10.1 million for the nine months ended September 30, 2015, as compared to $8.3 million for the nine months ended September 30, 2014.  This increase was primarily due to an increase in sales volume.

The gross margins for the nine months ended September 30, 2015 and 2014 were 72.4% and 74.6%, respectively.  This decrease was primarily due to an incremental $0.3 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold, greater fixed overhead as a percentage of net sales, manufacturing cost increases and targeted pricing programs.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.5 million, or 21.2%, to $20.1 million for the nine months ended September 30, 2015, as compared to $16.6 million for the nine months ended September 30, 2014.  This increase was primarily due to a $2.4 million increase in employee-related expense for the sales department as a result of increased employee headcount.

Research and Development Expenses

R&D expenses increased $1.3 million, or 37.9%, to $4.9 million for the nine months ended September 30, 2015, as compared to $3.6 million for the nine months ended September 30, 2014.  This increase was primarily due to an increase in employee-related expenses and product development costs.

General and Administrative Expenses

G&A expenses increased $4.2 million, or 56.5%, to $11.8 million for the nine months ended September 30, 2015, as compared to $7.5 million for the nine months ended September 30, 2014.  This increase was primarily due to an increase in expenses related to public company costs and an increase in employee headcount.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended September 30, 2015 was primarily associated with interest expense on our term loans of $3.0 million.  Other (expense) income, net for the nine months ended September 30, 2014 included interest expense on our term loans of $1.5 million, offset by income from settlement payments from Hartford and recovery of costs associated with the litigation of $2.4 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability.  To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in our initial public offering and our recent follow-on public offering.  To date, we have received gross proceeds from the sales of preferred stock totaling $151.0 million including $65.0 million of gross proceeds from the sale of preferred stock in March 2012, which was our most recent issuance and sale of preferred stock.  As of September 30, 2015, we had $25.1 million outstanding on our term loans.

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

On September 23, 2015, we completed our follow-on public offering of common stock in which we sold 3,000,000 shares at a price of $22.00 per share. As a result of our follow-on offering, we raised a total of approximately $61.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and offering expenses of approximately $0.6 million.

As of September 30, 2015, we had $148.9 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed and the uncertainty as to when we will be able to resume such sales, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries and our own review and testing, as well as expenses we may incur in connection with reestablishing our inventory supply as a result of the fire in Silimed’s building F2 and expenses we may incur defending against litigation claims, may have a material effect our future cash outflows and Sientra’s liquidity. Additionally, on October 28, 2015, following our receipt of notice from Oxford indicating that, in connection with the recent events involving Silimed and the Company, certain events of default have occurred and continue to exist under the Amended Term Loan Agreement, we repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, following which the Company has no outstanding debt obligations. As a result of the recent events and the resulting potential demands on Sientra’s liquidity, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or other sources.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30
	2015	2014
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(8,027)	$1,546
Investing activities	(844)	(320)
Financing activities	61,081	8,868

Net change in cash and cash equivalents	$52,210	$10,094

Cash (used in) provided by operating activities

Net cash used in operating activities was $8.0 million during the nine months ended September 30, 2015 as compared to net cash provided by operating activities of $1.5 million during the nine months ended September 30, 2014. The increase in cash used in operating activities between the nine months ended September 30, 2015 and 2014 was primarily associated with the increase in net loss of $10.4 million and a decrease in net working capital.

Cash used in investing activities

Net cash used in investing activities was $0.8 million during the nine months ended September 30, 2015 as compared to $0.3 million during the nine months ended September 30, 2014. The increase in cash used in investing activities between the nine months ended September 30, 2015 and 2014 was primarily due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $61.1 million during the nine months ended September 30, 2015 as compared to $8.9 million during the nine months ended September 30, 2014.  The increase in cash provided by financing activities was primarily the result of the net cash proceeds from the follow-on offering in 2015 of $62.0 million, offset by repayment of long-term debt of $1.5 million.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•                  our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed and the uncertainty as to when we will be able to resume such sale;

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

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•                  the repayment of our term loans with Oxford for a total of $24.5 million;

•                  cost of ongoing compliance with recent regulatory inquiries involving Silimed;

•                  costs associated with our own review and testing at Silimed’s manufacturing facilities and of our own inventory;

•                  expenses we incur in connection with defending against the lawsuits filed against us alleging violations of the Exchange Act and the Securities Act in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects;

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

Indebtedness

Term Loan Agreement

On January 17, 2013, we entered into a Loan and Security Agreement with Oxford, which was amended and restated on June 30, 2014, or the Amended Term Loan Agreement.  Under the Amended Term Loan Agreement, we have (i) a $7.5 million tranche A term loan, (ii) a $2.5 million tranche B term loan, (iii) a $5.0 million tranche C term loan and (iv) a $10.0 million tranche D term loan.  The tranche A, B and C term loans mature on February 1, 2017 and the tranche D term loan matures on January 1, 2019.  The term loans are collateralized by a first-priority security interest in substantially all of our assets.  The term loans bear interest at a rate equal to 8.4% per annum.  The interest-only period for the tranche A, B and C term loans ended on August 1, 2015 and the interest-only period for the tranche D term loan was extended from August 1, 2015 to August 1, 2016 as a result of having raised at least $50.0 million in gross proceeds in the IPO and the completion of the IPO before June 30, 2015.

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

On October 27, 2015, Oxford issued a notice to Sientra indicating that, in connection with the recent events involving Silimed and the Company, certain events of default have occurred and continue to exist under the Amended Term Loan Agreement. On October 28, 2015, Sientra repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, following which the Company has no outstanding debt obligations.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business as of September 30, 2015 from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015. On October 28, 2015, Sientra repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, following which the Company has no outstanding debt obligations.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 25, 2015, a lawsuit styled as a class action of Sientra’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names Sientra and certain of its officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.  This lawsuit is in its initial stages, and no substantive proceedings have occurred to date.

On October 28, 2015 and on November 5, 2015, two lawsuits styled as a class actions of Sientra’s stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name Sientra, certain of its officers and directors, and the underwriters associated with Sientra’s follow-on public offering that closed on September 23, 2015 as defendants. The lawsuits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in Sientra’s offering documents associated with the follow-on offering concerning Sientra’s business, operations, and prospects. The plaintiffs seek damages and an award of reasonable costs and expenses, including attorneys’ fees. This lawsuits are in their initial stages, and no substantive proceedings have occurred to date.

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

Risks Relating to Our Business and Our Industry

We rely on a foreign, sole source, third-party to manufacture and supply our silicone gel breast implants, tissue expanders and other products.*

We rely on Silimed, our sole source, third-party manufacturer located in Brazil, to manufacture and supply our silicone gel breast implants, tissue expanders and other products. Several recent events have occurred which affect our ability to sell products manufactured by Silimed and to rely on Silimed as our source for our silicone gel breast implants, tissue expanders and other products in the short and long term.

On September 23, 2015, MHRA, an executive agency of the U.K., issued a press release announcing the suspension of sales and implanting in U.K of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under EU regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, and was a result of GMP non-conformities relating to particles discovered on breast implants.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related to GMP of Silimed’s manufacturing facility, and due to the announced suspension of the CE certificate, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. On October 9, 2015, the Company voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company has been in ongoing discussions with the FDA regarding Brazilian regulatory inquiries into Silimed products, and is conducting its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment.

Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. Each of the FDA, ANVISA and MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Additionally, the FDA and ANVISA indicated that that there have been no reports of adverse events related to the use of Silimed products. However, the investigation of Silimed-manufactured products is still under review, and we cannot predict the outcome of this matter. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to require additional testing, to impose restrictions on marketed products or on us, including the withdrawal or recall of such products from the market. It is uncertain how long ANVISA will suspend the manufacturing of medical devices made by Silimed and when we will resume sales in the United States. If Silimed is unable to resume manufacturing or becomes unwilling to manufacture and supply our silicone gel breast implants, tissue expanders and other products, we will not be able to replace Silimed quickly, and we have not qualified another manufacturer to source our implants.  Even if we were able to identify a replacement manufacturer for our silicone gel breast implants, tissue expanders and other products, the replacement manufacturer would have to be qualified with the FDA, which is an expensive and time-consuming process during which we may experience a supply interruption.  There can be no guarantee that Silimed, especially in light of the recent suspension of Silimed’s manufacturing by ANVISA, will be able to meet our demand to manufacture and supply our products in a timely manner, and as a result, our financial position and results of operations may be adversely affected.

In addition, our reliance on Silimed involves a number of other risks, including, among other things, that:

•                  our products may not be manufactured in accordance with agreed upon specifications or in compliance with regulatory requirements, or Silimed’s manufacturing facilities may not be able to maintain compliance with regulatory requirements, which could negatively affect the safety or efficacy of our products or cause delays in shipments of our products;

•                  we may not be able to timely respond to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components;

•                  our current contract with Silimed expires in less than two years, in 2017, and there can be no assurance that Silimed will agree to continue to manufacture and supply our products after the expiration of our contract;

•                  we may be subject to price fluctuations when a supply contract is renegotiated or if our existing contract is not renewed;

•                  our agreement with Silimed does not permit us to sell the products we obtain from Silimed in any country other than the United States and Canada;

•                  Silimed relies on Applied Silicone Corporation, or ASC, its sole source, third-party supplier of medical-grade silicone based in Santa Paula, California, and if ASC becomes unable or willing to supply medical-grade silicone to Silimed, Silimed may not be able to find an alternate supplier in a timely manner;

•                  we, Silimed or ASC may lose access to critical services and components, resulting in an interruption in the manufacture or shipment of our products;

•               we may not be able to find an alternate supplier in a timely manner if the products become unavailable from Silimed;

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

The suspension of the sale and manufacturing of Silimed’s products by foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed, our uncertainty regarding the resolution of the regulatory inquiries and the delay of sales pending such resolution, and the materialization of any other of these risks could significantly increase our costs, our ability to generate net sales would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products, which could materially adversely and severally affect our business, financial condition and results of operations.

The fire at one of Silimed’s manufacturing buildings may have a severe impact on our results of operations, financial position and market share.*

On October 22, 2015, there was a fire at one of Silimed’s two manufacturing buildings in Rio de Janeiro, Brazil. The fire occurred in the building where Sientra’s breast implants are primarily manufactured, or building F2. Silimed has indicated to the Company that a smaller production facility in Silimed’s second building, or building F1, which was not impacted by the fire, has the potential to be modified for breast implant manufacturing. In order to commence the manufacturing of breast implants, certain areas in building F1 would need to be reconfigured and receive certification and approval by appropriate regulatory bodies. As the fire investigation winds down and Silimed is allowed access to building F2, the Company will work with Silimed to seek additional clarity as to the near and long-term capabilities of Silimed’s manufacturing operations including the operational state of building F2, including the status of equipment that is used to manufacture breast implants; and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in building F1. The delay in the manufacturing of our breast implants caused by the fire, our uncertainty regarding when Silimed’s facility will be operational and able to manufacture our breast implants, and the extent of the damage caused by the fire may have a severe impact on our business, financial condition and results of operations.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of September 30, 2015, we had an accumulated deficit of $147.0 million.  To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and our initial public offering and our recent follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We commenced sales of our breast implants in the second quarter of 2012.  For the nine months ended September 30, 2015, our gross profit was $26.5 million.  However, although we have achieved a positive gross profit, we had a net loss of $13.0 million for the nine months ended September 30, 2015.  The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our voluntary hold of the sale of all Sientra devices manufactured by Silimed and the uncertainty as to when we will be able to resume such sales. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If we are delayed from resuming our sales of devices manufactured by Silimed or if our sales subsequently grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.*

Sales of our Breast Products accounted for 98% and 97% of our net sales for the nine months ended September 30, 2015 and 2014, respectively.  We expect our net sales to continue to be based primarily on sales of our Breast Products, and since October 9, 2015, we stopped selling our Breast Products as a result of our voluntary hold on the sale of all Sientra devices manufactured by Silimed. Our voluntary hold on the sale of Sientra devices manufactured by Silimed, the loss of market acceptance of our Breast Products, adverse rulings by regulatory authorities, including an adverse or time consuming resolution of the current regulatory inquiries regarding Silimed’s medical devices, adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, may significantly impact our sales and profitability, which would adversely affect our business, financial condition and results of operations.

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

Various factors outside our direct control may adversely affect manufacturing and supply of our breast implants, tissue expanders and other products.*

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

•                 natural disasters, such as the fire at Silimed’s facility that manufactures Sientra’s breast implants, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturer or its suppliers; and

•                  latent defects that may become apparent after products have been released and which may result in a recall of such products.

The suspension of the sale and manufacturing of Silimed’s products by foreign regulatory agencies, the fire at Silimed’s facility that manufactures our breast implants, and the materialization of any other of these risks could significantly increase our costs, impair our ability to generate net sales, and adversely affect market acceptance of our products and customers may instead purchase or use our competitors’ products, which could materially adversely and severely affect our business, financial condition and results of operations.

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

Any negative publicity concerning our products could harm our business and reputation and negatively impact our financial results.*

The responses of potential patients, physicians, the news media, legislative and regulatory bodies and others to information about complications or alleged complications of our products, including the suspension of Silimed’s CE certificate by TUV SUD following TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, as a result of GMP non-conformities relating to particles discovered on breast implants, and the subsequent suspension on the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra by ANVISA while they review the technical compliance related to GMP of Silimed’s manufacturing facility, could result in negative publicity and could materially reduce market acceptance of our products.  These responses or any investigations and potential resulting negative publicity may have a material adverse effect on our business and reputation and negatively impact our financial condition, results of operations or the market price of our common stock.  In addition, significant negative publicity could result in an increased number of product liability claims against us.

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

If changes in the economy and consumer spending, reduce consumer demand for our products, our sales and profitability would suffer.

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

We are required to maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.*

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions, provide our customers with a wide range of shapes and sizes of our breast implants, and account for the high return rates we experience as Plastic Surgeons typically order our products in multiple sizes for a single surgery and then return what they do not use.  As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory becomes obsolete. Additionally, the recent fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an unfavorable impact on our net sales, the materialization of any of these other risks may have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

Our business could suffer if we lose the services of key personnel or are unable to attract and retain additional qualified personnel.*

We are dependent upon the continued services of key personnel, including members of our executive management team who have extensive experience in our industry. The loss of any one of these individuals could disrupt our operations or our strategic plans. On November 12, 2015, Hani Zeini stepped down as our President and Chief Executive Officer and Jeffrey Nugent was appointed as our Chairman and Chief Executive Officer. The announcement of the departure of Mr. Zeini as President and Chief Executive Officer may have a negative effect on employee morale and on our customer relationships which is potentially mitigated by his continuing directorship and consultancy. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified sales, marketing and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. If we lose additional key employees, if we are unable to attract or retain other qualified personnel, or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2015, we had approximately 105 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

Risks Related to Our Financial Results

Our quarterly net sales and operating results are unpredictable and may fluctuate significantly from quarter to quarter due to factors outside our control, which could adversely affect our business, results of operations and the trading price of our common stock.*

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.  Our net sales and results of operations will be affected by numerous factors, including:

•                  the length of time that Silimed is unable to manufacture our Breast Implants as a result of ANIVSA’s suspension of the manufacturing operations;

•                  the impact of the fire at Silimed’s facility that manufactures our Breast Implants;

•                  the length of time before we are able to resume sales of our products manufactured by Silimed;

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

•                  the impact of the recent regulatory inquiries of Silimed’s medical devices on our brand and reputation;

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of September 30, 2015, we had $148.9 million in cash and cash equivalents.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses.  In addition, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed and the uncertainty as to when we will be able to resume such sales, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries and our own review and testing, as well as expenses we may incur in connection with reestablishing our inventory supply as a result of the fire in Silimed’s building F2 and expenses we may incur defending against litigation claims, may have a material effect our future cash outflows and Sientra’s liquidity. Additionally, on October 28, 2015, following our receipt of notice from Oxford indicating that, in connection with the recent events involving Silimed and the Company, certain events of default have occurred and continue to exist under the Amended Term Loan Agreement, we repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, following which the Company has no outstanding debt obligations.

Our future capital requirements will depend on many factors, including:

•                  our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed and the uncertainty as to when we will be able to resume such sale;

•                  net sales generated by our silicone gel breast implants and tissue expanders and any other future products that we may develop and commercialize;

•                  expenses we incur in connection with potential litigation or governmental investigations;

•                  costs associated with our own review and testing at Silimed’s manufacturing facilities and of our own inventory;

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

•                  expenses we incur in connection with defending against the lawsuit filed against us and certain of our officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects;

•                  anticipated or unanticipated capital expenditures; and

•                  unanticipated general and administrative expenses.

As a result of these and other factors, we do not know whether and the extent to which we may be required to raise additional capital.  We may in the future seek additional capital from public or private offerings of our capital stock, borrowings under term loans or other sources.  If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We may be required to record a significant charge to earnings if our goodwill or other identified intangible assets become impaired.

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.  Our annual test for impairment is performed as of October 1 of each fiscal year, pursuant to which we make a qualitative assessment as to whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we are not required to perform the two-step impairment test for that reporting unit.

On September 24, 2015, we experienced a significant decline in the price of our common stock which was sustained through September 30, 2015. This decline, along with the impact from recent regulatory inquiries related to medical devices manufactured by Silimed were identified as potential indicators of impairment of goodwill and other intangibles. As a result, we were required to assess whether or not an impairment of our goodwill had occurred, and we concluded that the sustained decline in the price of our common stock constituted a triggering event requiring an interim goodwill impairment test. We conducted the first step of the goodwill impairment test described above for our single reporting unit as of September 30, 2015, and determined that the fair value of the reporting unit exceeded its carrying value as of September 30, 2015 by 24.7%, and therefore goodwill was  not be impaired as of September 30, 2015.

Since  September 30, 2015, the fair value of our  common stock has continued to fluctuate and regularly trades below the book value per share.  As a result of the events described in Note 11 of the “Notes to Financial Statements”, adverse changes in expected operating results, an extended period of our common stock trading significantly below book value per share, and unfavorable changes in circumstances related to Silimed, may result in the identification of impairment indicators and require an additional interim goodwill impairment test during the fourth quarter of 2015. This test may result in an impairment of goodwill.

Although we have not recorded any impairment charges to date as a result of our annual and other periodic evaluations, we cannot assure you that future impairment charges may not occur. If we determine that we need to write-down our intangible assets, including goodwill, to their fair value in the future, we may incur material charges that could harm our future results of operations and financial condition.

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

If our exclusive license to use certain trademarks in the United States is terminated, we may be required to cease using those trademarks, which could interfere with our ability to market existing or future products under those trademarks.*

We rely on a license from our manufacturer for use of the Silimed trademark.  In the event Silimed believes that our products do not meet its commercially reasonable quality expectations and we do not cure any deficiency within a commercially reasonable period of time to Silimed’s reasonable satisfaction, Silimed may revoke our exclusive license to use the Silimed trademark. If such license is terminated, the inability to use that trademark could result in a loss of sales to us as a result of the goodwill associated with the Silimed trademark, and a competitor may use that trademark to capitalize on the goodwill associated with the Silimed trademark.  Either of these outcomes could seriously impair our competitive position.

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

We may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and operating results.*

As a supplier of medical devices, we may be subject to substantial warranty or product liability claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards.  The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our Breast Products.  In addition, our silicone gel breast implants are sold with a warranty providing for no-charge replacement implants in the event of certain ruptures that occur any time during the life of the patient and this warranty also includes cash payments to offset surgical fees if the rupture occurs within 10 years of implantation.

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

Risks Related to Our Legal and Regulatory Environment

We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions or be required to restructure our operations, any of which could adversely affect our business, financial condition and operating results.*

As a device manufacturer, even though we do not control referrals or bill directly to Medicare, Medicaid or other third-party payors, we are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states in which we conduct our business, as well as other healthcare laws and regulations.  The healthcare laws and regulations that may affect our ability to operate include:

•     the federal Anti-Kickback Statute, which applies to our business activities, including our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or in return for the purchase or recommendation of any good, facility, item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to commit a violation. In 2014 the federal government collected record settlements and fines under the Anti-Kickback Statute. In addition, following passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, violations of the federal Anti-Kickback Statute became per se violations of the False Claims Act;;

•     federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, or FCA, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or making a false statement material to an obligation to pay or transmit money or property to the federal government, and which may apply to entities that provide coding and billing advice to customers;

•     the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes certain regulatory and contractual requirements on certain types of people and entities regarding the privacy, security and transmission of individually identifiable health information;

•     the federal Physician Payments Sunshine Act, enacted under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to make annual reports to the Centers for Medicare & Medicaid Services, or CMS, regarding any “transfers of value” provided to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31st of each calendar year; and

•     state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be provided to healthcare providers and entities; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and entities or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Legislative or regulatory health care reforms may make it more difficult and costly to produce, market and distribute our products after clearance or approval is obtained, or to do so profitably.*

Recent political, economic and regulatory influences are subjecting the health care industry to fundamental changes.  The sales of our products depend, in part, on the availability of coverage and adequate reimbursement from third-party payors such as government health programs, private health insurers, health maintenance organizations and other health care-related organizations.  Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of health care, among other purposes.  Such legislation and regulations may result in decreased reimbursement for medical devices and/or the procedures in which they are used, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices.  This could harm our ability to market and generate sales from our products.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products.  Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products.

Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s health care system.  For example, in March 2010, the PPACA was signed into law.  While one goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs.  The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry.  Among other ways in which the PPACA significantly impacts our industry, the PPACA:

•                  imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions;

•                  expands eligibility criteria for Medicaid programs;

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted.  For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions.  The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs.  This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken.  Additionally, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In order to market our products in Canada, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements.  We are awaiting Health Canada’s approval to market our breast implant products in Canada.  Although we do not anticipate any additional nonclinical or clinical study requirements, we may be delayed in obtaining approval to sell our breast implants in Canada if we need to respond to requests for information from Health Canada during the review process, which remains ongoing.  The time required to obtain regulatory approval in Canada may be longer than the time required to obtain FDA pre-market approval.  The Canadian regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain Canadian regulatory approval on a timely basis, if at all.  FDA approval does not ensure approval by regulatory authorities in other countries, including Canada, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries.  However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere.  If we do not obtain or maintain necessary approvals to commercialize our products in Canada, it would negatively affect our overall market penetration.

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

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.*

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  For example, our common stock price declined from $20.58 to $4.52 from September 23, 2015 to November 9, 2015 as a result of the recent events concerning Silimed. These factors include those discussed in this “Risk Factors” section of this Form 10-Q and others such as:

•                  a determination that our Silimed-manufactured products are not in compliance with regulatory requirements, or its facilities are not maintained in compliance with regulatory requirements;

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

We and certain of our executive officers and directors have been named as defendants in recently initiated securities class action lawsuit that could result in substantial costs and divert management’s attention.*

On September 25, 2015, a lawsuit styled as a class action of Sientra’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names Sientra and certain of its officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects.  On October 28, 2015 and November 5, 2015, two lawsuits styled as class actions of Sientra’s stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name Sientra, certain of its officers and directors, and the underwriters associated with Sientra’s follow-on public offering that closed on September 23, 2015 as defendants and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in Sientra’s offering documents associated with the follow-on offering concerning Sientra’s business, operations, and prospects. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 9, 2015, our executive officers, directors and principal stockholders beneficially owned approximately 57.7% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have incurred increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of November 9, 2015, we had approximately 17,993,416 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Each of our directors and officers and substantially all of our stockholders, optionholders and warrantholders entered into lock-up agreements with the underwriters in connection with our initial public offering. The lock-up agreements expired on April 27, 2015, and based on shares outstanding as of November 9, 2015, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 5,035,512 shares of common stock became eligible for sale in the public market, approximately 105,735 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act. Each of our directors and officers and certain of our stockholders entered into lock-up agreements with the underwriters in connection with our follow-on public offering which will expire on December 23, 2015 following which approximately 5,035,512 shares of common stock will be eligible for sale in the public market, approximately 105,735 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 6,714,777 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of November 9, 2015, options to purchase an aggregate of 2,217,238 shares of our common stock were outstanding under our 2007 Plan and our 2014 Plan, which have been registered on a Registration Statement on Form S-8. In addition, 672,612 shares of common stock that are reserved for issuance under our 2014 Plan are registered on the Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance and once vested.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. Future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options or warrants, or the perception that such sales may occur, however, could adversely affect the market price of our common stock and also could adversely affect our future ability to raise capital through the sale of our common stock or other equity-related securities of ours at times and prices we believe appropriate.

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

Our management team may invest or spend the proceeds from our IPO and our follow-on public offering in ways with which you may not agree or in ways which may not yield a return.*

Our management has considerable discretion in the application of the net proceeds from our public offerings, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our public offerings, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. We expect that we will use the net proceeds from our public offerings for the following purposes: (i) we may acquire or invest in complementary products, technologies, businesses or international expansion opportunities; however, we currently have no agreements or commitments to complete any such transaction, and (ii) for working capital and other general corporate purposes. We also used a portion of the net proceeds to repay our long-term debt. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our public offerings in high-quality, short-term interest- bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our public offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business.  If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline.  If one or more of these analysts cease coverage of us, or fail to publish reports on us regularly, including the recent suspension of our rating by certain analysts as a result of recent events involving Silimed, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

On October 28, 2014, our registration statement on Form S-1 (File No. 333-198837) was declared effective by the Securities and Exchange Commission pursuant to which we sold 5,750,000 shares of our common stock at a public offering price of $15.00 per share for an aggregate gross offering price of $86.2 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $77.0 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On September17, 2015 our registration statement on Form S-1 (File No. 333-206755) was declared effective for our follow-on public offering pursuant to which we sold 3,000,000 shares of common stock at a price of $22.00 per share for an aggregate gross offering price of $66.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $61.4 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates in either of our IPO or follow-on public offering. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and Leerink Partners, LLC and William Blair & Company, L.L.C. acted as co-managers in our IPO and our follow-on public offering.

Upon receipt, the net proceeds from our IPO and our follow-on public offering were held in cash and cash equivalents, primarily bank money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 29, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 23, 2015. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management will have broad discretion in the application of the net proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 27, 2015, Oxford issued a notice to Sientra indicating that, in connection with the recent events involving Silimed and the Company, certain events of default have occurred and continue to exist under the Amended Term Loan Agreement. On October 28, 2015, Sientra repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, following which the Company has no outstanding debt obligations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Separation Agreement with Hani Zeini

On November 12, 2015, Hani Zeini stepped down from his role as President and Chief Executive Officer of the Company. Mr. Zeini continues to serve as a non-independent member of the board of directors. The Company entered into a Separation Agreement, or the Separation Agreement, with Hani Zeini on November 12, 2015. Pursuant to the Separation Agreement, Mr. Zeini is entitled to receive: (i) a lump sum payment of eight hundred seventy-one thousand dollars ($871,000), which is equivalent to the sum of twelve (12) months of his base salary as in effect on the separation date plus the annual bonus earned by Mr. Zeini in connection with the completion of the fiscal year prior to the separation date, and (ii) up to twelve (12) months of company-paid health insurance premiums to continue his coverage. The benefits provided for in the Separation Agreement are consistent with the benefits that Mr. Zeini would have been entitled to receive under his Employment Agreement, dated October 15, 2014, had Mr. Zeini been terminated without cause, except that the unvested portion of all Company equity awards granted to Mr. Zeini will not accelerate as such equity awards shall continue to vest for so long as Mr. Zeini continues to provide services to the Company. For more information about the Separation Agreement, please refer to the full text of the Separation Agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Consulting Agreement with Hani Zeini

The Company entered into a Consulting Agreement, or the Consulting Agreement, with Mr. Zeini on November 12, 2015. The term of the Consulting Agreement is effective as of November 12, 2015 through December 31, 2016.  Pursuant to the Consulting Agreement, Mr. Zeini shall provide consulting services to the Company in the area of his experience and expertise for up to thirty (30) hours per month and Mr. Zeini will be compensated in the amount of forty three thousand four hundred sixteen ($43,416) per month. For more information about the Consulting Agreement, please refer to the full text of the Consulting Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Employment Agreement with Jeffrey Nugent

On November 12, 2015, the Company announced that Jeffrey Nugent was appointed as the Company’s Chairman and Chief Executive Officer, effective immediately. Mr. Nugent replaced Nicholas Simon as Chairman of the board of directors, but Mr. Simon will remain on the board as Lead Independent Director.

Mr. Nugent, age 69, has served as a director of the Company and as Chairman of the Compensation Committee of the Board, or the Compensation Committee, and as a member of the Audit Committee of the Board, or the Audit Committee, since July 2014. Mr. Nugent has been the Interim Chief Executive Officer of Biolase, Inc. since June 2014. Prior to that, Mr. Nugent was Founder, President and Chief Executive Officer of Precision Dermatology, Inc., a multi-channel skin care company that was acquired by Valeant Pharmaceuticals in February 2014. Mr. Nugent currently serves as a director of Biolase, Inc. and has previously served as a director of Precision Dermatology, Inc., Myoscience, Inc. and Merz Aesthetics, Inc. Mr. Nugent holds a B.S. in mathematics from St. Joseph’s College and earned his M.B.A. in finance and marketing from Loyola University in Chicago. He served as an Artillery Officer in the United States Army.  Mr. Nugent resigned from the Compensation Committee and the Audit Committee in light of his new role

The Company entered into an Employment Agreement, or the Employment Agreement, with Mr. Nugent on November 12, 2015. Pursuant to his Employment Agreement: (i) Mr. Nugent’s base salary will be six hundred thousand dollars ($600,000) per year, (ii) Mr. Nugent shall be provided a signing bonus of one hundred thousand dollars ($100,000), (iii) Mr. Nugent shall be eligible to earn an annual discretionary performance-based bonus of up to 75% of his base salary, and (iv) for the partial 2015 calendar year, Mr. Nugent shall also be eligible for a discretionary performance-based bonus of up to fifty thousand dollars ($50,000). Additionally, pursuant to the employment agreement, subject to the approval of the board of directors: (i) concurrent with the effective date of the Employment Agreement, Mr. Nugent shall be granted: (A) a nonqualified stock option to purchase 621,931 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the grant date, and (B) a restricted stock unit award covering 17,993 shares of the Company’s common stock, and (ii) on January 1, 2016, Mr. Nugent shall be granted an additional nonqualified stock option to purchase 241,753 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the day of grant. The stock options shall vest in equal monthly installments over a forty-eight (48) month period commencing on the first month anniversary of the effective date of the Employment Agreement and the restricted stock units shall vest in equal three (3) month installments over a forty-eight (48) month period commencing on the three month anniversary of the effective date of the Employment Agreement. Mr. Nugent is also entitled to participate in all employee benefit programs for which he is eligible, and the Company has also agreed to reimburse Mr. Nugent for any necessary and reasonable, out-of-pocket relocation expenses incurred by Mr. Nugent in connection with his relocation to a residence located near the Company. For more information about the Employment Agreement, please refer to the full text of the Employment Agreement attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Separation Agreement with Joel Smith

On November 12, 2015, Joel Smith stepped down from his role as General Counsel, Secretary and Chief Compliance Officer of the Company. Subject to Mr. Smith entering into a separation agreement and release of claims in a form reasonably satisfactory to the Company, Mr. Smith will receive severance benefits consistent with the benefits that Mr. Smith would have been entitled to receive under his Employment Agreement, dated February 1, 2015, had Mr. Smith been terminated without cause.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(1)	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.

10.1	Separation Agreement by and between the Registrant and Hani Zeini, dated November 12, 2015.

10.2	Consulting Agreement by and between the Registrant and Hani Zeini, dated November 12, 2015.

10.3	Employment Agreement by and between the Registrant and Jeffrey Nugent, dated November 12, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

SIENTRA, INC.

November 16, 2015	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

November 16, 2015	By:	/s/ Matthew Pigeon
Matthew Pigeon
Chief Financial Officer and Treasurer