Form 10-K
period 2015-12-31
Sientra, Inc.
filed 2016-03-10
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36709

SIENTRA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5551000 (I.R.S. Employer Identification No.)

420 South Fairview Avenue, Suite 200, Santa Barbara, California (Address of Principal Executive Offices)	93117 (Zip Code)

(805) 562-3500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2015 as reported by NASDAQ Global Select Market on such date was approximately $112,745,351. Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2016, there were 18,066,345 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

		Page
PART I
Item 1.	Business.........................................................................................................................................................	3
Item 1A.	Risk Factors.................................................................................................................................................	20
Item 1B.	Unresolved Staff Comments.........................................................................................................................	49
Item 2.	Properties...................................................................................................................................................	49
Item 3.	Legal Proceedings.......................................................................................................................................	49
Item 4.	Mine Safety Disclosures...............................................................................................................................	49
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
Item 6.	Selected Financial Data...............................................................................................................................	52
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations...............................	53
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk...........................................................................	66
Item 8.	Financial Statements and Supplementary Data.............................................................................................	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................	66
Item 9A.	Controls and Procedures.............................................................................................................................	67
Item 9B.	Other Information.........................................................................................................................................	67
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance.............................................................................	69
Item 11.	Executive Compensation...............................................................................................................................	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............	69
Item 13.	Certain Relationships and Related Transactions and Director Independence.................................................	69
Item 14.	Principal Accountant Fees and Services.......................................................................................................	69
PART IV
Item 15.	Exhibits, Financial Statements and Schedule.................................................................................................	70
Signatures

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward‑looking statements involve risks and uncertainties as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward‑looking statements.

Forward‑looking statements are often identified by the use of words such as, “anticipate,” “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “intend,” “expect,” “plan,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward‑looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward‑looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Forward‑looking statements in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•	our history of reliance on a foreign, sole source, third‑party to manufacture and supply our silicone gel breast implants, tissue expanders and other products;
•	the date that our products will return to the U.S. market;
•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants, tissue expanders and other products;
•	our history of net operating losses and uncertainty regarding our ability to achieve profitability;
•	our dependence on sales of silicone gel breast implants to generate a significant amount of our net sales;
•	the ability of our products to achieve and maintain market acceptance;
•	our limited operating history and any difficulties encountered by us as a result of being a company early in its commercialization;
•	our ability to successfully commercialize our products;
•	our inability to operate in a competitive industry and compete successfully against competitors that have greater resources than we do;
•	pricing pressure from customers and our competitors;
•	concern about the safety and efficacy of our products, which is based on limited long‑term clinical data;
•	our ability to comply with the applicable governmental regulations to which our products and operations are subject;
•	our ability to retain a high percentage of our customer base;
•	our ability to expand our sales force and marketing programs;
•	the productivity of our sales representatives and ability to achieve expected growth;
•	our assumptions about the breast implant market;
•	our ability to protect our intellectual property;
•	our ability to successfully defend against certain securities class actions filed against us and our officers;
•	the accuracy of our estimates regarding expenses, net sales, capital requirements and needs for additional financing; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance or achievements. Any forward‑looking statement made by us in this Annual Report on Form 10‑K speaks only as of the date of this report. Except as required by law, we undertake no obligation to update any forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of such statements.

PART I

Item 1.  Business

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choice to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence.

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in over 195 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective procedures which are generally performed on a cash‑pay basis. Many of our breast implants incorporate one or more differentiated technologies, including a proprietary high‑strength, cohesive silicone gel and proprietary texturing branded TRUE Texture®. Our breast implants offer a desired balance between strength, shape retention and softness due to the high‑strength, cohesive silicone gel used in our manufacturing process. TRUE Texture® provides texturing on the implant shell that is designed to reduce the incidence of malposition, rotation and capsular contracture. We also offer breast tissue expanders and a range of other aesthetic and specialty products. We do not have any patents or patent applications, but rely on trade secrets, proprietary know‑how and regulatory barriers to protect our products and technologies.

Our breast implants were approved by the U.S. Food and Drug Administration, or FDA, in 2012, based on data we collected from our ongoing, long‑term clinical trial, or the Study, of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients.  The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the Study are subject to serial MRI screening as part of the clinical protocol.  The clinical data we collected over an eight‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We sell our Breast Products exclusively to board‑certified and board‑admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi‑year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Society of Plastic Surgeons, or ASPS, there are approximately 6,400 board‑certified plastic surgeons in the United States. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten‑year limited warranty that is the best‑in‑the‑industry based on providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first CapCon Care Program, or C3 Program, through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

We commenced sales of our breast implants in the United States in the second quarter of 2012. Our net sales were $38.1 million, $44.7 million and $35.2 million for the years ended December 31, 2015,  2014 and 2013, respectively. Our net loss was $41.2 million, $5.8 million and $19.1 million for the years ended December 31, 2015,  2014 and 2013, respectively.

Between October 9, 2015 and March 1, 2016, we voluntarily suspended the sale of all Sientra devices manufactured by our sole manufacturer and supplier Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, due to the suspension of Silimed’s CE certificate by TUV SUD, Silimed’s notified body under EU regulations, followed by Brazilian regulatory inquiries and a temporary suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, and recommended that plastic surgeons discontinue implanting the devices until further notice. As of March 1, 2016, after ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, Good Manufacturing Practices, or GMP, and data-based risk assessment, we lifted this temporary hold on sale and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans. In addition, on October 22, 2015, there was a fire in the manufacturing building where Silimed primarily manufactures our breast implants. We are working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations. See “Business — Manufacturing and Quality Assurance” and “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

Our Market

The overall market for medical aesthetic procedures is significant, and awareness and acceptance of these procedures is growing in the United States. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, in 2014, consumers in the United States spent approximately $12.4 billion on aesthetic procedures overall, including both surgical and non‑invasive cosmetic treatments. Of this amount, more than $7.5 billion was spent on aesthetic surgical procedures.

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to ASAPS, over 287,000 primary breast augmentation procedures and 72,000 revision augmentation procedures were performed in the United States in 2014. These procedures provide cosmetic solutions generally to enhance breast size and shape, correct breast asymmetries or help restore fullness after breastfeeding. For breast reconstruction, ASPS estimates that approximately 102,000 procedures were performed in the United States in 2014. These procedures are a surgical solution generally used to restore a breast to near normal shape and appearance following a mastectomy and typically utilize a breast tissue expander prior to implantation of a breast implant. Based on the number of procedures reported by ASAPS and by ASPS, and our estimates of average selling price, implant mix and implants per procedure, we estimate that the U.S. market for breast implants and breast tissue expanders exceeded $630 million in 2014.

Our Opportunity

We believe a significant opportunity exists in the U.S. marketplace due to the high barriers to entry in the U.S. breast implant market and the historical lack of product and service innovation for Plastic Surgeons.

For more than 20 years prior to the FDA approval of our breast implants in 2012, only two companies manufactured and distributed breast implants in the United States. We believe that this market concentration is largely a result of the considerable costs and risks associated with the lengthy regulatory approval process required by the FDA, which has created a significant barrier to entry in the U.S. breast implant market. All new breast implants require pre‑market approval, or PMA, from the FDA before they may be marketed in the United States. The PMA application process is lengthy and uncertain, and the PMA application must be supported by valid scientific evidence, which typically requires long‑term follow‑up of a large number of enrolled patients, as well as extensive technical, pre‑clinical, clinical and manufacturing data to demonstrate safety and effectiveness. At present, we are not aware of any ongoing clinical studies in the United States for silicone gel breast implants other than those post‑approval studies being performed by us and our two U.S. competitors. We believe that in the near term, it is likely that the companies currently providing silicone gel breast implants in the United States will continue to be the only companies servicing the U.S. silicone breast implant market.

We believe the rigorous FDA approval process and the existence of only two competitors in the U.S. market have historically contributed to a lack of technological innovation in the U.S. breast implant industry resulting in limited product choices. Until the FDA approval of our breast implants in 2012, surgeons in the United States were only able to purchase basic round breast implants from our two U.S. competitors, while surgeons outside of the United States were able to purchase technologically‑advanced round and anatomically‑shaped breast implants.

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

Differentiated silicone gel and texturing technologies.  We incorporate differentiated technologies into our breast implants, including a proprietary high‑strength, cohesive silicone gel and proprietary texturing branded TRUE Texture®. Our breast implants offer a desired balance between strength, shape retention and softness due to the high-strength, cohesive silicone gel used in our manufacturing process. In addition, TRUE Texture® technology provides texturing on the implant shell that is designed to reduce the incidence of malposition, rotation and capsular contracture. We do not have any patents or patent applications, but rely on trade secrets, proprietary know‑how and regulatory barriers to protect our products and technologies.

Strong clinical trial outcomes.  Our clinical trial results demonstrate the safety and effectiveness of our breast implants. Our breast implants were approved by the FDA based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States. The clinical data we collected over an eight-year follow-up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, based on our competitors’ published eight‑year data.

Innovative services that deliver an improved customer experience.  Our customer service offerings are intended to accommodate and anticipate the needs of Plastic Surgeons so that they can focus on providing better services to their patients. We provide a ten‑year limited warranty that is the best‑in‑the‑industry based on providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first C3 Program through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants. We also offer specialized educational initiatives and a streamlined ordering, shipping and billing process.

Board‑certified plastic surgeon focus.  We sell our Breast Products exclusively to board‑certified and board‑admissible plastic surgeons who are thought leaders in the medical aesthetics industry. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings. We believe that securing the loyalty and confidence of Plastic Surgeons is essential to our success and that our association with Plastic Surgeons enhances our credibility and aligns with our focus on making a difference in patients’ lives.

Proven and experienced leadership team.  We have a highly experienced management team at both the corporate and operational levels with significant experience in the medical aesthetics industry. Members of our senior management team have extensive experience in the medical aesthetics industry.

Our Strategy

Our objective is to become a leading global provider of differentiated medical aesthetic products and services tailored to meet the needs of Plastic Surgeons, allowing us to deliver on our commitment to enhance and make a difference in patients’ lives. We are currently focused on growing the breast implant and breast tissue expander markets and our share of them in the United States, and intend to leverage our capabilities into new or complementary aesthetic products or technologies and new geographic markets or market segments. To achieve our objective, we are pursuing the following business strategies:

Create awareness of our differentiated technologies, products and services with Plastic Surgeons and consumers.   Since we commenced commercial operations, we have focused most of our marketing efforts on Plastic Surgeons to promote and create awareness of the benefits of our products. Among other marketing programs targeted at Plastic Surgeons, we offer educational initiatives exclusively to Plastic Surgeons through our Sientra Education Forums. Recently, we have increased our consumer-directed efforts including an expanded exclusive collaboration with RealSelf.com.  We believe that continuing to invest in expanding marketing initiatives will have a positive impact on our business.

Selectively pursue acquisitions and expand into new markets.  We may selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic

Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies, and allow us to compete in new geographic markets or market segments or to increase our market share.

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

Breast Augmentation and Breast Reconstruction Products

Breast Implants.  We offer the following breast implants:

•

Anatomically‑shaped textured.  A full line of textured, anatomically‑shaped HSC+ breast implants, all of which incorporate our high‑strength, cohesive silicone gel and TRUE Texture® technology. Our anatomically‑shaped implants are engineered for shape retention and feature a gradual upper‑pole slope and distributed volume that mimics the characteristics of a natural breast. They also provide a desired balance between strength, shape retention and softness and are designed to enhance tissue adherence to reduce malposition and capsular contracture. Due to the unique relationship between our implant gel and our implant shells, our anatomically‑shaped implants have enhanced ability to retain their shape without sacrificing the desired softness. We offer these anatomically‑shaped implants in three configurations: round‑base, classic‑base and oval‑base. Our round‑base implants are available in eight volumes, our classic‑base implants are available in eight volumes and our oval‑base implants are available in three projection profiles and 25 volumes.

•

Round textured.  A full line of textured, round HSC breast implants, all of which incorporate our high‑strength, cohesive silicone gel and TRUE Texture® technology. Our textured, round implants maintain softness and are designed to enhance tissue adherence that reduces malposition and capsular contracture. We offer these textured, round implants in three projection profiles: low, moderate and high. Our low projection implants are available in 15 volumes, our moderate plus projection implants are available in 16 volumes and our high projection implants are available in 14 volumes.

•

Round smooth.  A full line of smooth, round HSC and HSC+ breast implants, all of which incorporate our high‑strength, cohesive silicone gel. Our smooth, round implants are designed to deliver full upper‑pole aesthetic results without compromising softness. We offer these smooth, round implants in five projection profiles: low, moderate, moderate plus, moderate high and high. Additionally, in the third quarter of 2015, we introduced two implant projection profiles available in HSC+ gel in 30 new volumes mirroring the existing HSC moderate plus and high projection profiles.

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

Other Products

We also offer a range of other aesthetic products that have received 510(k) clearance from the FDA, including:

•	body contouring and other implants, including gluteal, pectoral, calf, facial and nasal implants, and nasal stents, all made from single pieces of silicone elastomer;
•	silicone elastomer oval carving blocks that can be shaped and sized by surgeons to address congenital and other deformities caused by trauma or tumor removal;
•	scar management products under the brand Medgel that use a compound of biocompatible, medical‑grade silicone gel or sheeting specifically formulated to treat or prevent various types of scars;
•	temporary, single‑use, saline‑filled breast implant sizers that can be used to help identify the correct style and size implant for an individual patient; and
•	non‑breast tissue expanders, which are temporary devices intended to aid in the process of expanding tissue and skin surface area for burn care and other reconstructive use.

Our Technology

Our current portfolio of breast implants utilizes what we believe are the most advanced technologies currently available on the market. These technologies are supported by rigorous product testing, analytics and clinical data. The advanced technologies in our products include:

High‑strength, cohesive silicone gel.  Our HSC and HSC+ breast implants offer a desired balance between strength, shape retention and softness due to the high‑strength, cohesive silicone gel used in our manufacturing process. The use of high‑strength, cohesive silicone gel in our HSC and HSC+ breast implants allows the breast implants to hold a controlled shape while maintaining a soft feel.

The silicone material used in our breast implants has been designed to provide the characteristics desired by Plastic Surgeons for breast implants. At present, we are the only company in the United States that has received FDA approval to use this specific silicone material in our products.

We have completed a number of studies conducted by independent laboratories to demonstrate the competitive advantages of using high‑strength, cohesive silicone gel in our breast implants. We believe this technology differentiates our breast implants for the following reasons:

•	our implant gel is stronger, which is evidenced by its resistance to gel fracture;
•

due to the unique relationship between our implant gel and our implant shells, our implants have an enhanced ability to retain their shape while preserving the shape of anatomically‑shaped implants without sacrificing the desired softness; and

•	our shaped implants are softer and more elastic than our competitors’ shaped implants.

We believe the beneficial properties of our implants arise from the characteristics of the gel, as well as the unique integration of the gel with our implant shell. Inside each of our implants, the gel adheres to the shell, creating additional structural strength and shape retention in the implant. This results in the ability to deliver strength and shaping capability without a stiffer gel or implant and without sacrificing the desired softness. We typically evaluate these characteristics using the following metrics:

•

Peel‑force.  Peel‑force is measured by the amount of force, measured in pound‑force, or lbf, necessary to separate the outer shell of the implant from the internal gel filling. A greater peel‑force measurement indicates greater gel‑shell integration. In the case of anatomically‑shaped implants, greater peel‑force can also be an indication of the ability of the implant to retain its shape, particularly the upper portions of the implant, also referred to as the upper pole. Upper pole stability is of particular importance in preserving the desired anatomical shape of an implant over time.

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

TRUE Texture®.  We sell breast implants that are available with a smooth outer surface or with an outer surface that is textured using TRUE Texture® technology. We believe our textured breast implants using TRUE Texture® technology offer us clinical advantages over our competitors’ textured products, including:

•	better tissue adherence to reduce the incidence of malposition and rotation; and
•

reduction in the rate of capsular contracture, a complication in which the patient’s body creates a scar‑tissue capsule around the implant that can tighten and squeeze the implant potentially causing discomfort, pain and even dislocation of the implant. While we have neither sought nor obtained FDA approval to state that TRUE Texture® technology reduces the incidence of capsular contracture, we believe it may significantly reduce this risk, as evidenced by the lower rates of capsular contraction reported over a five‑year follow‑up period in our ongoing clinical trial.

On a breast implant, the desired texture should have a proportionate amount of surface disruption, as overly aggressive texture can result in double‑capsule formation while not enough texturing can result in a lack of adherence resulting in malposition or rotation. We believe that TRUE Texture® technology has the right combination of surface disruption without overly aggressive texturing.

We use the competitive advantages demonstrated by the independent laboratory results above and our clinical results for our breast implants incorporating high‑strength, cohesive silicone gel and TRUE Texture® technology to market and differentiate our products to Plastic Surgeons.

Our Clinical Data

In 2012, our breast implants were approved by the FDA, based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial results demonstrate the safety and effectiveness of our breast implants and provide Plastic Surgeons and their patients the security and confidence to choose our products.

Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the Study are subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over an eight‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We, and our two competitors were required to run independent ten‑year clinical studies to obtain PMA approval from the FDA. Our clinical study was not designed to facilitate head‑to‑head comparisons.  However, our clinical data and our competitors’ clinical data are publicly available to both surgeons and patients who are able to use such data to compare and contrast competing implants.

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

Industry‑Leading Product Programs and Warranties.  Through our C3 Program, we provide no‑charge replacement implants to patients who experience capsular contracture in the first five years following primary breast augmentation. We provide this benefit to every patient implanted with our smooth or textured breast implants. We also provide a ten‑year limited warranty that is the best‑in‑the‑industry, based on providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event and a lifetime no‑charge implant replacement program for covered ruptures.

Enhanced Customer Service.  As we focus exclusively on Plastic Surgeons and their patients, we believe we are able to tailor our customer service offerings to their specific needs. Our surgeon‑facing customer service policies include:

•	simplified account setup through our sales representatives and with pre‑qualification and pre‑approved credit terms;
•	no‑charge shipping to and from accounts;
•	six‑month pre‑approved returns of unused products with no‑charge return shipping and no restocking fees;
•	end‑of‑month statement billing, rather than one invoice per shipment, and 30‑day payment terms;
•	individualized consignment inventory; and
•	order acceptance by phone, fax, email or through our sales representatives.

Educational and Marketing Initiatives.  We have implemented educational and marketing initiatives with a focus on both Plastic Surgeons and their patients considering breast augmentation or reconstruction.

Plastic Surgeons.  In order to educate Plastic Surgeons about our product lines and, in particular, about the proper use of our anatomically‑shaped breast implants, we provide a variety of education programs for Plastic Surgeons under the banner of the Sientra Education Forum.

•

we have developed a tablet‑based mobile marketing tool for our sales representatives to use while calling on accounts that includes access to our patient and surgeon labeling, published clinical studies, marketing literature, details on our warranty and C3 programs, our educational iBooks and more.

•

we host symposia with one or more key‑note speakers who speak on topics ranging from our corporate identity and customer service offerings to surgical tips and suggestions from thought‑leading Plastic Surgeons.

•	we produce comprehensive guides for Plastic Surgeons via the Internet, referred to as iBooks, to provide them training and expertise on the implantation of anatomically‑shaped breast implants.

•

we send a limited number of Plastic Surgeons to Europe to observe surgeries and train with world‑renowned surgeons who have been implanting anatomically‑shaped breast implants for decades and, upon return to the United States, we engage them as consultant‑educators to conduct training sessions for other U.S.‑based Plastic Surgeons.

•

we periodically sponsor educational surgical preceptorships where a small group of Plastic Surgeons are able to observe a live surgery conducted by one of our trained preceptors and train with that preceptor.

Patients.  We have been engaging directly with consumers who are considering breast augmentation or reconstruction. We initially focused our consumer educational and marketing activities on websites where consumers come to research their breast augmentation or reconstruction options, including:

•

our own consumer website, branded with our “Feel So Good” campaign, that provides resources for consumers considering breast augmentation or reconstruction, including referrals and commentaries, product descriptions, patient planning guides and educational brochures and information regarding our rupture warranty and C3 programs; and

•

our exclusive collaboration with RealSelf, the leading online community helping people make confident choices in elective cosmetic procedures. Together with RealSelf, we deliver fresh and meaningful content to the RealSelf community that answers common questions patients have regarding breast augmentation. This content is featured on a dedicated Sientra page on RealSelf’s website designed to build consumer engagement with the brand and open up the online conversation around breast augmentation directly with Plastic Surgeons.

We believe that our innovative services, including industry‑leading product programs and warranties, enhanced customer service offerings and educational and marketing initiatives, deliver an improved customer experience to Plastic Surgeons and their patients.

Sales and Marketing

As of December 31, 2015, we had a sales organization of 51 employees, including sales representatives and sales management. We assign sales territories based on the regions with the highest concentration of accounts. Our sales team is supported by customer and sales experience teams, which provide full‑time telephonic and email customer support to our sales representatives and customers.

In addition, our marketing team leads our efforts in brand development, trade show attendance, educational forums, product messaging, website development and advertising, among others.

Research and Development

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $7.2 million, $4.7 million and $4.5 million for the years ended December 31, 2015,  2014 and 2013, respectively. Our research and development expenses primarily consist of costs associated with our clinical and post‑approval studies, regulatory activity and product development, including our efforts to seek approval for a range of breast implant line extensions that would allow us to sell Breast Products in additional styles, sizes and projections that we do not currently offer.

Manufacturing and Quality Assurance

All of our products are listed under our FDA Medical Device Establishment Registration and Device Listing where it indicates we are the specification developer of our products, and except for our breast implant sizers, we are the owner of our products’ FDA approvals and clearances. This means that we are primarily responsible for the design,  manufacturing and quality assurance of our products. However, we do not manufacture our products ourselves. Instead, we rely on Silimed, our sole source, third-party manufacturer located in Brazil,  to manufacture and package our silicone gel breast implants, tissue expanders and other products to our specifications. Silimed has over 35 years of experience manufacturing silicone‑based implants and distributes its products to over 60 countries worldwide. When we receive our products from Silimed, we inspect a representative sample of packaging and labeling prior to shipping them to our customers. We maintain strategic levels of inventory at our storage facilities located in Santa Barbara, California.

We and Silimed are subject to the FDA’s Quality System Regulation, or QSR, reporting requirements and current Good Manufacturing Practices, or cGMP, audits by the FDA. Under the QSR and cGMP requirements, manufacturers, including third party manufacturers, must follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process. Both Silimed and us have been inspected by the FDA regularly, and no FDA Form 483 observations, which are issued when an FDA inspector has observed any conditions that in his or her judgment may constitute violations of the Food Drug and Cosmetic Act and related Acts, or FD&C, may be in violation of FDA’s requirements. Silimed has had four FDA inspections in 14 years and is also audited periodically by our quality department to ensure conformity with the specifications, policies and procedures for our products.

At present, except for our breast implant sizers, all of our products, including our silicone gel breast implants and breast tissue expanders, are manufactured by Silimed pursuant to an amended and restated exclusivity agreement with Silimed, which we refer to as the Silimed Agreement. Pursuant to the Silimed Agreement, Silimed manufactures and supplies products ordered by us for distribution in the United States and Canada, which we refer to as the Territory. We agreed to use commercially reasonable efforts to promote, sell and distribute the products in the Territory. In addition to Silimed’s existing products, we have the exclusive right to sell and distribute any new products manufactured by Silimed during the term of the Silimed Agreement. Silimed sells the products to us at a fixed cost, which may be increased by no more than a low single‑digit percentage per annum.

The Silimed Agreement provides that Silimed will not provide its products to any third party in the Territory, with the exception of the distribution of its gastric and urology products pursuant to pre‑existing supply agreements that it has with third‑party distributors, and we have agreed not to sell Silimed’s products to any third party if we have reason to believe that such products have been or will be distributed outside of the Territory. We have also agreed not to distribute any product that directly competes with a product manufactured by Silimed in the Territory.

In the event Silimed fails to supply products ordered by us, we may, under certain circumstances, exercise manufacturing rights to manufacture the products directly or through a third party manufacturer. Pursuant to the Silimed Agreement, Silimed granted to us an exclusive, royalty‑free, non‑transferable license to use certain of its trademarks in the Territory, including in the event Silimed fails to supply the products to us and in connection with the marketing and sale of the products in the Territory. In addition, the Silimed Agreement allocates intellectual property rights between the parties, including that the parties will jointly own all developments, modifications, enhancements or alterations of products jointly created by the parties, subject to certain restrictions concerning the use of such improvements outside of the Territory. Each party is subject to certain limitations and other restrictions on the transfer of the other party’s technology to third parties.

The Silimed Agreement can be terminated by either party under certain limited circumstances, including in connection with the other party’s breach of any of its material obligations which such breaching party fails to cure within 60 days of receiving notice from the non‑breaching party. If the breach relates only to single product, then the non‑breaching party is entitled to terminate the agreement with respect to that specific product. The parties may also terminate the agreement at any time on a product‑by‑product basis upon mutual written agreement of the parties.

The term of the Silimed Agreement will continue until April 2017.

Several recent events have occurred which have affected our ability to rely on Silimed as our source for our silicone gel breast implants, tissue expanders and other products in the short and long term, including the suspension of Silimed’s CE certificate by TUV SUD, Silimed’s notified body under EU regulation, relating to particles on Silimed breast products, followed by Brazilian regulatory inquiries and a temporary suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. As a result of this suspension, between October 9, 2015 and March 1, 2016, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. As of March 1, 2016, after ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment, we lifted this temporary hold on sale and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans.

In addition, on October 22, 2015, there was a fire in the manufacturing building where Silimed primarily manufactures Sientra’s breast implants. We are working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations, including the status of equipment that is used to manufacture breast implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture our breast implants.

Competition

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We primarily compete with two companies that manufacture and sell breast implants in the United States: Johnson & Johnson through its wholly owned subsidiary, Mentor Worldwide, LLC, or Mentor, and Allergan plc, or Allergan.

Both of our U.S. competitors are either publicly‑traded companies or divisions or subsidiaries of publicly‑traded companies with significantly more market share and resources than we have. These companies have greater financial resources for sales, marketing and product development, broader established relationships with healthcare providers and third‑party payors, and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer. For example, Allergan sells temporary gel sizers for silicone gel implants and we sell only temporary saline filled sizers. In addition, our competitors may offer pricing programs with discounts across their non‑breast aesthetic product portfolios.

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

Regulation by the FDA.  The Federal Food, Drug and Cosmetic Act, or FDCA, and the FDA’s implementing regulations govern, among other things:

•	product design and development;
•	pre‑clinical and clinical testing;
•	establishment registration and product listing;
•	product manufacturing;
•	product labeling and storage;
•	pre‑market clearance or approval;
•	post‑market studies;

•	advertising and promotion;
•	product sales and distribution;
•	recordkeeping and device tracking;
•	complaint handling;
•	recalls and field safety corrective actions; and
•	post‑market surveillance and adverse event reporting, including reporting of deaths, serious injuries or device malfunctions.

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a pre‑market notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a pre‑market approval, or PMA, application. Both the 510(k) clearance and PMA approval processes can be expensive, lengthy and require payment of significant user fees, unless an exemption is available.

The FDA classifies medical devices into one of three classes. Unless specifically exempted from certain requirements, all three classes of devices are subject to general controls such as labeling, pre‑market notification and adherence to the FDA’s Quality System Regulation, or QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products. Devices deemed to pose low to moderate risk are placed in Class I or II, which, absent an exemption, requires the manufacturer to obtain a 510(k) clearance. Class II devices are subject to special controls such as performance standards, post‑market surveillance, FDA guidelines, or particularized labeling requirements, as well as general controls. Some low risk devices are exempted by regulation from the 510(k) clearance requirement, and/or the requirement of compliance with substantially all of the QSR. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life‑sustaining, life‑supporting or certain implantable devices, including all breast implants, or devices that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution in the United states before May 28, 1976 for which a regulation requiring a PMA application has not been issued by the FDA.

Our tissue expanders and our body contouring, facial and nasal implants received FDA clearance as Class II devices at various dates prior to approval of our breast implants in March 2012. To obtain 510(k) clearance, we must submit a pre‑market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a preamendment device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre‑market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre‑market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre‑market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

Silicone gel‑filled breast implants are treated as Class III devices and a full PMA is required. A PMA for our breast implants was approved by the FDA in March 2012. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by valid scientific evidence that typically includes, but is not limited to, extensive technical information regarding device design and development, pre‑clinical and clinical trial data, and manufacturing and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in‑depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre‑approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

The FDA may approve a PMA application with post‑approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long‑term follow‑up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that could affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

Clinical Trials.  A clinical trial is almost always required to support a PMA application and may be required for a 510(k) pre‑market notification. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. Some types of studies deemed to present “non‑significant risk” are deemed to have an approved IDE once certain requirements are addressed and institutional review board, or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the Sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non‑significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, clinical trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. The FDA’s grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

Other Regulatory Requirements.  Even though our breast implants have been approved and commercialized, numerous regulatory requirements apply after a device is placed on the market, regardless of its classification or pre‑market pathway. These include, but are not limited to:

•	establishment registration and device listing with the FDA;

•

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations that prohibit the promotion of products for uncleared or unapproved, or “off‑label,” uses, and impose other restrictions on labeling, advertising and promotion;
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

Also, the FDA requires us to conduct post‑market surveillance studies and to maintain a system for tracking our breast implants through the chain of distribution to the patient level. The FDA and the Food and Drug Branch of the California Department of Health Services enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

Failure by us or our manufacturer to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies. These may include, but may not be limited to, any of the following sanctions or consequences:

•	warning letters or untitled letters that require corrective action;
•	fines and civil penalties;
•	unanticipated expenditures;
•	delays in or refusal to grant requests for 510(k) clearance or pre‑market approval of new products or modified products;
•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;
•	suspension or withdrawal of FDA clearance or approval;
•	product recall, detention or seizure;
•	operating restrictions, partial suspension or total shutdown of production;
•	injunctions and consent decrees; and
•	criminal prosecution.

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

Healthcare Regulatory Laws.  Our business activities, including but not limited to, research, sales, marketing, promotion, distribution, medical education and other activities are subject to regulation under additional healthcare laws by numerous regulatory and enforcement authorities in the United States, in addition to the FDA. These laws include, without limitation, state and federal anti‑kickback, false claims, physician sunshine, and patient data privacy and security laws and regulations, including but not limited to those described below.

Additionally, our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Non‑compliance with the laws described below may generally result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any actions for non‑compliance of such laws can be costly, time‑consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Federal Anti‑Kickback Law.  The federal Anti‑Kickback Statute prohibits, among other things, knowingly or willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase, or recommendation, order or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as improper payments, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all of its facts and circumstances.

The penalties for violating the federal Anti‑Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to commit a violation. In addition, a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA.

We have entered into consulting, speaker and other financial arrangements with physicians, including some who prescribe or recommend our products to patients. We engage such physicians as consultants, advisors and to educate other physicians. Noncompliance with the federal Anti‑Kickback Statute could result in the penalties set forth above.

Federal Civil False Claims Act.  The FCA, prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Manufacturers can be held liable under the FCA if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. Penalties for FCA violations include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal FCA is a civil statute, FCA violations may also implicate various federal criminal statutes.

In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud, known as “qui tam” whistleblower lawsuits. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

Federal Criminal False Claims Laws.  The federal criminal false claims laws prohibit, among other things, knowingly and willfully making, or causing to be made, a false statement or representation of a material fact for use in determining the right to any benefit or payment under a federal health care program. A violation of these laws may constitute a felony or misdemeanor and may result in fines or imprisonment.

Civil Monetary Penalties Law.  The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

Health Insurance Portability and Accountability Act of 1996.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, augmented two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from governmental programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, mandates, among other things, that certain types of entities and individuals adopts uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes certain of HIPAA’s standards and requirements directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

Physician Payments Sunshine Act.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, imposed, among other things, new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures,”  for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31st of each calendar year.

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states, such as California and Connecticut, also mandate that device manufacturers implement compliance programs. Other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties

Additional State Healthcare Laws.  Many states have also adopted some form of each of the aforementioned laws, some of which may be broader in scope and may apply regardless of payor. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third party assessment by a “Notified Body.” This third‑party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country‑by‑country basis. Outside of the European Union, regulatory approval would need to be sought on a country‑by‑country basis in order for us to market our products.

Coverage and Reimbursement.  Sales of our products depend, in part, on the extent to which the procedures using our products will be covered by third‑party payors, such as government health care programs, commercial insurance and managed healthcare organizations. Breast augmentation procedures are generally performed on a cash‑pay basis and are not covered by third‑party payors. In contrast, breast reconstruction procedures may be covered by third‑party payors, but such third‑party payors are increasingly limiting coverage and reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost‑containment programs, including price controls, restrictions on coverage and reimbursement. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and results.

Moreover, the process for determining whether a third-party payor will provide coverage for a product or procedure may be separate from the process for establishing the reimbursement rate that such a payor will pay for the product or procedure. A payor’s decision to provide coverage for a product or procedure does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product or procedure does not assure that other payors will also provide coverage for the product or procedure. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to ensure profitability.

Health Reform.    The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our business. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access.

By way of example, in the United States, the recent implementation of PPACA is an example that has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries. The PPACA imposed, among other things, a new federal excise tax of 2.3% on certain entities that manufacture or import medical devices for sale in the United States and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. The medical device excise tax has been suspended by the Consolidated Appropriations Act of 2016, or the CAA, with respect to medical device sales during calendar years 2016 and 2017.  Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2018.  The CAA also temporarily delays implementation of other taxes intended to help fund PPACA programs. The full impact of the PPACA on our business remains unclear.  There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments in the future.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, following passage of the Bipartisan Budget Act of 2015, and will stay in effect through 2025 unless Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals.

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

Employees

As of December 31, 2015, we had 96 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Facilities

Our headquarters located in Santa Barbara, California is approximately 20,000 square feet. The term of the lease for our headquarters expires in February 2020. We also lease warehouse space located in Santa Barbara, California, which is approximately 10,000 square feet.  The term of the lease for our warehouse expires in January 2019.

Legal Proceedings

On September 25, 2015, a lawsuit styled as a class action of our stockholders was filed in the United States District Court for the Central District of California. The lawsuit names us and certain of our officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning our business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint.

On October 28, November 5, and November 19, 2015, three lawsuits styled as class actions of our stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name us, certain of our officers and directors, and the underwriters associated with our follow-on public offering that closed on September 23, 2015 as defendants. The lawsuits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in our offering documents associated with the follow-on offering concerning our business, operations, and prospects. The plaintiffs seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On December 4, 2015, defendants removed all three lawsuits to the United States District Court for the Northern District of California.  On December 15 and December 16, 2015, plaintiffs filed motions to remand the lawsuits back to San Mateo Superior Court, or Motions to Remand.  On January 19, 2016, defendants filed their opposition to the Motions to Remand, and plaintiffs filed their reply in support of the Motions to Remand on January 26, 2016.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe we have meritorious defenses and intend to defend these lawsuits vigorously.  Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

Seasonality

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures. We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients’ planning their surgery leading up to the summer season and in the period around the winter holiday season.

Corporate Information

We incorporated in Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed our name to Sientra, Inc. in April 2007. Our principal executive offices are located at 420 South Fairview Avenue, Suite 200, Santa Barbara, California, 93117, and our telephone number is (805) 562‑3500. Our website is located at www.sientra.com, and our investor relations website is located at http://investors.sientra.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, reports on Form 8-K and our Proxy Statements are available through our investor relations website, free of charge, as soon as reasonably possible after we file them with the SEC.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information appearing elsewhere in this Annual Report on Form 10-K,  including our financial statements and related notes, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Relating to Our Business and Our Industry

We currently rely on a foreign, sole source, third-party to manufacture and supply our silicone gel breast implants, tissue expanders and other products.

We currently rely on Silimed, our sole source, third-party manufacturer located in Brazil, to manufacture and supply our silicone gel breast implants, tissue expanders and other products. Several recent events have occurred which affect our ability to rely on Silimed as our source for our silicone gel breast implants, tissue expanders and other products in the short and long term.

On September 23, 2015, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, an executive agency of the U.K., issued a press release announcing the suspension of sales and implanting in U.K. of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under EU regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, relating to particles on Silimed breast products.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related to GMP of Silimed’s manufacturing facility, and as a precautionary measure, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. Between October 9, 2015 and March 1, 2016, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company has been in ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed products, and conducted its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment.  After extensive independent, third-party testing and analyses indicated no anticipated significant safety concerns with the use of our products, including our breast implants, as of March 1, 2016, we lifted the temporary hold on the sale of our devices manufactured by Silimed and also sent a letter to our Plastic Surgeons informing them of the Company’s market re-entry plans.

Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. Each of the FDA, ANVISA and MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Additionally, the FDA and ANVISA indicated that that there have been no reports of adverse events related to this issue.

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced their authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence that the presence of surface particles on the silicone implants represented risks which are additional to the ones inherent in the product.  However, Silimed continues to be suspended from manufacturing and commercializing new batches of implants until an inspection is performed to reassess the fulfillment of its GMP compliance.

Additionally, the suspension of Silimed’s CE certificate by TUV SUD, and the suspension on the commercialization of Silimed’s products in Europe by the MHRA remains in place and the determination of Silimed’s manufacturing facilities is still under evaluation, and we cannot predict the outcome of these matters. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to require additional testing, to impose restrictions on marketed products or on us, including the withdrawal or recall of such products from the market. If Silimed is unable to resume manufacturing or becomes unwilling to manufacture and supply our silicone gel breast implants, tissue expanders and other products, we will not be able to replace Silimed quickly, and although we are exploring our strategic alternatives, we have not qualified another manufacturer to source our implants.

Even if we were able to identify a replacement manufacturer for our silicone gel breast implants, tissue expanders and other products, the replacement manufacturer would have to be qualified with the FDA, which is an expensive and time-consuming process during which we may experience a supply interruption.  There can be no guarantee that Silimed , or an alternative manufacturer, will be able to meet our demand to manufacture and supply our products in a timely manner, and as a result, our financial position and results of operations may be adversely affected.

In addition, our reliance on Silimed involves a number of other risks, including that:

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

•	we may be subject to price fluctuations when a supply contract is renegotiated or if our existing contract is not renewed;
•	our agreement with Silimed does not permit us to sell the products we obtain from Silimed in any country other than the United States and Canada;
•	we or Silimed may lose access to critical services and components, resulting in an interruption in the manufacture or shipment of our products;
•	we may not be able to find an alternate supplier in a timely manner if the products remain unavailable from Silimed;
•	we may be required to obtain regulatory approvals related to any change in our supply chain;
•	Silimed may discontinue manufacturing and supplying products to us for risk management reasons; and
•	Silimed may encounter financial or other hardships unrelated to our demand for products, which could inhibit its ability to fulfill our orders and meet our requirements.

Although we have resumed our sale and implanting of devices manufactured by Silimed, the suspension of the sale and manufacturing of Silimed’s products by foreign regulatory agencies, our uncertainty regarding the resolution of the regulatory inquiries and the delay of sales pending such resolution, and the materialization of any other of these risks could significantly increase our costs, our ability to generate net sales would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products, which could materially adversely and severely affect our business, financial condition and results of operations.

Our sole source, third-party manufacturer, Silimed, relies on a sole source, third-party supplier of the medical-grade silicone used in its silicone gel breast implants, tissue expanders and other products.

Our sole source, third-party manufacturer and supplier, Silimed, relies on Applied Silicone Corporation, or ASC, its sole source, third-party supplier of medical-grade silicone based in Santa Paula, California, for the silicone gel used in its breast implants, tissue expanders and other products. If ASC becomes unable or unwilling to supply medical-grade silicone to Silimed, Silimed may not be able to find an alternate supplier in a timely manner, since the availability of suppliers of medical-grade silicone is limited. In addition, ASC may discontinue manufacturing and supplying products to Silimed for risk management reasons, lose access to critical services and components, resulting in an interruption in the manufacturing or shipment of our products, or encounter financial or other hardships unrelated to Silimed and our demand for products, which could inhibit its ability to fulfill Silimed’s orders. We may also be required to obtain regulatory approvals related to any change in our supply chain. The materialization of any of these risks could adversely affect our business, financial condition and results of operations.

The fire at one of Silimed’s manufacturing buildings may have a severe impact on our results of operations, financial position and market share.

On October 22, 2015, there was a fire at one of Silimed’s two manufacturing buildings in Rio de Janeiro, Brazil. The fire occurred in the building where Sientra’s breast implants are primarily manufactured, or building F2. Silimed has indicated to us that a smaller production facility in Silimed’s second building, or building F1, which was not impacted by the fire, has the potential to be modified for breast implant manufacturing. In order to commence the manufacturing of breast implants, certain areas in building F1 would need to be reconfigured and receive certification and approval by appropriate regulatory bodies. We are working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations, including the status of equipment that is used to manufacture breast implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture our breast implants. The delay in the manufacturing of our breast implants caused by the fire, our uncertainty regarding when Silimed’s facility will be operational and able to manufacture our breast implants, and the extent of the damage caused by the fire may have a severe impact on our business, financial condition and results of operations.

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter the market after our voluntary suspension of the sale of Sientra devices  manufactured by Silimed.

On March 1, 2016, we lifted the voluntary temporary hold on sale of all Sientra products manufactured by Silimed and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans.  Although our market re-entry decision was based on extensive and detailed independent third party reviews of our finished goods inventory, which concluded that our implants continue to be a safe choice for both our surgeons and their patients, consistent with their FDA approval status in 2012, we depend on a positive reception from our Plastic Surgeons and their patients to be able to reestablish the market position we had prior to the voluntary suspension.  Our re-entry into the market requires us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our Plastic Surgery Consultants are working diligently to solidify the trust and support of all our Plastic Surgeons during this important phase of our market re-entry, however, if we are not successful in re-establishing these relationships, adapting our business systems, or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception, we have incurred significant net operating losses.  As of December 31, 2015, we had an accumulated deficit of $175.3 million.  To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and our recent follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We commenced sales of our breast implants in the second quarter of 2012.  For the year ended December 31, 2015, our gross profit was $27.5 million.  However, although we have achieved a positive gross profit, we had a net loss of $41.2 million for the year ended December 31, 2015.  The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our voluntary hold of the sale of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.

Sales of our Breast Products accounted for 98%,  97% and 97% of our net sales for the years ended December 31, 2015,  2014 and 2013, respectively.  We expect our net sales to continue to be based primarily on sales of our Breast Products, and between October 9, 2015 and March 1, 2016, we stopped selling our Breast Products as a result of our voluntary hold on the sale of all Sientra devices manufactured by Silimed. Our voluntary hold on the sale of Sientra devices manufactured by Silimed, the potential loss of market acceptance of our Breast Products, and any adverse rulings by regulatory authorities, including an adverse or time consuming resolution of the current regulatory inquiries regarding Silimed’s medical devices, any adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, may significantly impact our sales and profitability, which would adversely affect our business, financial condition and results of operations.

Any negative publicity concerning our products could harm our business and reputation and negatively impact our financial results.

The responses of potential patients, physicians, the news media, legislative and regulatory bodies and others to information about complications or alleged complications of our products, including the suspension of Silimed’s CE certificate by TUV SUD, and the subsequent suspension by ANVISA on the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra while they review the technical compliance related to GMP of Silimed’s manufacturing facility, could result in negative publicity and could materially reduce market acceptance of our products.  These responses or any investigations and potential resulting negative publicity may have a material adverse effect on our business and reputation and negatively impact our financial condition, results of operations or the market price of our common stock.  In addition, significant negative publicity could result in an increased number of product liability claims against us.

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

Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging.  Changes that our manufacturer may make outside the purview of our direct control can have an impact on our processes, on quality and the successful delivery of products to Plastic Surgeons.  Mistakes and mishandling are not uncommon and can affect production and supply.  Some of these risks include:

•	failure of our manufacturer to follow cGMP requirements or mishandling of our products while in production or in preparation for transit;
•	transportation and import and export risk, particularly given the global nature of our supply chain;
•	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of products;
•

natural disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturer or its suppliers; and

•	latent defects that may become apparent after products have been released and which may result in a recall of such products.

The materialization of any of these risks could significantly increase our costs, impair our ability to generate net sales, and adversely affect market acceptance of our products and customers may instead purchase or use our competitors’ products, which could materially adversely and severely affect our business, financial condition and results of operations.

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

Our industry is intensely competitive and subject to rapid change from the introduction of new products, technologies and other activities of industry participants.  Our competitors, Mentor, a wholly owned subsidiary of Johnson & Johnson, and Allergan are well-capitalized global pharmaceutical companies that have been the market leaders for many years and have the majority share of the breast implant market in the United States.  These competitors also enjoy several competitive advantages over us, including:

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

The long-term safety of our products has not fully been established and our breast implants are currently under study in our PMA post-approval studies, which could reveal unanticipated complications.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions, provide our customers with a wide range of shapes and sizes of our breast implants, and account for the high return rates we experience as Plastic Surgeons typically order our products in multiple sizes for a single surgery and then return what they do not use.  As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory becomes obsolete. The materialization of any of these risks may have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

Additionally, the suspension of Silimed’s manufacturing by ANVISA, the recent fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, or our ability to find an alternate supplier in a timely manner, may affect our ability to maintain the level of inventory supply we require to protect ourselves from supply interruptions which could have an unfavorable impact on our net sales.

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

We are dependent upon the continued services of key personnel, including members of our executive management team who have extensive experience in our industry. The loss of any one of these individuals could disrupt our operations or our strategic plans. On November 12, 2015, Hani Zeini stepped down as our President and Chief Executive Officer and Jeffrey Nugent was appointed as our Chairman and Chief Executive Officer. On February 16, 2016, Mr. Zeini resigned from our board of directors.  The announcement of the departure of Mr. Zeini from our board and as President and Chief Executive Officer may have a negative effect on employee morale and on our customer relationships which is potentially mitigated by his continuing consultancy with the Company. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified sales, marketing and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. If we lose additional key employees, if we are unable to attract or retain other qualified personnel, or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2015, we had approximately 96 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.  Our net sales and results of operations will be affected by numerous factors, including:

•	the length of time that Silimed is unable to manufacture our Breast Products as a result of ANIVSA’s suspension of the manufacturing operations and the fire at Silimed’s facility;
•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants, tissue expanders and other products;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;

•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the recent regulatory inquiries of Silimed’s medical devices on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products; and
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

As of December 31, 2015, we had $112.8 million in cash and cash equivalents.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, will significantly increase our expenses.  In addition, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries and our own review and testing, as well as expenses we may incur in connection with reestablishing our inventory supply as a result of the fire in Silimed’s manufacturing facility and expenses we may incur defending against litigation claims, may have a material effect our future cash outflows and Sientra’s liquidity. Additionally, following our repayment of all principal, interest, other amounts and obligations owed to Oxford Finance LLC, or Oxford, under the term loans for a total of $24.5 million, the Company has no outstanding debt obligations.

Our future capital requirements will depend on many factors, including:

•

our continued ability to rely on Silimed to manufacture and supply our silicone gel breast implants, tissue expanders and other products or the timing and availability of alternative manufacturing sources;

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

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of approximately $137.8 million, which expire in various years beginning in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet and for this reason, we have fully reserved against the value of our NOLs on our balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

Risks Related to Our Legal and Regulatory Environment

We are subject to extensive federal and state healthcare regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions or be required to restructure our operations, any of which could adversely affect our business, financial condition and operating results.

As a device manufacturer, even though we do not control referrals or bill directly to Medicare, Medicaid or other third-party payors, we are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states in which we conduct our business, as well as other healthcare laws and regulations.  The healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which applies to our business activities, including our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or in return for the purchase or recommendation of any good, facility, item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to commit a violation. In addition, following passage of the PPACA violations of the federal Anti-Kickback Statute became per se violations of the False Claims Act;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

and, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes certain regulatory and contractual requirements on certain types of people and entities regarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, enacted under the PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to make annual reports to the Centers for Medicare & Medicaid Services, or CMS, regarding any “transfers of value” provided to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31st of each calendar year; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be provided to healthcare providers and entities; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and entities or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers and entities, some of whom recommend, purchase and/or prescribe our products, could be subject to challenge under one or more of such laws.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, exclusion from governmental health care programs, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

In the United States, our silicone gel breast implants are marketed pursuant to a PMA order issued by the FDA in March 2012, and our tissue expanders are marketed pursuant to pre-market clearance under Section 510(k) of the FDCA.  Any modifications to a PMA-approved or 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires a new 510(k) clearance or, possibly, approval of a new PMA application or PMA supplement.  However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA 30-Day Notice, Special PMA Supplement – Changes Being Effected or PMA Annual Report.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision.  The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary.  We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances the changes did not require new 510(k) clearances or PMA approvals.  If the FDA disagrees with our determination and requires us to seek new 510(k) clearances or PMA approvals for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.  Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made.  Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health.  The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death.  Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons.  The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues.  Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health.  Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers.  Such events could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands.  A recall involving our silicone gel breast implants could be particularly harmful to our business, financial and operating results.  Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or similar foreign governmental authorities.  We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities.  If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls.  A future recall announcement could harm our reputation with customers and negatively affect our sales.  In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

Maintaining and growing sales of our products when used in breast reconstruction procedures depends, in part, on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Breast augmentation procedures are generally performed on a cash‑pay basis and are not covered by third‑party payors. In contrast, breast reconstruction procedures may be covered by third‑party payors. Therefore, hospitals and other healthcare provider customers that purchase our products to use in breast reconstruction procedures typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used, including the cost of the purchase of our products. Decreases in the amount third-party payors are willing to reimburse our customers for breast reconstruction procedures using our products could create pricing pressures for us.  The process for determining whether a third-party payor will provide coverage for a product or procedure may be separate from the process for establishing the reimbursement rate that such a payor will pay for the product or procedure. A payor’s decision to provide coverage for a product or procedure does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product or procedure does not assure that other payors will also provide such coverage. Adequate third-party reimbursement may not be available to enable us to maintain our business in a profitable way. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

Legislative or regulatory health care reforms may make it more difficult and costly to produce, market and distribute our products after clearance or approval is obtained, or to do so profitably.

Recent political, economic and regulatory influences are subjecting the health care industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of health care, improve quality of care, and expand access to healthcare, among other purposes. Such legislation and regulations may result in decreased reimbursement for medical devices and/or the procedures in which they are used, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices.  This could harm our ability to market and generate sales from our products.

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

The medical device excise tax has been suspended by the CAA, with respect to medical device sales during calendar years 2016 and 2017.  Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2018.  The CAA also temporarily delays implementation of other taxes intended to help fund PPACA programs. We are unsure of the full impact that the PPACA will have on our business.  There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments in the future.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted.  For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions.  The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs.  This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, following passage of the Bipartisan Budget Act of 2015, and will stay in effect through 2025 unless additional Congressional action is taken.  Additionally, on January 2, 2013, President Obama signed into law the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In order to market our products in Canada, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements.  We are currently not able to obtain Health Canada’s approval to market our breast implant products in Canada due to the suspension of Silimed’s ISO 13485 certificate.  Even if Silimed’s ISO certification is reinstated, the time required to obtain regulatory approval in Canada may be longer than the time required to obtain FDA pre-market approval and Health Canada may want additional information prior to approval as well.  The Canadian regulatory approval process includes many of the risks associated with obtaining FDA approval and we may not obtain Canadian regulatory approval on a timely basis, if at all.  FDA approval does not ensure approval by regulatory authorities in other countries, including Canada, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries.  However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere.  If we do not obtain or maintain necessary approvals to commercialize our products in Canada, it would negatively affect our overall market penetration.

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

We are not currently required to comply with HIPAA or HITECH because we are neither a Covered Entity nor a Business Associate (as that term is defined by HIPAA).  However, in administering our warranties and complying with FDA-required device tracking, we do regularly handle confidential and personal information similar to that which these laws seek to protect.  We also occasionally encounter hospital customers who pressure us to sign Business Associate Agreements, or BAAs, although, to date, we have refused, given that we do not believe we are business associates to such Covered Entities under HIPAA or HITECH.  If the law or regulations were to change or if we were to agree to sign a BAA, the costs of complying with the HIPAA standards are burdensome and could have a material adverse effect on our business.  In addition, under such situations there would be significant risks and financial penalties for us if we were then found to have violated the laws and regulations that pertain to Covered Entities and Business Associates.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  For example, our common stock price declined from $20.58 to $2.78 from September 23, 2015 to November 17, 2015 as a result of the recent events concerning Silimed. These factors include those discussed in this “Risk Factors” section of this Form 10-K and others such as:

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

We and certain of our executive officers and directors have been named as defendants in recently initiated securities class action lawsuit that could result in substantial costs and divert management’s attention.

On September 25, 2015, a lawsuit styled as a class action of our stockholders was filed in the United States District Court for the Central District of California. The lawsuit names us and certain of our officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning our business, operations, and prospects.  On October 28, November 5, and November 19, 2015, three lawsuits styled as class actions of our stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name us, certain of our officers and directors, and the underwriters associated with our follow-on public offering that closed on September 23, 2015 as defendants and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in our offering documents associated with the follow-on offering concerning our business, operations, and prospects. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if these claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

As of March 7, 2016, our executive officers, directors and principal stockholders beneficially owned approximately 50.7% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Overall, our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, was approximately $3.2 million for the year ended December 31, 2015.  However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of March 7, 2016, we had approximately 18,066,345 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Each of our directors and officers and substantially all of our stockholders, optionholders and warrantholders entered into lock-up agreements with the underwriters in connection with our initial public offering and our follow-on public offering. The lock-up agreements for the IPO expired on April 27, 2015, and the lock-up agreements for the follow-on public offering expired on December 23, 2015.  Based on shares outstanding as of March 7, 2016, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 4,947,083 shares of common stock became eligible for sale in the public market, approximately 17,306 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 6,287,277 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of March 7, 2016, options to purchase an aggregate of 2,217,238 shares of our common stock were outstanding under our 2007 Plan and our 2014 Plan, which have been registered on a Registration Statement on Form S-8, and an additional, 672,612 shares of common stock are reserved for issuance under our 2014 Plan are registered on the Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance and once vested.

In addition, on March 7, 2016, we adopted an Inducement Plan pursuant to which our board of directors may grant stock options or restricted stock units which may be exercised or settled, as applicable, for up to an aggregate of 180,000 shares of our common stock, to new employees as inducement material to such new employees entering into employment with us.  We intend to register the 180,000 shares of common stock reserved pursuant to our Inducement Plan on a Registration Statement on Form S-8 after which shares issued pursuant to options or restricted stock awards granted under the Inducement Plan may be freely sold in the public market once vested.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

As of December 31, 2015, the number of shares of common stock reserved for issuance under our 2014 plan was 1,325,759. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2015, or 719,736 shares.

Our board of directors adopted our ESPP in July 2014 and our stockholders approved the ESPP in October 2014. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The ESPP became effective upon the completion of the IPO. As of December 31, 2015, the number of shares of common stock reserved for issuance under our ESPP was 404,629. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2015, or 179,934 shares.

Pursuant to our Inducement Plan, our board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, for up to an aggregate of 180,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors.

Our management team may invest or spend the proceeds from our IPO and our follow-on public offering in ways with which you may not agree or in ways which may not yield a return.

Our management has considerable discretion in the application of the net proceeds from our public offerings, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our public offerings, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. We expect that we will use the net proceeds from our public offerings for the following purposes: (i) we may acquire or invest in complementary products, technologies, businesses or international expansion opportunities; however, we currently have no agreements or commitments to complete any such transaction, and (ii) for working capital and other general corporate purposes. We also used a portion of the net proceeds from our public offerings to repay our long-term debt. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our public offerings in high-quality, short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our public offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters located in Santa Barbara, California is approximately 20,000 square feet. The term of the lease for our headquarters expires in February 2020. We also lease warehouse spaces located in Santa Barbara, California, which is approximately 10,000 square feet. The lease term expires in January 2019. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Item 3.  Legal Proceedings

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of our officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning our business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint.

On October 28, November 5, and November 19, 2015, three lawsuits styled as class actions of the Company’s stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name the Company, certain of our officers and directors, and the underwriters associated with our follow-on public offering that closed on September 23, 2015 as defendants. The lawsuits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in our offering documents associated with the follow-on offering concerning our business, operations, and prospects. The plaintiffs seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On December 4, 2015, defendants removed all three lawsuits to the United States District Court for the Northern District of California. On December 15 and December 16, 2015, plaintiffs filed motions to remand the lawsuits back to San Mateo Superior Court, or the Motions to Remand.  On January 19, 2016, defendants filed their opposition to the Motions to Remand, and plaintiffs filed their reply in support of the Motions to Remand on January 26, 2016.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or our officers and directors as defendants. We believe we have meritorious defenses and intend to defend these lawsuits vigorously.  Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “SIEN” since our initial public offering on October 29, 2014. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Year ended December 31, 2015
First Quarter	$20.93	$14.02
Second Quarter	26.67	15.93
Third Quarter	25.94	9.38
Fourth Quarter	10.61	2.78
Year ended December 31, 2014
Fourth Quarter (beginning October 29, 2014)	$19.99	$12.53

On March 7, 2016, the last reported sale price for our common stock on the NASDAQ Global Select Market was $8.07 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 29, 2014 (the date of our initial public offering) and December 31, 2015, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 29, 2014 in our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 29, 2014 of $16.75 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.

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

December 2015

This performance graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Sientra, Inc. under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Holders of Record

As of March 7, 2016, there were approximately 118 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10‑K.

Use of Proceeds from Public Offering of Common Stock

On November 3, 2014, we closed the sale of 5,750,000 shares of common stock to the public (inclusive of 750,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters) at a price of $15.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S‑1 (File No. 333‑198837), which was filed with the SEC, on September 19, 2014 and amended subsequently and declared effective on October 28, 2014. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as managing underwriters of the offering. We raised approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million and other offering expenses of approximately $3.2 million. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

On September 23, 2015, we closed the sale of 3,000,000 shares of common stock in a follow-on public offering at a price of $22.00 per share. The offer and sale of the shares in the follow-on offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-206755), which was filed with the SEC and declared effective on September 17, 2015. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and Leerink Partners, LLC and William Blair & Company, LLC. acted as co-managers. We raised approximately $61.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and other offering expenses of approximately $0.6 million. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2015.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K.

We derived the financial data for the years ended December 31, 2015,  2014 and 2013 and as of December 31, 2015 and 2014 from our financial statements, which are included elsewhere in this Annual Report on Form 10‑K. The financial data for the year ended December 31, 2012 and as of December 31, 2013 are derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share data)
Statement of operations data
Net sales	$38,106	$44,733	$35,171	$10,447
Gross profit	27,452	33,233	26,579	8,095
Net loss	(41,230)	(5,811)	(19,125)	(23,433)
Net loss per share
Basic and diluted	$(2.61)	$(2.28)	$(82.25)	$(85.01)
Weighted average shares
Basic and diluted	15,770,972	2,545,371	232,512	275,642

	As of December 31,
	2015	2014	2013
	(in thousands)
Balance sheet data
Working capital	$118,609	$103,151	$24,509
Total assets	140,805	139,078	53,166
Long-term debt, excluding current position	—	21,671	15,092
Stockholders' equity (deficit)	118,871	95,639	(126,673)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. This discussion contains forward‑looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward‑looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward‑Looking Statements” in this Annual Report.

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choice to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board-certified and board-admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence.

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in over 195 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective procedures which are generally performed on a cash‑pay basis. Many of our breast implants incorporate one or more differentiated technologies, including a proprietary high‑strength, cohesive silicone gel and proprietary texturing branded TRUE Texture®.  Our breast implants offer a desired balance between strength, shape retention and softness due to the high-strength, cohesive silicone gel used in our manufacturing process. TRUE Texture® provides texturing on the implant shell that is designed to reduce the incidence of malposition, rotation and capsular contracture.    We also offer breast tissue expanders and a range of other aesthetic and specialty products. We do not have any patents or patent applications, but rely on trade secrets, proprietary know‑how and regulatory barriers to protect our products and technologies.

Our breast implants were approved by the U.S. Food and Drug Administration, or FDA, in 2012, based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured).  Our clinical trial is the largest prospective, long-term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the Study are subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over an eight-year follow-up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We sell our Breast Products exclusively to board-certified and board-admissible plastic surgeons, who we refer to as Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten-year limited warranty that is the best-in-the-industry based on providing patients with the largest cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event; a lifetime no-charge implant replacement program for covered ruptures; and our industry-first CapCon Care Program, or C3 Program, through which we offer no-charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

We sell our products in the United States through a direct sales organization consisting of 51 employees, including 43 sales representatives and 8 sales managers, as of December 31, 2015.

Silimed Related Developments

On September 23, 2015, MHRA, an executive agency of the U.K., issued a press release announcing the suspension of sales and implanting in U.K. of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under EU regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, relating to particles on Silimed breast products.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related to GMP of Silimed’s manufacturing facility, and as a precautionary measure, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on their contact to date with foreign regulatory authorities, there have been no reports of adverse events related to this issue.

On October 9, 2015, we voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. The Company had ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed products, and conducted its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment. The FDA also reiterated that no reports of adverse events and no risks to patient health had been identified in connection with this issue.

On October 22, 2015, there was a fire at one of Silimed’s two manufacturing buildings in Rio de Janeiro, Brazil. The fire occurred in the building where Sientra’s breast implants are primarily manufactured, or building F2. Silimed has indicated to the Company that a smaller production facility in Silimed’s second building, or building F1, which was not impacted by the fire, has the potential to be modified for breast implant manufacturing. In order to commence the manufacturing of breast implants, certain areas in building F1 would need to be reconfigured and receive certification and approval by appropriate regulatory bodies. The Company is working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations, including the status of equipment that is used to manufacture breast implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture our breast implants.

Recent Developments

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced their authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence to prove that the presence of surface particles on the silicone implants represented risks which are additional to the ones inherent in the product.  However, Silimed continues to be suspended from manufacturing and commercializing new batches of implants until an inspection is performed to reassess the fulfillment of its GMP compliance.

On March 1, 2016, after the completion of extensive independent, third-party testing and analyses of our Breast Products in the U.S., we lifted the temporary hold on the sale of our devices manufactured by Silimed.  We also sent a letter to our Plastic Surgeons informing them of the Company’s market re-entry plans. The conclusive results of our testing indicate no anticipated significant safety concerns with the use of our products, including our breast implants, consistent with their approval status since 2012.

Components of Operating Results

Net Sales

We commenced sales of our breast implants in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales. Sales of our Breast Products accounted for 98%,  97% and 97% of our net sales for the years ended December 31, 2015,  2014 and 2013, respectively.

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased products.  There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales, including the suspension of the sale and manufacturing of Silimed’s products by certain foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the resolution of the regulatory inquiries, the delay of sales pending such resolution, and our uncertainty of our customers responsiveness to our market re-entry. Additionally, the recent fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an additional unfavorable impact on our net sales.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturer, reserve for product warranties and warehouse and other related costs.

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

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of quantity of units sold, manufacturing price increases, the changing mix of products sold with different gross margins, overhead costs and targeted pricing programs.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program and no-charge product evaluation units, as well as educational, promotional and marketing activities, including direct and online marketing. We expect our sales and marketing expenses to fluctuate in future periods as a result of headcount and timing of our marketing programs.  However, we generally expect these costs will increase in absolute dollars.

Research and Development Expenses

Our research and development, or R&D, expenses primarily consist of clinical expenses, product development costs, regulatory expenses, consulting services, outside research activities, quality control and other costs associated with the development of our products and compliance with Good Clinical Practices, or cGCP, requirements. R&D expenses also include related personnel and consultant compensation and stock‑based compensation expense. We expense R&D costs as they are incurred.

We expect our R&D expenses to vary as different development projects are initiated, including improvements to our existing products, expansions of our existing product lines, new product acquisitions and our FDA‑required PMA post‑approval studies of our breast implants. However, we generally expect these costs will increase in absolute terms over time as we continue to expand our product portfolio and add related personnel.

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits and stock‑based compensation for our executive, financial, legal, business development and administrative functions. Other G&A expenses include outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, employee benefits, facilities and information technologies expenses. Beginning in 2013, G&A expenses also include the federal excise tax on the sale of medical devices in the United States.

In addition, for the years ended December 31, 2015, 2014 and 2013, we incurred $0.0 million, $0.0 million and $1.2 million, respectively, of G&A expenses related to the Grader Street arbitration.

We expect future G&A expenses to increase as we build our finance, legal, information technology, human resources and other general administration resources to continue to advance the commercialization of our products. In addition, we expect to incur increased G&A expenses in connection with becoming a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act, and legal counsel and litigation expenses in connection with the recently filed lawsuits styled as class actions of the Company’s stockholders.

Other (Expense) Income, net

Other (expense) income, net primarily consists of interest expense and amortization of debt discount associated with our term loans and insurance recoveries.

In 2012, the Company filed a claim with the Hartford Insurance Company, or Hartford for reimbursement of legal costs incurred in connection with litigation with a competitor that was resolved in 2013. The Company held a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May 2014. The Company received settlement payments from Hartford and recovery of costs associated with the litigation of $0.0 million, $2.4 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Revenue Recognition

We sell our products directly to customers in markets where we have regulatory approval. We offer a six‑month return policy; and we recognize revenue, net of sales discounts and returns, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 requires that six basic criteria must be met before revenue can be recognized when a right of return exists:

•	the seller’s price to the buyer is substantially fixed or determinable at the date of sale;
•	the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;
•	the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;
•	the buyer acquiring the product for resale has economic substance apart from that provided by the seller;
•	the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and
•	the amount of future returns can be reasonably estimated.

Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from customers within six months after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $0.7 million and $10.0 million as of December 31, 2015 and 2014, respectively, recorded net against accounts receivable in the balance sheet.

A portion of the Company’s revenue is generated from consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify the Company upon use. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and the Company periodically reviews consignment inventories to confirm accuracy of customer reporting. FDA regulations require tracking the sales of all breast implants.

Warranty Reserve

We offer a limited warranty and a lifetime product replacement program for our silicone gel breast implants. Under the limited warranty program, we will reimburse patients for certain out‑of‑pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the lifetime product replacement program, we provide no‑charge replacement breast implants under a covered event. The programs are available to all patients implanted with our silicone breast implants after April 1, 2012 and are subject to the terms, conditions, claim procedures, limitations and exclusions. Timely completion of a device tracking and warranty enrollment form by the patient’s Plastic Surgeon is required to activate the programs and for the patient to be able to receive benefits under either program.

We recorded expense for the accrual of warranties in the amounts of $0.4 million, $0.5 million and $0.4 million, for the years ended December 31, 2015, 2014 and 2013,  respectively. As of December 31, 2015 and 2014, we held total warranty liabilities of $1.3 million and $1.0 million, respectively.

Stock‑Based Compensation

Stock‑based compensation cost is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the fair value of our stock‑based awards to employees and directors using the Black‑Scholes option pricing model. The grant date fair value of a stock‑based award is recognized as an expense over the requisite service period of the award on a straight‑line basis.

The Black‑Scholes model requires the input of subjective assumptions, including the risk‑free interest rate, expected dividend yield, expected volatility and expected term, among other inputs. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock‑based compensation expense could be materially different in the future.

We recorded total non‑cash stock‑based compensation expense of $2.4 million, $0.6 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 we had total unrecognized compensation costs of $4.7 million related to our stock options and employee stock purchase plan. These costs are expected to be recognized over a weighted average period of 2.95 years.

Warrant Liabilities

We have issued warrants to Oxford to purchase shares of common stock in connection with our term loan agreement. The warrants are recorded at fair value using either the Black‑Scholes option pricing model, other binomial valuation model or lattice model, depending on the characteristics of the warrants at the time of the valuation. The fair value of these warrants is re‑measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations. We will continue to re‑measure the warrants to fair value until exercise or expiration of the related warrant.

As of December 31, 2015 and 2014, the fair value of our warrant liability was $0.0 million and $0.4 million, respectively. We recognized a decrease of other (income) expense of $0.4 million for the change in fair value of warrants during the year ended December 31, 2015, and an increase of $0.2 million and $0.0 million for the years ended December 31, 2014 and 2013, respectively.

Goodwill

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

On September 24, 2015, we experienced a significant decline in our common stock price, which was sustained through September 30, 2015. The significant decline in our common stock price for a sustained period, along with the impact from regulatory inquiries related to medical devices manufactured by Silimed, our contract manufacturer, were identified as potential indicators of impairment of goodwill and other intangibles. As a result, we were required to assess whether or not an impairment of our goodwill had occurred as of September 30, 2015. We assessed the impact of the recent downward volatility in our common stock price and concluded that the sustained decline constituted a triggering event requiring an interim goodwill impairment test. We conducted the first step of the goodwill impairment test described above for our single reporting unit as of September 30, 2015. The fair value of the reporting unit exceeded its carrying value as of September 30, 2015 by 24.7%, and therefore goodwill was determined to not be impaired as of September 30, 2015.

However, as a result of the events described in  “Silimed Related Developments”, adverse changes in operating results, an extended period of our common stock trading significantly below book value per share, and unfavorable changes in circumstances related to Silimed, we identified additional impairment indicators during the quarter ended December 31, 2015.

For the quarter ended December 31, 2015, we performed a step one analysis for possible goodwill impairment.  Determining the fair value of the Company as a single reporting unit as part of the step one analysis involves significant judgment.  For step one, we used a market approach to determine fair value and concluded that the carrying value of the reporting unit exceeded the estimated fair value, and thus performed the step two analysis.  For step two, we compared the implied fair value of the Company’s goodwill with the carrying value of goodwill.

The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination.  Significant judgments and estimates are involved in the determination of the fair value of the assets and liabilities of the reporting unit, and therefore directly impact the implied fair value of goodwill, as part of the step two analysis.  The most significant estimates involved relate to the fair value of intangible assets. We estimated the value of the intangible assets using a discounted cash flow approach considering market comparable transactions. These estimates are highly subjective and involve many judgments.

For the quarter ended December 31, 2015, we recorded a goodwill impairment charge of $14.3 million.  For additional information on the goodwill impairment see Note 5 to the “Notes to Financial Statements” included herein.

Recent Accounting Pronouncements

In May 2014, the FASB issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific U.S. GAAP with a five step analysis of transactions to determine when and how revenue is recognized.  The accounting standard update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,  to defer the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

In November 2015, the FASB issued accounting standard update 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. The standard simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. This accounting standard update will be effective for the Company beginning in fiscal year 2017. The Company anticipates there will be no material impact to its financial statement upon adoption of this guidance.

In February 2016, the FASB issued accounting standard update 2016-02, Leases (Topic 842) which supersedes FASB Accounting Standard Codification Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This accounting standard update will be effective for the Company beginning in fiscal year 2019. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Statement of operations data
Net sales	$38,106	$44,733
Cost of goods sold	10,654	11,500
Gross profit	27,452	33,233
Operating Expenses
Sales and marketing	25,762	23,599
Research and development	7,199	4,707
General and administrative	18,738	10,712
Goodwill impairment	14,278	—
Total operating expenses	65,977	39,018
Loss from operations	(38,525)	(5,785)
Other (expense) income, net
Interest income	32	—
Interest expense	(3,097)	(2,172)
Other income (expense), net	360	2,146
Total other (expense) income, net	(2,705)	(26)
Net loss	$(41,230)	$(5,811)

Net Sales

Net sales decreased $6.6 million, or 14.8%, to $38.1 million for the year ended December 31, 2015, as compared to $44.7 million for the year ended December 31, 2014. This decrease was primarily driven by our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed on October 9, 2015.

There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales, including the suspension of the sale and manufacturing of Silimed’s products by certain foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the resolution of the regulatory inquiries and the delay of sales pending such resolution. Additionally, the recent fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an additional unfavorable impact on our net sales.

As of December 31, 2015, our sales organization included 51 employees, as compared to 46 employees as of December 31, 2014.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $0.8 million, or 7.4%, to $10.7 million for the year ended December 31, 2015, as compared to $11.5 million for the year ended December 31, 2014. This decrease was primarily due to a decrease in sales volume driven by our voluntary hold on sales.

The gross margins for the years ended December 31, 2015 and 2014 were 72.0% and 74.3%, respectively. The decrease in gross margin was primarily due to an incremental $0.3 million reserve for inventory obsolescence recorded in the third quarter for product that we estimate to expire prior to being sold, greater fixed overhead as a percentage of net sales, and manufacturing cost increases.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.2 million, or 9.2%, to $25.8 million for the year ended December 31, 2015, as compared to $23.6 million for the year ended December 31, 2014. This was primarily due to a $3.2 million increase in employee related expenses for the sales department offset by a $0.9 million decrease in marketing costs.

Research and Development Expenses

R&D expenses increased $2.5 million, or 52.9%, to $7.2 million for the year ended December 31, 2015, as compared to $4.7 million for the year ended December 31, 2014. This was primarily due to an increase in product development costs.

General and Administrative Expenses

G&A expenses increased $8.0 million, or 74.9%, to $18.7 million for the year ended December 31, 2015, as compared to $10.7 million for the year ended December 31, 2014. This increase was primarily due to an increase in expenses that relate to operating as a public company, termination benefits for certain former executives, and outside legal counsel costs.

Goodwill Impairment

Goodwill impairment charges for the year ended December 31, 2015 was $14.3 million. For additional information on these goodwill impairments, see “Critical Accounting Policies and Significant Judgments and Estimates —Goodwill Impairment” and Note 5 to our Financial Statements included herein.

Other (Expense) Income, net

Total other (expense) income, net for the year ended December 31, 2015 was primarily associated with interest expense on our term loans of $3.1 million, offset by income recognized for the change in fair value of warrants of $0.4 million. Total other (expense) income, net for the year ended December 31, 2014 was primarily associated with interest expense on our term loans of $2.2 million, offset by income from settlement payments from Hartford and recovery of costs associated with the litigation of $2.4 million.

Comparison of the Years Ended December 31, 2014 and 2013

The following table sets forth our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31,
	2014	2013
	(in thousands)
Statement of operations data
Net sales	$44,733	$35,171
Cost of goods sold	11,500	8,592
Gross profit	33,233	26,579
Operating Expenses
Sales and marketing	23,599	22,229
Research and development	4,707	4,479
General and administrative	10,712	18,078
Total operating expenses	39,018	44,786
Loss from operations	(5,785)	(18,207)
Other (expense) income, net:
Interest expense	(2,172)	(872)
Other income (expense), net	2,146	(46)
Total other (expense) income, net	(26)	(918)
Net loss	$(5,811)	$(19,125)

Net Sales

Net sales increased $9.6 million, or 27.2%, to $44.7 million for the year ended December 31, 2014, as compared to $35.2 million for the year ended December 31, 2013. This increase was primarily driven by sales of our Breast Products in the United States resulting from increased sales and marketing activities and boarder adoption of Sientra’s product offerings by board‑certified Plastic Surgeons. As of December 31, 2014, our sales organization included 46 employees, as compared to 39 employees as of December 31, 2013.

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

Research and Development Expenses

R&D expenses increased $0.2 million, or 5.1%, to $4.7 million for the year ended December 31, 2014, as compared to $4.5 million for the year ended December 31, 2013. This was primarily due to an increase in employee related expenses and costs associated with our PMA post‑approval requirements.

General and Administrative Expenses

G&A expenses decreased $7.4 million, or 40.7%, to $10.7 million for the year ended December 31, 2014, as compared to $18.1 million for the year ended December 31, 2013. This decrease was primarily due to the $10.1 million decrease in litigation expenses related to the Mentor litigation, partially offset by an increase in expenses related to accounting related costs and federal excise tax.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to grow as we expand our operations. We will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in our initial public offering and recent follow-on offering. To date, we have received gross proceeds from the sales of preferred stock totaling $151.0 million. We issued and sold preferred stock for aggregate gross proceeds of $65.0 million in March 2012, which was our most recent issuance and sale of preferred stock. As of December 31, 2015, we had no long-term debt.

On November 3, 2014, we completed our IPO of common stock in which we sold 5,000,000 shares at a price of $15.00 per share. Additionally, the underwriters exercised their option to purchase an additional 750,000 shares at $15.00 per share. As a result of our IPO, we raised a total of approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million and offering expenses of approximately $3.2 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs in other current assets prior to the completion of our IPO. Upon completion of the IPO, the issuance costs were reclassified to additional‑paid‑in capital to offset the IPO proceeds. Upon completion of our IPO, all outstanding shares of our convertible preferred stock were converted into 8,942,925 shares of common stock.

On September 23, 2015, we completed our follow-on public offering of common stock in which we sold 3,000,000 shares at a price of $22.00 per share. As a result of our follow-on offering, we raised a total of approximately $61.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and offering expenses of approximately $0.6 million.

As of December 31, 2015, we had $112.8 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries and our own review and testing, as well as expenses we may incur in connection with reestablishing our inventory supply as a result of the fire in Silimed’s manufacturing facility and expenses we may incur defending against litigation claims, may have a material effect on our future cash outflows and Sientra’s liquidity. Additionally, on October 28, 2015, following our repayment of all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, the Company has no outstanding debt obligations. As a result of the recent events and the resulting potential demands on Sientra’s liquidity, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or other sources.

Cash Flows

The following table shows a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,184)	$450
Investing activities	(1,128)	(439)
Financing activities	35,384	86,996
Net change in cash and cash equivalents	$16,072	$87,007

Cash (used in) provided by operating activities

Net cash used in operating activities was $18.2 million during the year ended December 31, 2015 as compared to net cash provided by operating activities of $0.5 million during the year ended December 31, 2014. The $18.6 million increase in cash used in operating activities between the years ended December 31, 2015 and 2014 was primarily associated with the increase in net loss of $35.4 million, which was affected by our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed since October 9, 2015, offset by a decrease in cash outflows from operating assets and liabilities resulting from a decrease in inventory purchases and timing of accounts payable payments.

Cash used in investing activities

Net cash used in investing activities was $1.1 million during the year ended December 31, 2015 as compared to $0.4 million during the year ended December 31, 2014. The increase in cash used in investing activities of $0.7 million between the years ended December 31, 2015 and 2014 was primarily due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $35.4 million during the year ended December 31, 2015 as compared to $87.0 million during the year ended December 31, 2014. The decrease in cash provided by financing activities of $51.6 million between the years ended December 31, 2015 and 2014 was primarily the result of the decrease in cash proceeds from the issuance of our common stock, net of the underwriters discount in the IPO of $80.2 million during the year ended December 31, 2014, in comparison to the cash proceeds from the issuance of our common stock, net of the underwriters discount in the follow-on offering of $62.0 million during the year ended December 31, 2015, and further offset by the repayment of long-term debt of $26.6 million during the year ended December 31, 2015.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•

our continued ability to rely on Silimed to manufacture and supply our silicone gel breast implants, tissue expanders and other products or the timing and availability of alternative manufacturing sources;

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

Our primary short‑term capital needs, which are subject to change, include expenditures related to:

•	cost of ongoing compliance with recent regulatory inquiries involving Silimed;

•	costs associated with our own review and testing at Silimed’s manufacturing facilities and of our own inventory;

•expenses we incur in connection with defending against the lawsuits filed against us alleging violations of the Exchange Act and the Securities Act in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects;

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

In connection with the Amended Term Loan Agreement, we issued to Oxford (i) seven‑year warrants in January 2013 to purchase shares of our common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven‑year warrants in June 2014 to purchase shares of our common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671.

On October 27, 2015, Oxford issued a notice to the Company indicating that, in connection with the recent events involving Silimed and the Company, certain events of default have occurred and continue to exist under the Amended Term Loan Agreement. On October 28, 2015, we repaid all principal, interest, other amounts and obligations owed to Oxford under the term loans for a total of $24.5 million, following which the Company has no outstanding debt obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period
					More than
	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	$2,039	$503	$1,028	$508	$—
Total contractual obligations	$2,039	$503	$1,028	$508	$—

Off‑Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking accounts.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F‑1. An index of those financial statements is included in Part IV, Item 15 below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PricewaterhouseCoopers LLP, or PwC, was previously our independent auditors since 2007. On December 13, 2013, we dismissed PwC and KPMG LLP was engaged as our independent auditors. The decision to change our independent auditors was approved by our board of directors.

During the years ended December 31, 2011 and 2012 and the subsequent interim period through December 13, 2013, there were no (i) disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to PwC’s satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S‑K, except as described below. PwC did not issue any audit reports for the years ended December 31, 2012 and 2013.

During October 2013, PwC notified us that it was in disagreement with our revenue recognition policies relating to the timing of revenue recognition given our terms and conditions and practices regarding returns. The subject matter of this disagreement was not discussed between our board of directors and PwC prior to PwC’s dismissal. We authorized PwC to respond fully to the inquiries of KPMG LLP concerning the subject matter of this disagreement. We requested PwC to provide us with a letter addressed to the SEC stating whether or not PwC agrees with the above disclosures. A copy of PwC’s letter, dated September 1, 2015, is attached as Exhibit 16.1 to the registration statement on Form S‑1 filed with the SEC on September 3, 2015.

KPMG LLP audited our financial statements for the years ended December 31, 2012 and 2013 and the audit reports of KPMG LLP for such years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2012 and through the subsequent interim period prior to KPMG LLP becoming the Company’s independent auditors, the Company did not consult with KPMG LLP on either (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that may be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S‑K, or a reportable event. We are unable to quantify the impact of the matters subject to the disagreement and cannot state what the effect on our financial statements would have been as an evaluation of such matters was not completed prior to the dismissal of our former independent auditors.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act means control and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or the 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 7, 2016, our board of directors adopted the Sientra, Inc. Inducement Plan, or the Inducement Plan, pursuant to which we reserved 180,000 shares of our common stock for issuance under the Inducement Plan. The Inducement Plan provides for the grant of stock options and restricted stock unit awards. The only persons eligible to receive grants of stock awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1. A person who previously served as an employee or director of the Company will not be eligible to receive stock awards under the Inducement Plan, other than following a bona fide period of non-employment. Our board of directors or a duly authorized committee has the authority to administer the Inducement Plan, provided however, that the grant of stock awards under the Inducement Plan must be granted either by our independent compensation committee or a majority of our independent directors within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. The foregoing description of the terms of the Inducement Plan is qualified in its entirety by reference to the Inducement Plan and forms of award agreements thereunder, which is filed with this Annual Report on Form 10-K as exhibit 10.20 and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15.  Exhibits, Financial Statements and Schedule

(a)(1)Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3)Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10‑K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10‑K.

Sientra, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sientra, Inc.:

We have audited the accompanying balance sheets of Sientra, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the financial statements, we also have audited the related financial statement schedule II – valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Sientra, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Woodland Hills, California March 10, 2016

Sientra, Inc.

Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$112,801	$96,729
Accounts receivable, net of allowances of $1,116 and $10,330 at December 31, 2015 and 2014, respectively	4,249	5,198
Inventories, net	20,602	20,174
Prepaid expenses and other current assets	1,473	1,782
Total current assets	139,125	123,883
Property and equipment, net	1,404	555
Goodwill	—	14,278
Other intangible assets, net	53	114
Other assets	223	248
Total assets	$140,805	$139,078
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$3,757
Accounts payable	4,069	2,589
Accrued and other current liabilities	6,959	5,772
Customer deposits	9,488	8,614
Total current liabilities	20,516	20,732
Long-term debt, net of current portion	—	21,671
Warranty reserve and other long-term liabilities	1,418	1,036
Total liabilities	21,934	43,439
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 18,066,143 and 14,985,704 and outstanding 17,993,416 and 14,912,977 shares at December 31, 2015 and 2014, respectively	180	150
Additional paid-in capital	294,227	229,795
Treasury stock, at cost (72,727 shares at December 31, 2015 and 2014)	(260)	(260)
Accumulated deficit	(175,276)	(134,046)
Total stockholders’ equity	118,871	95,639
Total liabilities and stockholders’ equity	$140,805	$139,078

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$38,106	$44,733	$35,171
Cost of goods sold	10,654	11,500	8,592
Gross profit	27,452	33,233	26,579
Operating expenses:
Sales and marketing	25,762	23,599	22,229
Research and development	7,199	4,707	4,479
General and administrative	18,738	10,712	18,078
Goodwill impairment	14,278	—	—
Total operating expenses	65,977	39,018	44,786
Loss from operations	(38,525)	(5,785)	(18,207)
Other (expense) income, net:
Interest income	32	—	—
Interest expense	(3,097)	(2,172)	(872)
Other income (expense), net	360	2,146	(46)
Total other (expense) income, net	(2,705)	(26)	(918)
Loss before income taxes	(41,230)	(5,811)	(19,125)
Income taxes	—	—	—
Net loss	$(41,230)	$(5,811)	$(19,125)
Basic and diluted net loss per share attributable to common stockholders	$(2.61)	$(2.28)	$(82.25)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	15,770,972	2,545,371	232,512

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share data)

	Convertible preferred						Additional		Total
	stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at December 31, 2012	24,593,087	$150,456	276,854	$3	—	$—	$1,467	$(109,110)	$(107,640)
Stock option exercises	—	—	3,025	—	—	—	10	—	10
Repurchased common shares	—	—	—	—	72,727	(260)	—	—	(260)
Employee stock-based compensation expense	—	—	—	—	—	—	342	—	342
Net loss	—	—	—	—	—	—	—	(19,125)	(19,125)
Balances at December 31, 2013	24,593,087	$150,456	279,879	$3	72,727	$(260)	1,819	$(128,235)	$(126,673)
Conversion of convertible preferred stock to common stock	(24,593,087)	(150,456)	8,942,925	89	—	—	150,367	—	150,456
Proceeds from IPO, net of costs	—	—	5,750,000	58	—	—	76,977	—	77,035
Stock option exercises	—	—	12,900	—	—	—	38	—	38
Employee stock-based compensation expense	—	—	—	—	—	—	594	—	594
Net loss	—	—	—	—	—	—	—	(5,811)	(5,811)
Balances at December 31, 2014	—	$—	14,985,704	$150	72,727	$(260)	229,795	$(134,046)	$95,639
Proceeds from follow-on offering, net of costs	—	—	3,000,000	30	—	—	61,367	—	61,397
Employee stock-based compensation expense	—	—	—	—	—	—	2,382	—	2,382
Stock option exercises	—	—	36,189	—	—	—	119	—	119
Employee stock purchase program (ESPP)	—	—	44,250	—	—	—	564	—	564
Net loss	—	—	—	—	—	—	—	(41,230)	(41,230)
Balances at December 31, 2015	—	$—	18,066,143	$180	72,727	$(260)	$294,227	$(175,276)	$118,871

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(41,230)	$(5,811)	$(19,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	14,278	—	—
Depreciation and amortization	318	275	280
Provision for doubtful accounts	233	39	107
Provision for warranties	385	447	392
Provision for inventory	469	—	—
Change in fair value of warrants	(360)	220	46
Non-cash interest expense	1,386	490	179
Stock-based compensation expense	2,382	594	342
Changes in assets and liabilities:
Accounts receivable	715	875	(2,868)
Prepaid expenses, other current assets and other assets	147	(864)	195
Inventories	(898)	1,359	(10,852)
Accounts payable	1,546	(2,266)	1,904
Accrued and other liabilities	1,571	1,385	(70)
Customer deposits	874	3,707	3,593
Net cash (used in) provided by operating activities	(18,184)	450	(25,877)
Cash flows from investing activities:
Purchase of property and equipment	(1,128)	(439)	(71)
Contingent payment related to Silimed acquisition	—	—	(18,000)
Net cash used in investing activities	(1,128)	(439)	(18,071)
Cash flows from financing activities:
Proceeds from exercise of stock options	119	38	10
Repurchase of common stock	—	—	(260)
Proceeds from issuance of common stock, net of underwriters discount	62,040	80,213	—
Proceeds from issuance of common stock under employee stock purchase plan	564	—	—
Deferred equity issuance costs, IPO	(71)	(3,107)	—
Deferred equity issuance costs, follow-on offering	(643)	—	—
Proceeds from issuance of long-term debt	—	10,000	15,000
Repayment of long-term debt	(26,625)	—	—
Deferred financing costs	—	(148)	(288)
Net cash provided by financing activities	35,384	86,996	14,462
Net increase (decrease) in cash and cash equivalents	16,072	87,007	(29,486)
Cash and cash equivalents at:
Beginning of period	96,729	9,722	39,208
End of period	$112,801	$96,729	$9,722

Supplemental disclosure of cash flow information:
Interest paid	$1,884	$1,577	$641
Supplemental disclosure of non-cash investing and financing activities:
Accrued equity issuance costs	—	71	—
Property and equipment in accounts payable	22	44	—

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

On October 10, 2014, the board of directors and stockholders approved an amendment to the Company’s fourth amended and restated certificate of incorporation, which was filed on October 17, 2014, which effected a 2.75-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock, stock options and warrants and the related per share amounts contained in the Company’s financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. Also, as a result of the reverse stock split of the common stock, the conversion ratios for all of the Company’s convertible preferred stock have been adjusted such that the preferred stock are now convertible into shares of common stock at a conversion rate of 2.75-to-1 instead of 1-to-1. The number of issued and outstanding shares of preferred stock and their related per share amounts have not been affected by the reverse stock split and therefore have not been adjusted in the Company’s financial statements. However, to the extent that the convertible preferred stock are presented on an as converted to common stock basis, such share and per share amounts contained in the Company’s financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

(d)	Follow-on Offering

On September 23, 2015, the Company closed a follow-on public offering, whereby it sold 3,000,000 shares of its common stock, at a price to the public of $22.00 per share. The Company received net proceeds from the follow-on offering of approximately $61,397, after deducting underwriting discounts and commissions of $3,960 and offering expenses of approximately $643.

(e)	Regulatory Inquiries Regarding Products Manufactured by Silimed

There have been recent regulatory inquiries related to medical devices manufactured by Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s contract manufacturer.

On September 23, 2015, the Medicines and Healthcare Products Regulatory Agency, or MHRA, an executive agency of the United Kingdom, or U.K., issued a press release announcing the suspension of sales and implanting in the U.K. of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under European Union, or EU, regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, relating to particles on Silimed breast products. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related to GMP of Silimed’s manufacturing facility, and as a precautionary measure, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on their contact to date with foreign regulatory authorities, there have been no reports of adverse events related to the use of Silimed products.

On October 9, 2015, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company had ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed products, and conducted its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment.  The FDA also reiterated that no reports of adverse events and no risks to patient health had been identified in connection with this issue.

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced their authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence to prove that the presence of surface particles on the silicone implants represented risks which are additional to the ones inherent in the product.  However, Silimed continues to be suspended from manufacturing and commercializing new batches of implants until an inspection is performed to reassess the fulfillment of its GMP compliance.

On March 1, 2016, after the completion of extensive independent, third-party testing and analyses of its devices manufactured by Silimed, the Company lifted the temporary hold on the sale of such devices.  The Company also sent a letter to Plastic Surgeons informing them of the Company’s market re-entry plans. The conclusive results of the Company’s testing indicate no anticipated significant safety concerns with the use of its products, including its breast implants, consistent with their approval status since 2012.

(2) Summary of Significant Accounting Policies

(a)Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and use of estimates include the allowance for doubtful accounts, sales return reserves, provision for warranties, valuation of inventories, recoverability of long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and finite lived intangible assets, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with stock-based compensation and other equity instruments.

(b)Liquidity

Since inception, the Company has incurred net losses. During the years ended December 31, 2015, 2014, and 2013 the Company incurred net losses of $41,230,  $5,811, and $19,125, respectively. The Company used $18,184 of cash in operations for the year ended December 31, 2015, provided $450 cash from operations during the year ended December 31, 2014 and used $25,877 of cash in operations during the year ended December 31, 2013. At December 31, 2015 and 2014 the Company had an accumulated deficit of $175,276 and $134,046, respectively. At December 31, 2015, the Company had cash and cash equivalents of $112,801.  The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Silimed is the Company’s sole source manufacturer of silicone gel breast implants, tissue expanders and other products. The continuation of the Company as a going concern is dependent upon many factors including the satisfactory resolution of the regulatory inquiries of Silimed’s medical devices, Silimed’s ability to resume the manufacturing of the Company’s medical devices, the availability of alternative manufacturing sources, and the resumption of the sale of the Company’s products. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, amongst other things, generating sufficient revenues. The Company believes that it has the ability to continue as a going concern for at least 12 months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(c)Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking accounts.

(d)Concentration of Credit and Supplier Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are deposited in demand accounts at a financial institution that management believes is creditworthy. The Company is exposed to credit risk in the event of default by this financial institution for cash and cash equivalents in excess of amounts insured by the Federal Deposit Insurance Corporation, or FDIC. Management believes that the Company’s investments in cash and cash equivalents are financially sound and have minimal credit risk and the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company currently purchases all of its Breast Products from one supplier under an exclusivity contract. The supplier and its production facility are located in Brazil. The Company is exposed to risks of foreign regulations in Brazil that could hinder the Company’s ability to import goods, as well as halts or limitations in productions due to events outside of the Company’s control occurring at the production facility. This could result in the Company not being able to acquire the inventory needed to meet customer demand, which would result in possible loss of sales and affect operating results adversely.

Several recent events have occurred which have affected the Company’s ability to rely on Silimed as their source for silicone gel breast implants, tissue expanders and other products in the short and long term, including the suspension of Silimed’s CE certificate by TUV SUD, Silimed’s notified body under EU regulation, relating to particles on Silimed breast products, followed by Brazilian regulatory inquiries and a temporary suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. As a result of this suspension, between October 9, 2015 and March 1, 2016, the Company voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices. As of March 1, 2016, after ongoing discussions with the FDA and the Company’s own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment, the Company lifted the temporary hold on sales and also sent a letter to plastic surgeons informing them of the Company’s market re-entry plans.

In addition, on October 22, 2015, there was a fire in the manufacturing building where Silimed primarily manufactures Sientra’s breast implants. The Company is working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations, including the status of equipment that is used to manufacture breast implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture the Company’s breast implants.

 (e)Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability is discussed in Note 2(f).  As of December 31, 2015, the Company had no outstanding long-term debt.

(f)Fair Value Measurements

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	60	60

	Fair Value Measurements as of
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	420	420

The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants for which fair value is determined by Level 3 inputs:

Balance, January 1, 2014	$90
Fair value of warrants upon issuance during 2014	110
Increase in fair value through December 31, 2014	220
Balance, December 31, 2014	420
Decrease in fair value through December 31, 2015	(360)
Balance, December 31, 2015	$60

The company recognized changes in the fair value of these warrants in other (expense) income, net in the statement of operations.

(g)Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful life of the asset; generally three years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale of an asset, the cost and related accumulated depreciation or amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

(h)Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two‑step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform the two‑step impairment test for that reporting unit.

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

Management evaluates the Company as a single reporting unit for business and operating purposes as all of the Company’s revenue streams are generated by the same underlying products via sales in the United States of America. In addition, the majority of the Company’s costs are, by their nature, shared costs that are not specifically identifiable to a geography or product line, but relate to all products. As a result, there is a high degree of interdependency among the Company’s net sales and cash flows for the entity and identifiable cash flows for a reporting unit separate from the entity are not meaningful.

Judgments about the recoverability of purchased finite‑lived intangible assets are made whenever events or changes in circumstance indicate that impairment may exist. Each fiscal year the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstance warrant a revision to the remaining periods of amortization. Recoverability of finite‑lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. The intangible asset is amortized to the statement of operations based on estimated cash flows generated from the intangible over its estimated life.

(i)Impairment of Long‑Lived Assets

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments of long‑lived assets recorded during the years ended December 31, 2015, 2014 and 2013. The Company may record impairment losses in future periods if factors influencing its estimates change.

(j)Revenue Recognition

The Company sells its product directly to customers in markets where it has regulatory approval. The Company offers a six-month return policy and recognizes revenue net of sales discounts and returns in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 requires that six basic criteria must be met before revenue can be recognized when a right of return exists:

•	the seller’s price to the buyer is substantially fixed or determinable at the date of sale;
•	the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;
•	the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;
•	the buyer acquiring the product for resale has economic substance apart from that provided by the seller;
•	the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and
•	the amount of future returns can be reasonably estimated.

Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from customers within six months after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $660 and $10,018 as of December 31, 2015 and 2014, respectively, recorded net against accounts receivable in the balance sheet.

A portion of the Company’s revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify the Company upon use. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and the Company periodically reviews consignment inventories to confirm accuracy of customer reporting. FDA regulations require tracking the sales of all implanted breast implant products.

Shipping and handling charges are largely provided to customers free of charge. The associated costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the statement of operations. For the years ended 2015, 2014 and 2013 these costs amounted to $1,115,  $1,305 and $1,021, respectively.

In other cases, shipping and handling charges may be invoiced to customers based on the amount of products sold. In such cases, shipping and handling fees collected are recorded as revenue and the related expense as a component of cost of goods sold.

(k)Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect from some of its customers. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit‑worthiness, past transaction history with the customer, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required. The Company has established an allowance for doubtful accounts of $456 and $312 as of December 31, 2015 and 2014, respectively.

(l)Inventories and Cost of Goods Sold

Inventories represent finished goods that are recorded at the lower of cost or market on a first‑in, first‑out basis, or FIFO. The Company periodically assesses the recoverability of all inventories to determine whether adjustments for impairment or obsolescence are required. The Company evaluates the remaining shelf life and other general obsolescence and impairment criteria in assessing the recoverability of the Company’s inventory.

The Company recognizes the cost of inventory transferred to the customer in cost of goods sold when revenue is recognized.

At December 31, 2015 and 2014, approximately $2,274 and $1,989, respectively, of the Company’s inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

(m)Income Taxes

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

The Company accounts for uncertain tax position in accordance with ASC 740‑10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available.

(n)Research and Development Expenditures

Research and development costs are charged to operating expenses as incurred. Research and development, or R&D, primarily consist of clinical expenses, regulatory expenses, product development, consulting services, outside research activities, quality control, and other costs associated with the development of the Company’s products and compliance with Good Clinical Practices, or GCP, requirements. R&D expenses also include related personnel and consultant compensation and stock-based compensation expense.

(o)Advertising

Expenses related to advertising are charged to sales and marketing expense as incurred. Advertising costs were $1,029,  $1,548 and $801 for fiscal years 2015, 2014 and 2013, respectively.

(p)Stock‑Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair‑value based method, for costs related to all employee share‑based payments, including stock options, restricted stock units,  and the employee stock purchase plan. ASC 718 requires companies to estimate the fair value of share‑based payment awards on the date of grant using an option‑pricing model. All option grants valued are being expensed on a straight‑line basis over their vesting period.

The Black‑Scholes model requires the input of subjective assumptions, including the risk‑free interest rate, expected dividend yield, expected volatility and expected term, among other inputs. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock‑based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•	Risk‑free interest rate—The risk‑free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
•	Dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
•

Expected volatility—As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average of (i) the median historic price volatility and (ii) the median of the implied volatility averages, with a three‑month lookback from the valuation date, for any trading options of industry peers based on daily price observations over a period equivalent to the expected term of the time to a liquidity event. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•	Expected term—The expected term represents the period that our stock‑based awards are expected to be outstanding.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2015			2014			2013
Expected term (in years)	5.27	to	6.08	5.77	to	6.08	6.08
Expected volatility	45%	to	52%	52%	to	57%	56%
Risk-free interest rate	1.48%	to	1.92%	1.71%	to	2.00%	1.00%	to	1.76%
Dividend yield	—			—			—

In addition to the assumptions used in the Black‑Scholes option pricing model, the amount of stock‑based compensation expense we recognize in our financial statements includes an estimate of stock option forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock‑based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock‑based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock‑based compensation expense recognized in our financial statements.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock purchase rights granted under the employee stock purchase plan:

	Year Ended December 31,
ESPP	2015			2014
Expected term (in years)	0.50	to	2.10	0.63	to	2.14
Expected volatility	42%	to	44%	43%	to	44%
Risk-free interest rate	0.08%	to	0.71%	0.08%	to	0.49%
Dividend yield	—			—

 (q)Product Warranties

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

The following table provides a rollforward of the accrued warranties:

	December 31,
	2015	2014
Beginning balance	$961	$515
Payments made during the period	(14)	(1)
Changes in accrual related to warranties issued during the period	420	509
Changes in accrual related to pre-existing warranties	(35)	(62)
Ending balance	$1,332	$961

(r)Deferred Equity Issuance Costs

Deferred equity issuance costs, primarily consisting of legal, accounting and other direct fees and costs relating to the IPO and follow-on offering, were capitalized, as incurred, in other current assets prior to the completion of the IPO and follow-on offering.  Upon completion of the IPO, $3,178 of issuance costs were capitalized, all of which were reclassified to additional-paid-in capital to offset the IPO proceeds for the year ending December 31, 2014.  Upon completion of the follow-on offering, $643 of issuance costs were capitalized, all of which were reclassified to additional-paid-in capital to offset the follow-on offering proceeds for the year ended December 31, 2015.

(s)Segment Information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate basis to its Chief Executive Officer, who is the Company’s chief operating decision maker. All tangible assets are held in the United States.

(t)Net Loss Per Share

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

	December 31,
	2015	2014	2013
Net loss	$(41,230)	$(5,811)	$(19,125)
Weighted average common shares outstanding, basic and diluted	15,770,972	2,545,371	232,512
Net loss per share attributable to common stockholders	$(2.61)	$(2.28)	$(82.25)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2015, 2014 and 2013 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2015	2014	2013
Stock options to purchase common stock	1,967,906	1,613,544	1,422,315
Warrants for the purchase of common stock	47,710	47,710	30,670
Convertible preferred stock (as converted to common stock)	—	—	8,942,925
	2,015,616	1,661,254	10,395,910

(u)Recent Accounting Pronouncements

In May 2014, the FASB, issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers, or Topic 606.  The standard was issued to provide a single framework that replaces existing industry and transaction specific U.S. GAAP with a five step analysis of transactions to determine when and how revenue is recognized.  The accounting standard update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

In November 2015, the FASB issued accounting standard update 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. The standard simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. This accounting standard update will be effective for the Company beginning in fiscal year 2017. The Company anticipates there will be no material impact to its financial statement upon adoption of this guidance.

In February 2016, the FASB issued accounting standard update 2016-02, Leases (Topic 842) which supersedes FASB Accounting Standard Codification Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This accounting standard update will be effective for the Company beginning in fiscal year 2019. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

(v)Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(3) Balance Sheet Components

Property and equipment, net consist of the following:

	December 31,
	2015	2014
Leasehold improvements	$86	$69
Laboratory equipment and toolings	366	—
Computer equipment	277	138
Software	655	166
Office equipment	137	167
Furniture and fixtures	724	636
	2,245	1,176
Less accumulated depreciation	(841)	(621)
	$1,404	$555

Depreciation expense for the years ended December 31, 2015,  2014 and 2013 was $256,  $182 and $148 respectively.

Accrued and other current liabilities consist of the following:

	December 31,
	2015	2014
Accrued clinical trial and research and development expenses	$215	$109
Audit, consulting and legal fees	1,208	72
Payroll and related expenses	2,494	2,497
Accrued commission	1,960	1,969
Warrant liability	60	420
Other	1,022	705
	$6,959	$5,772

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

(5) Goodwill

The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

On September 24, 2015, the Company experienced a significant decline in its common stock price, which was sustained through September 30, 2015. The significant decline in the Company’s common stock price for a sustained period, along with the impact from regulatory inquiries related to medical devices manufactured by Silimed, the Company’s contract manufacturer, were identified as potential indicators of impairment of goodwill and other intangibles. As a result, the Company was required to assess whether or not an impairment of its goodwill had occurred as of September 30, 2015. The Company assessed the impact of the recent downward volatility in the Company's common stock price and concluded that the sustained decline constituted a triggering event requiring an interim goodwill impairment test. The Company conducted the first step of the goodwill impairment test described above for its single reporting unit as of September 30, 2015. The fair value of the reporting unit exceeded its carrying value as of September 30, 2015 by 24.7%, and therefore goodwill was determined to not be impaired as of September 30, 2015.

As a result of the actions taken by the Brazilian regulatory agency ANVISA on October 2, 2015, and the Company voluntarily placing a hold on the sale of all Sientra devices manufactured by Silimed on October 9, 2015, the Company experienced a significant decline in its common stock price, which was sustained through December 31, 2015. The significant decline in the Company’s common stock price for a sustained period, along with the impact from recent regulatory inquiries related to medical devices manufactured by Silimed, the Company’s contract manufacturer, were identified as potential indicators of impairment of goodwill and the Company concluded that these events constituted a triggering event requiring a goodwill impairment test. The Company conducted a step one analysis which consists of a comparison of the fair value of the Company as a single reporting unit using a market approach against its carrying amount, including goodwill.  As a result of the step one analysis, it was determined that the carrying value exceeded its fair value; therefore the Company proceeded to step two of the goodwill impairment analysis. For step two, the Company compared the implied fair value of goodwill with the carrying amount of goodwill and based on the analysis, there was no implied goodwill; therefore the Company recorded a goodwill impairment charge of $14,278 for the quarter ended December 31, 2015.

(6) Income Taxes

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Year Ended
	December 31,
	2015	2014	2013
Tax at federal statutory rate	$(14,018)	$(1,976)	$(6,502)
State, net of federal benefit	(1,624)	(260)	(576)
Permanent items	898	580	339
Research and development credits	—	(216)	(232)
Benefit state rate change	180	(941)	—
Other	1	495	15
Change in valuation allowance	14,563	2,318	6,956
	$—	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2015	2014
Net operating loss carryforwards	$53,244	$39,372
Research and development credits	2,233	2,230
Depreciation	26	36
Accruals and reserves	1,900	5,035
Intangibles	9,565	5,732
	66,968	52,405
Less valuation allowance	(66,968)	(52,405)
Total deferred tax assets	$—	$—

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $137,832 and $120,056 available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward begins expiring in 2027, and the state net operating loss carryforwards begin expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if the Company earns net taxable income, its ability to use their pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to the Company. Until such analysis is completed, the Company cannot be sure that the full amount of the existing federal NOLs will be available to them, even if taxable income is generated before their expiration.

As of December 31, 2015, the Company had research and development credit carryforwards of approximately $1,804 and $1,762 available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2027 and the state credits carryforward indefinitely.

At December 31, 2015, the Company had unrecognized tax benefits of approximately $732 associated with the research and development credits. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Ending balance at December 31, 2013	$671
Additions based on tax positions taken in the current year	61
Ending balance at December 31, 2014	732
Additions based on tax positions taken in the current year	—
Ending balance at December 31, 2015	$732

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2015.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. The Company’s tax years 2011 to 2015 will remain open for examination by the federal and state tax authorities.

(7)   Stockholders’ Equity

(a)	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation, effective upon the completion of the IPO, authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2015, the Company has no preferred stock issued or outstanding.

(b)	Stock Options

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

As of December 31, 2015, pursuant to the 2007 Plan, there were 1,605,537 shares of common stock reserved and no shares of common stock available for future grants.

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO, at which time the Company ceased making awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISO, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.

Options under the 2007 Plan and the 2014 Plan may be granted for periods of up to ten years as determined by the Company’s board of directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a more than 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. An NSO has no such exercise price limitations. The options generally vest with 25% of the grant vesting on the first anniversary and the balance vesting monthly on a straight-lined basis over the requisite service period of three additional years for the award.  Additionally, options have been granted to certain key executives which vest upon achievement of performance conditions based on performance targets as defined by the board of directors, which have included net sales targets and defined corporate objectives over the performance period with possible payouts ranging from 0% to 100% of the target award.  Compensation expense is recognized on a straight-lined basis over the vesting term of one year based upon the probable performance target that will be met.  The vesting provisions of individual options may vary but provide for vesting of at least 25% per year.

As of December 31, 2015, pursuant to the 2014 Plan, there were 1,325,759 shares of common stock reserved and 71,388 shares common stock available for future grants.

The following summarizes all option activity under the 2007 and 2014 Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2013	1,422,315	$2.67	5.76
Granted	266,069	12.72
Exercised	(12,900)	2.99
Forfeited	(20,578)	5.55
Balances at December 31, 2014	1,654,906	$4.25	5.48
Granted	1,253,216	10.22
Exercised	(36,189)	3.54
Forfeited	(86,261)	13.38
Balances at December 31, 2015	2,785,672	$6.66	6.60
Vested and expected to vest at December 31, 2015	2,785,672	$6.66	6.60
Vested and exercisable at December 31, 2015	1,486,809	$3.82	4.19

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2015 and 2014, and 2013 was $4.60, $6.82, and $1.90 per share, respectively. Stock-based compensation expense for stock options for the years ended December 31, 2015,  2014 and 2013 was $2,005,  $560 and $342, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. When realized, those excess windfall tax benefits are credited to additional paid-in capital. As of December 31, 2015 there was $4,733 of total unrecognized compensation cost related to stock options granted under the plans.  The costs are expected to be recognized over a weighted average period of 2.95 years. The expense is recorded within the operating expense components in the statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $597, $176, and $1 during the years ended December 31, 2015, 2014 and 2013,  respectively.

The expected term of employee stock options, risk‑free interest rate and volatility represents the weighted average, based on grant date period, which the stock options are expected to remain outstanding. The Company utilized the simplified method to estimate the expected term of the options pursuant to ASC Subtopic 718‑10 for all option grants to employees. The expected volatility is based upon historical volatilities of an index of a peer group because it is not practicable to make a reasonable estimate of the Company’s volatility. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

As stock‑based compensation expense recognized in the Company’s statement of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company’s historical experience and future expectations.

For purposes of financial accounting for stock‑based compensation, the Company has determined the fair values of its options based in part on the work of a third‑party valuation specialist. The determination of stock‑based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock‑based compensation expense, and its net loss could have been significantly different.

(c)	Restricted Stock Units

The Company issued restricted stock units, or RSUs, under the 2014 Plan, during the year ending December 31, 2015. The restricted stock units issued vest monthly, on a  straight-line basis, over a 4 year requisite service period.

Activity related to RSUs, is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balance at December 31, 2014	—	$—
Granted	17,993	3.88
Vested	—	—
Balance at December 31, 2015	17,993	$3.88

The weighted average grant date fair value of RSUs granted to employees and directors during the year ended December 31, 2015 was $3.88 per share. Stock-based compensation expense for RSUs for the year ended December 31, 2015 was $2.  As of December 31, 2015, there was $67 of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 3.87 years.

(d)	Employee Stock Purchase Plan

The Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and the stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date, except that the first offering period commenced on the first trading day following the effective date of the Company's registration statement.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date.  The number of shares available for sale under the 2014 Employee Stock Purchase Plan will be increased annually on the first day of each fiscal year, equal to the lesser of i) 1% of the total outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; ii) 3,000,000 shares of common stock, or iii) such lesser amount as determined by the board of directors.

As of December 31, 2015, the number of shares of common stock reserved for issuance under the ESPP was 404,629.  During the year ended December 31, 2015, employees purchased 44,250 shares under the 2014 ESPP at a weighted average exercise price of $12.75 per share. As of December 31, 2015, the number of shares of common stock available for future issuance under the ESPP was 360,379. Stock-based compensation related to the ESPP for the years ended December 31, 2015 and 2014 was $375 and $34, respectively.

(8)    Commitments and Contingencies

(a)	Operating Lease Commitment

In August 2013, the Company entered into a four month warehouse lease in Santa Barbara, California, commencing on September 1, 2013. This operating lease is used for additional general office, warehouse, and research and development. This lease has been renewed until January 2019.

In March 2014, the Company entered into a 68 month lease agreement in Santa Barbara, California. The operating lease is for general office use only and commenced on July 1, 2014.

The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2015,  2014 and 2013 was $519,  $424 and $359 respectively.

As of December 31, 2015, future minimum lease payments under all non‑cancelable operating leases are as follows:

Year Ended December 31:
2016	$503
2017	510
2018	518
2019	436
2020 and thereafter	72
$2,039
(b)	Separation and Consulting Agreements

On November 12, 2015, the Company entered into the following Separation and Consulting Agreements:

Mr. Hani Zeini stepped down from his role as President and Chief Executive Officer and he and the Company entered into a Separation Agreement.  Pursuant to the Separation Agreement, Mr. Zeini received: (i) a lump sum payment of $871, which is equivalent to the sum of twelve (12) months of his base salary as in effect on the separation date plus the annual bonus earned by Mr. Zeini in connection with the completion of the fiscal year prior to the separation date, and (ii) up to twelve (12) months of company-paid health insurance premiums to continue his coverage. As a result of this Separation Agreement, the Company incurred $871 in termination benefits which was recorded during the year ended December 31, 2015. Further, on February 16, 2016, Mr. Zeini resigned from the Company’s board of directors.

The Company entered into a Consulting Agreement with Mr. Zeini. The term of the Consulting Agreement is effective as of November 12, 2015 through December 31, 2016.  Pursuant to the Consulting Agreement, Mr. Zeini shall provide consulting services to the Company in the area of his experience and expertise for up to thirty (30) hours per month and Mr. Zeini will be compensated in the amount of $43 per month. As a result of the terms and conditions of this Consulting Agreement, the Company accrued for all consulting services to be rendered of $586 which was recorded during the year ended December 31, 2015.

Mr. Joel Smith stepped down from his role as General Counsel, Secretary and Chief Compliance Officer of the Company. On December 7, 2015, he and the Company entered into a Separation Agreement and pursuant to the Separation Agreement, Mr. Smith received: (i) aggregate payments equivalent to nine (9) months of his base salary as in effect on the separation date plus the pro-rated annual bonus earned by Mr. Smith in connection with the completion of the fiscal year prior to the separation date of $113, and (ii) up to nine (9) months of company-paid health insurance premiums to continue his coverage. As a result of this Separation Agreement, the Company incurred $338 in termination benefits which was recorded during the year ended December 31, 2015.

(c)	Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual as of December 31, 2015.

In 2012, the Company filed a claim with the Hartford Insurance Company, or Hartford for reimbursement of legal costs incurred in connection with litigation with a competitor that was resolved in 2013. The Company held a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May 2014. The Company received settlement payments from Hartford and recovery of costs associated with the litigation of $0, $2,358, and $351 for the years ended December 31, 2015, 2014 and 2013, respectively.

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of its officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the

Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint.

On October 28, November 5, and November 19, 2015, three lawsuits styled as class actions of the Company’s stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name the Company, certain of its officers and directors, and the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015 as defendants. The lawsuits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in the Company’s offering documents associated with the follow-on offering concerning its business, operations, and prospects. The plaintiffs seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On December 4, 2015, defendants removed all three lawsuits to the United States District Court for the Northern District of California.  On December 15 and December 16, 2015, plaintiffs filed motions to remand the lawsuits back to San Mateo Superior Court, or the Motions to Remand.  On January 19, 2016, defendants filed their opposition to the Motions to Remand, and plaintiffs filed their reply in support of the Motions to Remand on January 26, 2016.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.  Due to the early stage of these proceedings, the Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

(9) Subsequent Events

(a)Resumption of Sales

On March 1, 2016, after the completion of extensive independent, third-party testing and analyses of our Breast Products in the U.S., we lifted the temporary hold on the sale of our devices manufactured by Silimed.  We also sent a letter to our Plastic Surgeons informing them of the Company’s market re-entry plans. The conclusive results of our testing indicate no anticipated significant safety concerns with the use of our products, including our breast implants, consistent with their approval status since 2012.

(b) Acquisition of bioCorneum

On March 9, 2016, pursuant to the Asset Purchase Agreement, or the Purchase Agreement, by and among the Company, Enaltus, LLC, and HealthEdge Investment Fund, L.P, we acquired certain assets of bioCorneum, an advanced silicone gel scar management therapy product for the purchase price of $7,000 in cash.  The assets acquired consist of inventory, intellectual property, specified contracts and the associated assumed liabilities.

We expect to account for the transaction as a business combination and are in the process of determining the allocation of the purchase price to acquired assets and assumed liabilities. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed is pending the completion of an independent appraisal and other evaluations and therefore further disclosures have not been made.

(10) Summary of Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly statements of operations data in dollars and as a percentage of revenue and our key metrics for each of the eight quarters ended December 31, 2015. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
2015	March 31	June 30	September 30	December 31
Net sales	$12,434	$14,206	$9,929	$1,537
Gross profit	9,197	10,269	6,996	990
Net loss	(3,384)	(2,992)	(6,604)	(28,250)
Net loss per share:
Basic and diluted	$(0.23)	$(0.20)	$(0.43)	$(1.57)

	Quarter Ended
2014	March 31	June 30	September 30	December 31
Net sales	$10,228	$11,719	$10,670	$12,116
Gross profit	7,654	8,838	7,838	8,903
Net loss	(953)	(209)	(1,452)	(3,197)
Net loss per share:
Basic and diluted	$(4.59)	$(1.00)	$(6.94)	$(0.34)

Sientra, Inc.

Schedule II — Valuation and Qualifying Accounts

December 31, 2015, 2014 and 2013

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions(1)	period
Year Ended December 31, 2013
Allowance for sales returns	$4,334	$93,768	$(89,832)	$8,270
Year Ended December 31, 2014
Allowance for sales returns	$8,270	$110,033	$(108,285)	$10,018
Year Ended December 31, 2015
Allowance for sales returns	$10,018	$85,429	$(94,787)	$660

(1)	Amounts represent actual sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2016	SIENTRA, INC.

	By:	/s/ Jeffrey Nugent Jeffrey Nugent Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Nugent and Matthew Pigeon, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Nugent Jeffrey Nugent	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ Matthew Pigeon Matthew Pigeon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2016

/s/ Nicholas Simon Nicholas Simon	Director	March 10, 2016

/s/ Timothy Haines Timothy Haines	Director	March 10, 2016

/s/ R. Scott Greer R. Scott Greer	Director	March 10, 2016

/s/ Kevin O’Boyle Kevin O’Boyle	Director	March 10, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S‑1/A	333‑198837	3.2	October 20, 2014
3.2	Amended and Restated Bylaws of the Registrant.	S‑1/A	333‑198837	3.4	October 20, 2014
4.1	Form of Common Stock Certificate of the Registrant.	S‑1/A	333‑198837	4.1	October 20, 2014
4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S‑1/A	333‑198837	4.11	October 20, 2014
4.3	Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.	S‑1	333‑198837	4.2	September, 19 2014
4.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S‑1	333‑198837	4.3	September, 19 2014
4.5	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S‑1	333‑198837	4.4	September, 19 2014
4.6	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S‑1	333‑198837	4.5	September, 19 2014
4.7	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S‑1	333‑198837	4.6	September, 19 2014
4.8	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S‑1	333‑198837	4.7	September, 19 2014
4.9	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S‑1	333‑198837	4.8	September, 19 2014
10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S‑1	333‑198837	10.1	September, 19 2014
10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S‑1	333‑198837	10.2	September, 19 2014
10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S‑1/A	333‑198837	10.3	October 20, 2014
10.4#	2014 Non‑Employee Director Compensation Policy.	S‑1	333‑198837	10.4	September, 19 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
10.5#	2014 Employee Stock Purchase Plan.	S‑1/A	333‑198837	10.5	October 20, 2014
10.6	Multi‑Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S‑1	333‑198837	10.6	September, 19 2014
10.7+	Amended and Restated Exclusivity Agreement, dated April 4, 2007, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed‑Silicone e Instrumental Medico‑Cirugio e Hospitalar Ltda.).	S‑1/A	333‑198837	10.8	October, 20 2014
10.8	Amendment No. 1 to Amended and Restated Exclusivity Agreement, dated May 12, 2010, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed‑Silicone e Instrumental Medico‑Cirugio e Hospitalar Ltda.).	S‑1	333‑198837	10.9	September, 19 2014
10.9	Amendment No. 2 to Amended and Restated Exclusivity Agreement, dated November 8, 2013, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed‑Silicone e Instrumental Medico‑Cirugio e Hospitalar Ltda.).	S‑1	333‑198837	10.10	September, 19 2014
10.10#	Offer Letter to R. Scott Greer, dated July 9, 2014.	S‑1	333‑198837	10.11	September, 19 2014
10.11#	Offer Letter to Kevin O’Boyle, dated July 9, 2014.	S‑1	333‑198837	10.12	September, 19 2014
10.12#	Offer Letter to Jeffrey Nugent, dated July 9, 2014.	S‑1	333‑198837	10.13	September, 19 2014
10.13#	2014 Employee Stock Purchase Plan.	S‑1/A	333‑198837	10.5	October 20, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
10.14#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated February 1, 2015.	10-K	001-36709	10.18	March 18, 2015
10.15#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Matthew Pigeon, dated February 1, 2015.	10-Q	001-36709	10.1	May 14, 2015
10.16#	Separation Agreement by and between Sientra, Inc. and Hani Zeini, dated November 12, 2015.	10-Q	001-36709	10.1	November 16, 2016
10.17#	Consulting Agreement by and between Sientra, Inc. and Hani Zeini, dated November 12, 2015.	10-Q	001-36709	10.2	November 16, 2016
10.18#	Employment Agreement by and between Sientra, Inc. and Jeffrey Nugent, dated November 12, 2015.	10-Q	001-36709	10.3	November 16, 2016
10.19#	Separation Agreement by and between Sientra, Inc. and Joel Smith, dated December 7, 2015.					X
10.20#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.					X
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated September 1, 2015.	S‑1/A	333‑206755	16.1	September 3, 2015
21.1	List of significant subsidiaries of the registrant.	S‑1	333‑198837	21.1	September 19, 2014
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney (included in signature page to this Annual Report on Form 10‑K).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1

Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

X
32.2

Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes‑Oxley Act of 2002.

X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#Indicates management contract or compensatory plan, contract, or agreement.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.