Form 10-Q
period 2016-03-31
Sientra, Inc.
filed 2016-05-06
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 18,072,524.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$93,493	$112,801
Accounts receivable, net of allowances of $2,713 and $1,116 at March 31, 2016 and December 31, 2015, respectively	2,713	4,249
Inventories, net	20,160	20,602
Prepaid expenses and other current assets	1,780	1,473
Total current assets	118,146	139,125
Property and equipment, net	1,796	1,404
Goodwill	3,273	—
Other intangible assets, net	4,008	53
Other assets	221	223
Total assets	$127,444	$140,805
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,424	$4,069
Accrued and other current liabilities	5,748	6,959
Customer deposits	8,171	9,488
Total current liabilities	17,343	20,516
Warranty reserve and other long-term liabilities	1,974	1,418
Total liabilities	19,317	21,934
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 18,141,473 and 18,066,143 and outstanding 18,068,746 and 17,993,416 shares at March 31, 2016 and December 31, 2015 respectively	181	180
Additional paid-in capital	295,419	294,227
Treasury stock, at cost (72,727 shares at March 31, 2016 and December 31, 2015)	(260)	(260)
Accumulated deficit	(187,213)	(175,276)
Total stockholders’ equity	108,127	118,871
Total liabilities and stockholders’ equity	$127,444	$140,805

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,471	$12,434
Cost of goods sold	760	3,237
Gross profit	711	9,197
Operating expenses:
Sales and marketing	5,109	6,854
Research and development	2,255	1,256
General and administrative	5,286	3,721
Total operating expenses	12,650	11,831
Loss from operations	(11,939)	(2,634)
Other income (expense), net:
Interest income	15	—
Interest expense	(1)	(668)
Other expense, net	(12)	(82)
Total other income (expense), net	2	(750)
Loss before income taxes	(11,937)	(3,384)
Income taxes	—	—
Net loss	$(11,937)	$(3,384)

Basic and diluted net loss per share attributable to common stockholders	$(0.66)	$(0.23)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	18,050,597	14,923,136

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,937)	$(3,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	83
Provision for doubtful accounts	300	20
Provision for warranties	15	143
Provision for inventory	263	21
Change in fair value of warrants	15	82
Non-cash interest expense	1	143
Stock-based compensation expense	739	543
Loss on disposal of property and equipment	122	—
Changes in assets and liabilities:
Accounts receivable	1,236	(469)
Prepaid expenses, other current assets and other assets	(399)	(126)
Inventories	279	585
Accounts payable	(622)	(913)
Accrued and other liabilities	(1,236)	(382)
Customer deposits	(1,317)	681
Net cash used in operating activities	(12,397)	(2,973)
Cash flows from investing activities:
Purchase of property and equipment	(606)	(137)
Business acquisition	(6,759)	—
Net cash used in investing activities	(7,365)	(137)
Cash flows from financing activities:
Proceeds from exercise of stock options	24	38
Proceeds from issuance of common stock under ESPP	430	—
Deferred equity issuance costs, IPO	—	(71)
Net cash provided by (used in) financing activities	454	(33)
Net decrease in cash and cash equivalents	(19,308)	(3,143)
Cash and cash equivalents at:
Beginning of period	112,801	96,729
End of period	$93,493	$93,586

Supplemental disclosure of cash flow information:
Interest paid	$—	$525
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	—	161
Acquisition of business, deferred and contingent consideration obligations at fair value	550	—

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Notes to the Condensed Financial Statements

(In thousands, except per share and share amounts)

(Unaudited)

1. Formation and Business of the Company

a.Formation

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

b.    Follow-On Offering

On September 23, 2015, the Company closed a follow-on public offering, whereby it sold 3,000,000 shares of its common stock, at a price to the public of $22.00 per share. The Company received net proceeds from the follow-on offering of approximately $61,397 after deducting underwriting discounts and commissions of $3,960 and offering expenses of approximately $643.

c.    Regulatory Inquiries Regarding Products Manufactured by Silimed

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

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they continue to review the technical compliance related to Good Manufacturing Practices, or GMP, of Silimed’s manufacturing facility, and as a precautionary measure, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on their contact to date with foreign regulatory authorities, there have been no reports of adverse events related to the use of Silimed products.

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

On March 1, 2016, after the completion of independent, third-party testing and analyses of its devices manufactured by Silimed, the Company lifted the temporary hold on the sale of such devices.  The Company also sent a letter to Plastic Surgeons informing them of the Company’s market re-entry plans. The results of the Company’s testing indicate no anticipated significant safety concerns with the use of its products, including its breast implants, consistent with their approval status since 2012.

2. Summary of Significant Accounting Policies

a.Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016, or the Annual Report. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

b.Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Silimed is the Company’s sole source manufacturer of silicone gel breast implants, tissue expanders and other products. The continuation of the Company as a going concern is dependent upon many factors including the satisfactory resolution of the regulatory inquiries of Silimed’s medical devices, Silimed’s ability to resume the manufacturing of the Company’s medical devices, the availability of alternative manufacturing sources, and the resumption of the sale of the Company’s products. Since inception, the Company has incurred net losses. At March 31, 2016, the Company had cash and cash equivalents of $93,493. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, amongst other things, generating sufficient revenues. The Company believes that it has the ability to continue as a going concern for at least 12 months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c.Use of Estimates

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

d.Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.Recent Accounting Pronouncements

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

In March 2016, the FASB issued accounting standard update 2016-09, Compensation – Stock Compensation (Topic 718). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This accounting standard update will be effective for the Company beginning in fiscal year 2017. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

f.Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.Acquisition

On March 9, 2016, the Company entered into an assets purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to bioCorneum®, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of bioCorneum® aligns with the Company’s business development objective and adds a complementary product that serves the needs of its customers. As a result of the acquisition, the Company recorded $141 of professional fees for the three months ended March 31, 2016, which are included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $7,409, which consisted of the following:

Fair Value
Cash	$6,859
Deferred consideration	434
Contingent consideration	116
$7,409

The deferred consideration and contingent consideration consist of future royalty payments to be paid on a quarterly basis to Enaltus on future bioCorneum® sales for the 4.5 years beginning January 1, 2024. The Company has determined the fair value of the deferred consideration and contingent consideration at the acquisition date using a Monte Carlo simulation model. The fair value of the deferred consideration is based on the future minimum royalty payments using the risk-free U.S Treasury yield curve discount rate. The future payments due under the deferred consideration are $546. The fair value of the contingent consideration is based on projected future bioCorneum® sales and a risk adjusted discount rate. The terms of the agreement do not provide for a limitation on the maximum potential future payments. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The deferred consideration and contingent consideration components are classified as an other long-term liability and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and $2,723 of goodwill is deductible for income tax purposes. The condensed financial statements for the three months ended March 31, 2016 include the results of operations of bioCorneum® from the date of acquisition.

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on March 9, 2016:

March 9,
2016
Inventory	$100
Prepaid expenses	36
Goodwill	3,273
Intangible assets	4,000
$7,409

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated useful	Amortization
	Amount	life (in years)	method
Customer relationships	$3,200	10	Accelerated
Trade name	800	12	Straight-line
	$4,000

The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

Pro forma results of operations have not been presented because the effect of the business combination was not material to the Company's condensed results of operations.

4.Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred consideration and contingent consideration is discussed in Note 5. As of March 31, 2016, the Company had no outstanding long-term debt.

5.Fair Value Measurements

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

The Company’s common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield.  The warrants are valued using the fair value of common stock as of the measurement date. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As several significant inputs are not observable, the overall fair value measurement of the warrants is classified as Level 3.

The Company assessed the fair value of the deferred consideration and contingent consideration for future royalty payments related to the acquisition of bioCorneum® using the Monte Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk adjusted discount rate associated with the business. As the inputs are not observable, the overall, fair value measurement of the deferred consideration and contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	75	75
Liability for deferred consideration	—	—	434	434
Liability for contingent consideration	—	—	116	116
	$—	—	625	625

	Fair Value Measurements as of
	December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	60	60
	$—	—	60	60

The liability for common stock warrants is included in “accrued and other current liabilities” and the liability for the deferred consideration and contingent consideration is included in the “other long-term liabilities” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants, deferred and contingent consideration for which fair value is determined by Level 3 inputs:

Warrant Liability
Balance, December 31, 2015	$60
Increase in fair value through March 31, 2016	15
Balance, March 31, 2016	$75

Deferred Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related deferred consideration	434
Balance, March 31, 2016	$434

Contingent Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related contingent consideration	116
Balance, March 31, 2016	$116

The Company recognizes changes in the fair value of the warrants, deferred consideration and contingent consideration in “other income (expense), net” in the statement of operations.

6.Product Warranties

The Company offers a limited warranty and a lifetime product replacement program for the Company’s silicone gel breast implants. Under the limited warranty, the Company will reimburse patients for certain out-of-pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the lifetime product replacement program, the Company provides no-charge replacement breast implants if a patient experiences a covered event. The programs are available to all patients implanted with the Company’s silicone breast implants after April 1, 2012 and are subject to the terms, conditions, claim procedures, limitations and exclusions. Timely completion of a device tracking and warranty enrollment form by the patient’s Plastic Surgeon is required to activate the programs and for the patient to be able to receive benefits under either program.

The following table provides a rollforward of the accrued warranties:

	March 31,
	2016	2015
Beginning balance	$1,332	$961
Payments made during the period	(4)	(7)
Changes in accrual related to warranties issued during the period	16	138
Changes in accrual related to pre-existing warranties	(1)	5
Ending balance	$1,343	$1,097

7.Net Loss Per Share

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

	Three Months Ended March 31,
	2016	2015
Net loss	$(11,937)	$(3,384)
Weighted average common shares outstanding, basic and diluted	18,050,597	14,923,136
Net loss per share attributable to common stockholders	$(0.66)	$(0.23)

The Company excluded the following potentially dilutive securities, outstanding as of March 31, 2016 and 2015, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2016 and 2015 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	March 31,
	2016	2015
Stock options to purchase common stock	2,200,117	2,151,543
Warrants for the purchase of common stock	47,710	47,710
	2,247,827	2,199,253

8.Balance Sheet Components

a.Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $2,205 and $660 as of March 31, 2016 and December 31, 2015, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $508 and $456 as of March 31, 2016 and December 31, 2015, respectively, recorded net against accounts receivable in the balance sheet.

b.Property and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
	2016	2015
Leasehold improvements	$86	$86
Laboratory equipment and toolings	953	366
Computer equipment	278	277
Software	528	655
Office equipment	137	137
Furniture and fixtures	725	724
	2,707	2,245
Less accumulated depreciation	(911)	(841)
	$1,796	$1,404

Depreciation expense for the three months ended March 31, 2016 and 2015 was $70 and $68, respectively.

c.Goodwill and Other Intangible Assets, net

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

The changes in the carrying amount of goodwill during the three months ended March 31, 2016 were as follows:

Balances as of December 31, 2015	$—
Goodwill	14,278
Accumulated impairment losses	(14,278)
—

Goodwill acquired (Note 3)	3,273

Balances as of March 31, 2016
Goodwill	17,551
Accumulated impairment losses	(14,278)
$3,273

The components of the Company’s other intangible assets consist of the following:

	March 31,	December 31,
	2016	2015
Acquired FDA non-gel product approval	$1,713	$1,713
Customer relationships	3,200	—
Trade name	800	—
Non-compete agreement	30	—
Less accumulated amortization	(1,735)	(1,660)
	$4,008	$53

Amortization expense for the three months ended March 31, 2016 and 2015 was $74 and $15, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of March 31, 2016:

Amortization
Period	Expense
Remainder of 2016	$631
2017	813
2018	612
2019	464
2020	353
$2,873

d.Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Accrued clinical trial and research and development expenses	$121	$215
Audit, consulting and legal fees	1,702	1,208
Payroll and related expenses	1,654	2,494
Accrued commission	1,549	1,960
Warrant liability	75	60
Other	647	1,022
	$5,748	$6,959

9.Stockholders’ Equity

a.Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2016 and December 31, 2015, the Company had no preferred stock issued or outstanding.

b.Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of March 31, 2016, the Company had 47,710 warrants outstanding.

c.Stock Option Plans

In April 2007, the Company adopted the 2007 Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2007 Plan may either be incentive stock options or nonstatutory stock options. Incentive stock options, or ISOs, may be granted only to Company employees. Nonstatutory stock options, or NSOs, may be granted to all eligible recipients. A total of 1,690,448 shares of the Company’s common stock were reserved for issuance under the 2007 Plan.

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of March 31, 2016, a total of 2,045,495 shares of the Company’s common stock were reserved for issuance under the 2014 Plan.

In March 2016, the Company’s board of directors adopted the Inducement Plan. Under the Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates.  A total of 180,000 shares of the Company’s common stock were initially reserved for issuance under the Inducement Plan.

Options under the 2007 Plan and the 2014 Plan may be granted for periods of up to ten years as determined by the Company’s board of directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a more than 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. An NSO has no such exercise price limitations. NSOs under the Inducement Plan may be granted for periods of up to ten years as determined by the board of directors, provided, the exercise price will be not less than 100% of the estimated fair value of the shares on the date of grant.  Options generally vest with 25% of the grant vesting on the first anniversary and the balance vesting monthly on a straight-lined basis over the requisite service period of three additional years for the award. Additionally, options have been granted to certain key executives which vest upon achievement of performance conditions based on performance targets as defined by the board of directors, which have included net sales targets and defined corporate objectives over the performance period with possible payout ranging from 0% to 100% of the target award.  Compensation expense is recognized on a straight-lined basis over the vesting term of one year based upon the probable performance target that will be met. The vesting provisions of individual options may vary but provide for vesting of at least 25% per year.

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2015	2,785,672	$6.66	6.60
Granted	271,753	6.14
Exercised	(5,979)	3.99
Forfeited	(23,577)	15.02
Balances at March 31, 2016	3,027,869	$6.56	6.64

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $374 and $445 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $4,397 of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the statement of operations based on the employees receiving the awards. These costs are expected to be recognized over weighted average period of 2.95 years.

d.Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan. The RSUs issued vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balances at December 31, 2015	17,993	$3.88
Granted	482,500	8.44
Vested	(1,125)	3.88
Balances at March 31, 2016	499,368	$8.29

Stock-based compensation expense for RSUs for the three months ended March 31, 2016 and 2015 was $264 and $0, respectively. As of March 31, 2016, there was $3,939 of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.77 years.

e.Employee Stock Purchase Plan

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

As of March 31, 2016, the number of shares of common stock reserved for issuance under the ESPP was 584,563.  During the three months ended March 31, 2016, employees purchased 68,226 shares of common stock at a weighted average price of $6.30 per share.  As of March 31, 2016, the number of shares of common stock available for future issuance was 472,087.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $101 and $98 for the three months ended March 31, 2016 and 2015, respectively.

10.Commitments and Contingencies

a.Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $127 and $123 for the three months ended March 31, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

b.Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2016.

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of its officers as defendants, or Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added a claim under Section 11 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. During the first quarter of 2016, we acquired bioCorneum®, an advanced silicone scar treatment, or Scar Management Products, which are sold directly to physicians.

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

Our breast implants were approved by the U.S. Food and Drug Administration, or FDA, in 2012, based on data we collected from our ongoing, long‑term clinical trial, or the Study, of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The

MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the Study are subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over a nine‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We sell our Breast Products exclusively to board‑certified and board‑admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi‑year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, Inc., there are approximately 6,500 board‑certified plastic surgeons in the United States. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten‑year limited warranty that is the best‑in‑the‑industry based on providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first CapCon Care Program, or C3 Program, through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

Between October 9, 2015 and March 1, 2016, we voluntarily suspended the sale of all Sientra devices manufactured by our sole manufacturer and supplier Silimed due to the suspension of Silimed’s CE certificate by TUV SUD, Silimed’s notified body under EU regulations, followed by Brazilian regulatory inquiries and a temporary suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, and recommended that plastic surgeons discontinue implanting the devices until further notice. As of March 1, 2016, after ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, Good Manufacturing Practices, or GMP, and data-based risk assessment, we lifted this temporary hold on sale and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans. In addition, on October 22, 2015, there was a fire in the manufacturing building where Silimed primarily manufactures our breast implants. We are working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations. See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

We sell our products in the United States through a direct sales organization consisting of 42 employees, including 35 sales representatives and 7 sales managers, as of March 31, 2016.

Recent Developments

Acquisition of bioCorneum®

On March 9, 2016, we entered into an asset purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to bioCorneum®, an advanced silicone scar treatment marketed exclusively to physicians. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $7.4 million. The acquisition of bioCorneum® aligns with our business development objective and further leverages the business by adding a complementary product that serves the needs of plastic surgeons and dermatologists.

Our Nine-Year Follow-Up Data from the pivotal trial that was the basis of PMA Approval in the United States.

In April 2016, an update on the nine-year follow-up data from Sientra’s ongoing PMA Study of our gel breast implants, authored by Stevens, Calobrace, Harrington, et al, was published in the peer-reviewed Aesthetic Surgery Journal. Among the significant statistics reported were data on key complications measured among the 1,116 women in the primary-

augmentation cohort of Sientra’s Core Study, an ongoing 10-year open label, prospective, multicenter clinical study, including:

-
	Sientra - Augmentation	Kaplan-Meier %
	8-yr. Rupture (overall)	4.3%
	8-yr. Rupture (MRI cohort)	6.4%
	9-yr. Capsular Contracture (III/IV)	12.0%
	9-yr. Reoperation	22.2%

The patients underwent magnetic resonance imaging (MRI) screening at year 3 and continue on even years through 10 years.  As MRI evaluation to detect silent rupture is not performed at 9-years, Kaplan-Meier rupture rates are presented through 8-years to include both silent and symptomatic ruptures.

Our clinical study was not designed to facilitate head-to-head comparisons with our competitors. However, our clinical data and our competitors’ clinical data are publicly available to both surgeons and patients who are able to use such data to compare and contrast competing implants. For example, comparisons of the nine-year follow-up data from our pivotal study to the nine-year follow-up data from our competitors’ pivotal studies are shown below:

	Sientra 9 Year	Mentor 9 Year	Allergan 9 Year
Augmentation	(N=1,116)	(N=552)	(N=455)
Capsular Contracture	12.0%	11.3%	17.3%

Reoperation	22.2%	22.3%	34.0%

Additionally, the update on the nine-year follow-up data presented comparisons of the interim ten-year follow-up data from our pivotal study to the ten-year follow-up data from our competitors’ pivotal studies as shown below:

	Sientra Interim 10 year	Mentor 10 year	Allergan 10 year
Augmentation	(N=1,116)	(N=552)	(N=455)
Rupture (MRI cohort)	9.0%	24.2%	9.3%

____________________

N = Number of patients

Components of Operating Results

Net Sales

We commenced sales of our breast implants in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales.  Sales of our Breast Products accounted for 79% and 98% of our net sales for the three months ended March 31, 2016 and 2015, respectively. During the first quarter of 2016, we acquired bioCorneum®, an advanced silicone scar treatment, and have included the results of operations from the date of acquisition.  We sell our bioCorneum®, or Scar Management Products, to physicians which accounted for 17% of our net sales for the three months ended March 31, 2016.

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased products.  There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales, including the suspension of the sale and manufacturing of Silimed’s products by certain foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the resolution of the regulatory inquiries, the delay of sales pending such resolution, and our uncertainty of our customers responsiveness to our market re-entry. Additionally, the fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an additional unfavorable impact on our net sales.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product warranties and warehouse and other related costs.

Our Breast Products, tissue expanders and other products are manufactured under an exclusive contract with Silimed. Under our contract with Silimed, each particular style of implant has a fixed unit cost. Our bioCorneum® Scar Management Products are manufactured in the U.S. under an exclusive contract with Formulated Solutions, LLC, or Formulated Solutions. Under our contract with Formulated Solutions, each particular product has a fixed unit cost.

In addition to product costs, we provide a commercial warranty on our silicone gel-filled breast implants. The warranty covers device ruptures in certain circumstances. Estimated warranty costs are recorded at the time of sale. Our warehouse and other related costs include labor, rent, product shipments from our third party manufacturer and other related costs.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits and stock-based compensation for our executive, financial, legal, business development and administrative functions.  Other G&A expenses include outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, employee benefits, facilities and information technologies expenses. In 2015, G&A expenses also include the federal excise tax on the sale of medical devices in the United States.

We expect future G&A expenses to increase as we build our finance, legal, information technology, human resources and other general administration resources to continue to advance the commercialization of our products.  In addition, we expect to continue to incur G&A expenses in connection with becoming a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act, and legal counsel and litigation expenses in connection with the recently filed lawsuits styled as class actions of the Company’s stockholders.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income and changes in the fair value of common stock warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016. There have been no material changes to our critical accounting policies and estimates of those disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the FASB, issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific U.S. GAAP with a five step analysis of transactions to determine when and how revenue is recognized.  The accounting standard update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for us beginning in fiscal year 2018. Early adoption would be permitted for us beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2016, the FASB issued accounting standard update 2016-02, Leases (Topic 842) which supersedes FASB Accounting Standard Codification Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This accounting standard update will be effective for us beginning in fiscal year

2019. We are currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

In March 2016, the FASB issued accounting standard update 2016-09, Compensation – Stock Compensation. The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This accounting standard update will be effective for us beginning in fiscal year 2017. We are currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited, in thousands)
Statement of operations data
Net sales	$1,471	$12,434
Cost of goods sold	760	3,237
Gross profit	711	9,197
Operating Expenses
Sales and marketing	5,109	6,854
Research and development	2,255	1,256
General and administrative	5,286	3,721
Total operating expenses	12,650	11,831
Loss from operations	(11,939)	(2,634)
Other income (expense), net
Interest income	15	—
Interest expense	(1)	(668)
Other expense, net	(12)	(82)
Total other income (expense), net	2	(750)
Net loss	$(11,937)	$(3,384)

Net Sales

Net sales decreased $11.0 million, or 88.2%, to $1.5 million for the three months ended March 31, 2016, as compared to $12.4 million for the three months ended March 31, 2015.  This decrease was  driven by our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016.

There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales, including the suspension of the sale and manufacturing of Silimed’s products by certain foreign regulatory agencies, our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the resolution of the regulatory inquiries and the delay of sales pending such resolution. Additionally, the fire at Silimed’s facility that manufactures our breast implants, including the status of equipment that is used to manufacture such implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, may affect inventory adjustments and have an additional unfavorable impact on our net sales.

As of March 31, 2016, our sales organization included 35 sales representatives as compared to 43 sales representatives as of March 31, 2015.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $2.5 million, or 76.5%, to $0.8 million for the three months ended March 31, 2016, as compared to $3.2 million for the three months ended March 31, 2015.  This decrease was primarily due to a decrease in sales volume driven by our voluntary hold on sales, and an incremental $0.3 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold.

The gross margins for the three months ended March 31, 2016 and 2015 were 48.3% and 74.0%, respectively.  This decrease was primarily due to an incremental $0.3 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold, greater fixed overhead as a percentage of net sales, and manufacturing costs increases.

Sales and Marketing Expenses

Sales and marketing decreased $1.7 million, or 25.5%, to $5.1 million for the three months ended March 31, 2016, as compared to $6.9 million for the three months ended March 31, 2015. This was primarily due to a decrease in employee-related expense for the sales department as a result of decreased employee headcount and a decrease in marketing costs.

Research and Development Expenses

R&D expenses increased $1.0 million, or 79.5%, to $2.3 million for the three months ended March 31, 2016, as compared to $1.3 million for the three months ended March 31, 2015. This increase was primarily due to an increase in product development costs.

General and Administrative Expenses

G&A expenses increased $1.6 million, or 42.1%, to $5.3 million for the three months ended March 31, 2016, as compared to $3.7 million for the three months ended March 31, 2015.  This increase was primarily due to an increase in expenses related to public company costs, outside legal counsel costs and employee-related costs.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2016 was primarily associated with expense recognized for the change in fair value of warrants. Other income (expense), net for the three months ended March 31, 2015 was primarily associated with interest expense on our term loans.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability.  To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in our initial public offering and our recent follow-on offering.  To date, we have received gross proceeds from the sales of preferred stock totaling $151.0 million including $65.0 million of gross proceeds from the sale of preferred stock in March 2012, which was our most recent issuance and sale of preferred stock.  As of March 31, 2016, we had no long-term debt.

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

As of March 31, 2016, we had $93.5 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur in connection with reestablishing our inventory supply as a result of the fire in Silimed’s manufacturing facility and expenses we may incur defending against litigation claims, may have a material effect on our future cash outflows and Sientra’s liquidity. As a result of the recent events and the resulting potential demands on Sientra’s liquidity, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or other sources.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(12,397)	$(2,973)
Investing activities	(7,365)	(137)
Financing activities	454	(33)
Net change in cash and cash equivalents	$(19,308)	$(3,143)

Cash used in operating activities

Net cash used in operating activities was $12.4 million during the three months ended March 31, 2016 as compared to $3.0 million during the three months ended March 31, 2015. The increase in cash used in operating activities between the three months ended March 31, 2016 and 2015 was primarily associated with the increase in net loss of $8.6 million and a decrease in net working capital.

Cash used in investing activities

Net cash used in investing activities was $7.4 million during the three months ended March 31, 2016 as compared to $0.1 million during the three months ended March 31, 2015. The increase in cash used in investing activities between the three months ended March 31, 2016 and 2015 was primarily due to an increase in property and equipment purchases and the acquisition of bioCorneum®.

Cash used in financing activities

Net cash provided by financing activities was $0.5 million during the three months ended March 31, 2016 as compared to net cash used in financing activities of $33 thousand during the three months ended March 31, 2015.  The increase in cash provided by financing activities was primarily the result of contributions from common stock issued under the employee stock purchase plan.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business as of March 31, 2016 from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, we had $93.5 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of our officers as defendants, or the Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added a claim under Section 11 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filled a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss.

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

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016.

Risks Relating to Our Business and Our Industry

There have been several foreign regulatory inquiries which have affected our ability to rely on Silimed, our sole source, third-party manufacturer and supplier of our silicone gel breast implants, tissue expanders and other products.*

We currently rely on Silimed, our sole source, third-party manufacturer located in Brazil, to manufacture and supply our silicone gel breast implants, tissue expanders and other products. Several recent events have occurred which affect our ability to rely on Silimed as our source for our silicone gel breast implants, tissue expanders and other products in the short and long term.

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

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced their authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence that the presence of surface particles on the silicone implants represented risks which are additional to the ones inherent in the product.  However, Silimed continues to be suspended from manufacturing and commercializing new batches of implants until an inspection is performed to reassess the fulfillment of its GMP compliance.  Additionally, the suspension of Silimed’s CE certificate by TUV SUD, and the suspension on the commercialization of Silimed’s previously manufactured products in Europe by the MHRA remains in place and the determination of Silimed’s manufacturing facilities is still under evaluation, and we cannot predict the outcome of these matters. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to require additional testing, to impose restrictions on marketed products or on us, including the withdrawal or recall of such products from the market.

The suspension of the sale and manufacturing of Silimed’s products by foreign regulatory agencies, our uncertainty regarding the resolution of the regulatory inquiries and our uncertainty as to when Silimed may be able to resume manufacturing may result in a delay or inability for us to meet our demand to supply our products in a timely manner and as a result, our ability to generate net sales may be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products, which could materially adversely and severely affect our business, financial condition and results of operations.

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter the market after our voluntary suspension of the sale of Sientra devices manufactured by Silimed.*

As a result of the regulatory inquiries into Silimed products, between October 9, 2015 and March 1, 2016, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. The Company has been in ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed products, and conducted its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. Each of the FDA, ANVISA and MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Additionally, the FDA and ANVISA indicated that there have been no reports of adverse events related to this issue. After extensive independent, third-party testing and analyses of our finished goods inventory indicated no anticipated significant safety concerns with the use of our products, including our breast implants, consistent with their FDA approval status in 2012, as of March 1, 2016, we lifted the temporary hold on the sale of our devices manufactured by Silimed and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans.  Although our market re-entry decision was based on extensive testing and detailed independent third party reviews, we depend on a positive reception from our Plastic Surgeon customers and their patients to be able to reestablish the market position we had prior to the voluntary suspension.  Our re-entry into the market requires us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our Plastic Surgery Consultants are working diligently to solidify the trust and support of all our Plastic Surgeons during this important phase of our market re-entry, however, if we are not successful in re-establishing these relationships, adapting our business systems, or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

The fire at one of Silimed’s manufacturing buildings has affected our ability to rely on Silimed as our source for our silicone gel breast implants, tissue expanders and other products.*

On October 22, 2015, there was a fire at one of Silimed’s two manufacturing buildings in Rio de Janeiro, Brazil. The fire occurred in the building where Sientra’s breast implants are primarily manufactured, or building F2. Silimed has indicated to us that a smaller production facility in Silimed’s second building, or building F1, which was not impacted by the fire, has the potential to be modified for breast implant manufacturing. In order to commence the manufacturing of breast implants, certain areas in building F1 would need to be reconfigured and receive certification and approval by appropriate regulatory bodies. We are working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations, including the status of equipment that is used to manufacture breast implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture our breast implants.  The delay in the manufacturing of our breast implants caused by the fire, our uncertainty regarding when Silimed’s facility will be operational and able to manufacture our breast implants, and the extent of the damage caused by the fire may have a severe impact on our ability to meet our demand to supply our products in a timely manner and as a result, our financial condition and results of operations may be adversely affected.

We may not be able to find an alternate manufacturer if Silimed is unable to resume manufacturing.*

If Silimed is unable to resume manufacturing of our silicone gel breast implants, tissue expanders and other products, or if Silimed becomes unwilling to manufacture and supply our products once it is able to resume manufacturing, we may not be able to replace Silimed quickly, and although we have been exploring our strategic alternatives, we have not qualified another manufacturer to source our implants. Even if we are able to identify an alternate manufacturer for our silicone gel breast implants, tissue expanders and other products, we would need to negotiate a transaction with such manufacturer and they would have to be qualified with the FDA, which is an expensive and time-consuming process during which we may experience a supply interruption, which could materially adversely and severely affect our business, financial condition and results of operations.

Our existing contract with Silimed contains prohibitive terms and limitations.*

Our existing contract with Silimed has prohibitive terms and limitations including that it expires in April 2017, and there can be no assurance that Silimed will agree to continue to manufacture and supply our products after the expiration of our contract or they may impose increased pricing terms if the contract is renegotiated or renewed. Additionally, our agreement with Silimed contains exclusive terms and does not permit us to sell the products we obtain from Silimed in any country other than the United States and Canada. If Silimed is unable to resume manufacturing and supplying our products, we may need to terminate our existing contract with Silimed to secure an alternate supplier, and Silimed may be unwilling to comply with the termination of our agreement. If Silimed is unwilling to comply or cooperate with the termination of our agreement if they are unable to resume manufacturing our products, or if they increase our pricing terms or refuse to continue to manufacture and supply our products, we could be materially adversely affected and our business, financial condition and results of operations could suffer.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control may adversely affect the manufacturing and supply of our breast implants, tissue expanders and other products.*

Our reliance on any third-party manufacturer, including Silimed, involves a number of risks. Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging. Changes that our manufacturer may make outside the purview of our direct control can have an impact on our processes and quality as well as the successful delivery of products to Plastic Surgeons. Mistakes and mishandling are not uncommon and can affect production and supply. Some of these risks include:

•

our products may not be manufactured in accordance with agreed upon specifications or in compliance with regulatory requirements or cGMP, or the manufacturing facilities may not be able to maintain compliance with regulatory requirements cGMP, which could negatively affect the safety or efficacy of our products or cause delays in shipments of our products.

•	we may not be able to timely respond to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components.

•	our products may be mishandled while in production or in preparation for transit;

•	we are subject to transportation and import and export risk, particularly given the global nature of our supply chain;

•	the third-party manufacturer may discontinue manufacturing and supplying products to us for risk management reasons;

•	the third-party manufacturer may lose access to critical services and components, resulting in an interruption in the manufacturing or shipment of our products;

•	the third-party manufacturer may encounter financial or other hardships unrelated to us and our demand for products, which could inhibit our ability to fulfill our orders.

•	there may be delays in analytical results or failure of analytical techniques that we depend on for quality control and release of products;

•

natural disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturer or its suppliers may occur; and

•	latent defects may become apparent after products have been released and which may result in a recall of such products.

The materialization of any of these risks and limitations inherent in a third-party manufacturing contractual relationship could significantly increase our costs, impair our ability to generate net sales, and adversely affect market acceptance of our products and customers may instead purchase or use our competitors’ products, which could materially adversely and severely affect our business, financial condition and results of operations.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of March 31, 2016, we had an accumulated deficit of $187.2 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and our follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We commenced sales of our breast implants in the second quarter of 2012.  For the three months ended March 31, 2016, our gross profit was $0.7 million.  However, although we have achieved a positive gross profit, we had a net loss of $11.9 million for the three months ended March 31, 2016.  The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our voluntary hold of the sale of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.*

Sales of our Breast Products accounted for 79% and 98% of our net sales for the three months ended March 31, 2016 and 2015, respectively, and we expect our net sales to continue to be based primarily on sales of our Breast Products. Our voluntary hold on the sale of Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, the potential loss of market acceptance of our Breast Products, and any adverse rulings by regulatory authorities, any adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, may significantly impact our sales and profitability, which would adversely affect our business, financial condition and results of operations.

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

We may not realize the benefits of our acquisition of bioCorneum® which may be subject to additional risks and uncertainties.*

We recently acquired bioCorneum®, an advanced silicone gel scar management product from Enaltus, LLC for $7.4 million in an effort to add a differentiated and complementary product that serves the needs of board-certified plastic surgeons while diversifying our business mix. Our acquisition of bioCorneum® involves risks and uncertainties including that we have limited experience in the scar management industry, our management’s attention may be diverted from our existing business as we attempt to integrate bioCorneum® and the integration may not be successful. Additionally, bioCorneum+® is an over the counter product registered with the FDA, and there may be risks associated with the use of bioCorneum® including skin irritation, rash, itching or accidental application into the eye or ingestion. We also rely on Formulated Solutions, LLC as our sole source, third-party manufacturer of bioCorneum® and if Formulated Solutions, LLC becomes unable or unwilling to supply bioCorneum®, we may not be able to find an alternate supplier in a timely manner. We do not know if we will be able to successfully integrate bioCorneum into our existing business, or whether unforeseen risks associated with the use of bioCorneum® will materialize and our potential inability to integrate bioCorneum® effectively or realize anticipated synergies may adversely affect our business, financial condition and results of operations.

Silimed relies on a sole source, third-party supplier of the medical-grade silicone used in its silicone gel breast implants, tissue expanders and other products.*

Silimed, our sole source, third-party manufacturer and supplier relies on Applied Silicone Corporation, or ASC, its sole source, third-party supplier of medical-grade silicone based in Santa Paula, California, for the silicone gel used in its breast implants, tissue expanders and other products. If ASC becomes unable or unwilling to supply medical-grade silicone to Silimed, Silimed may not be able to find an alternate supplier in a timely manner, since the availability of suppliers of medical-grade silicone is limited. In addition, ASC may discontinue manufacturing and supplying products to Silimed for risk management reasons, lose access to critical services and components, resulting in an interruption in the manufacturing or shipment of our products, or encounter financial or other hardships unrelated to Silimed and our demand for products, which could inhibit its ability to fulfill Silimed’s orders. If Silimed is able to resume manufacturing our products, and any of these risks related to Silimed’s reliance on ASC materialize, our business, financial condition and results of operations could be adversely affected.

There are inherent risks in contracting with manufacturers located outside of the United States such as in Brazil.*

Silimed’s manufacturing plant is located in Brazil.  There are inherent risks in contracting with manufacturers located outside of the United States such as in Brazil, including the risks of economic change, recession, labor strikes or disruptions, political turmoil, new or changing tariffs or trade barriers, new or different restrictions on importing or exporting, civil unrest, infrastructure failure, cultural differences in doing business, lack of contract enforceability, lack of protection for intellectual property, war and terrorism.  If any of these risks were to materialize, we and Silimed would both be materially adversely affected and our business, financial condition and results of operations would suffer.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions, provide our customers with a wide range of shapes and sizes of our breast implants, and account for the high return rates we experience as Plastic Surgeons typically order our products in multiple sizes for a single surgery and then return what they do not use.  As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory becomes obsolete. The materialization of any of these risks may have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.  Additionally, the suspension of Silimed’s manufacturing by ANVISA, the fire at Silimed’s facility that manufactures our breast implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture breast implants in other facilities, or our ability to find an alternate supplier in a timely manner, may affect our ability to maintain the level of inventory supply we require to protect ourselves from supply interruptions which could have an unfavorable impact on our net sales.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2016, we had approximately 85 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of March 31, 2016, we had $93.5 million in cash and cash equivalents.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, and potential partnerships or strategic acquisitions could significantly increase our expenses.  In addition, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur in connection with reestablishing our inventory supply and expenses we may incur defending against litigation claims, may have a material effect our future cash outflows and Sientra’s liquidity.

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
•

expenses we incur in connection with defending against the lawsuit filed against us and certain of our officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Section 11, 12(A)(2) and 15 of the Securities Act in connection with allegedly false and misleading statements concerning Sientra’s business, operations, and prospects;

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

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.*

We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and preclinical development activities.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.  Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

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

Among the long-term health risks of breast implants which are being studied is the possible association between breast implants and a rare form of cancer called anaplastic large-cell lymphoma.*

In January 2011, the FDA indicated that there was a possible association between saline and silicone gel-filled breast implants and anaplastic large-cell lymphoma, or ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product label ,which is approved by the FDA, has been required to contain a description of ALCL as a possible, though rare, outcome. Since its report in January 2011, the FDA continued to gather information about ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, the American Society of Plastic Surgeons, or ASPS, and other organizations. In January 2016, the FDA reiterated, after a review of information since 2011, that ALCL is a very rare condition and the FDA recommended the same measures as it had before for health care providers and patients. Future studies or clinical experience may indicate that breast implants, including our products, expose individuals to a more substantial risk of developing ALCL or other unexpected complications. As a result, we may be exposed to lawsuits from any individual who may develop ALCL after using our products, which would have a significant negative impact on our revenues and could prevent us from achieving our forecasted revenue targets or achieving or sustaining profitability. Moreover, if long-term results and clinical experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of regulatory clearances and approvals and significant legal liability.

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

We and certain of our executive officers and directors have been named as defendants in recently initiated securities class action lawsuit that could result in substantial costs and divert management’s attention.*

On September 25, 2015, a lawsuit styled as a class action of our stockholders was filed in the United States District Court for the Central District of California. The lawsuit names us and certain of our officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Securities 11, 12(A), and 15 of the Securities Act in connection with allegedly false and misleading statements concerning our business, operations, and prospects.  On October 28, November 5, and November 19, 2015, three lawsuits styled as class actions of our stockholders were filed in the Superior Court of California for the County of San Mateo. The lawsuits name us, certain of our officers and directors, and the underwriters associated with our follow-on public offering that closed on September 23, 2015 as defendants and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with allegedly false and misleading statements in our offering documents associated with the follow-on offering concerning our business, operations, and prospects. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if these claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of May 2, 2016, our executive officers, directors and principal stockholders beneficially owned approximately 51.0% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.  Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations.  These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As a public company, we are required to comply with certain of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting

Prior to becoming a public company, we were not required to comply with the requirements of Section 404 but previously we had identified two material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses related to our not having properly designed controls in place to account for complex debt and equity transactions, including preferred stock and warrants associated with debt issuances, and to record bonus accrual and related expense in the appropriate period. While we believe we have remediated these previously reported material weaknesses, we cannot assure you that we will not be required to take further remedial action with respect to those material weaknesses or that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of May 2, 2016, we had approximately 18,072,524 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Each of our directors and officers and substantially all of our stockholders, optionholders and warrantholders entered into lock-up agreements with the underwriters in connection with our initial public offering and our follow-on public offering. The lock-up agreements for the IPO expired on April 27, 2015, and the lock-up agreements for the follow-on public offering expired on December 23, 2015.  Based on shares outstanding as of May 2, 2016, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 4,947,083 shares of common stock became eligible for sale in the public market, approximately 17,306 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 6,287,277 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, on March 7,  2016 we adopted an Inducement Plan pursuant to which our board of directors may grant stock options or restricted stock units which may be exercised or settled, as applicable, for up to an aggregate of 180,000 shares of our common stock, to new employees as inducement material to such new employees entering into employment with us which we have registered on a Registration Statement on Form S-8. Thee shares can be freely sold in the public market once vested.

As of May 2, 2016, options to purchase an aggregate of 3,015,848 shares of our common stock were outstanding under our 2007 Plan, our 2014 Plan and our Inducement Plan, which have been registered on a Registration Statement on Form S-8, and an additional, 236,889 shares of common stock are reserved for issuance under our 2014 Plan and our Inducement Plan are registered on the Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance and once vested.

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

Pursuant to the 2014 Plan, our management is authorized to grant stock options to our employees, directors and consultants, and pursuant to the Inducement Plan, our board of directors is authorized to grant stock options to our new employees.

As of March 31, 2016, the number of shares of common stock reserved for issuance under our 2014 plan was 2,045,495. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2015, or 719,736 shares.

Our board of directors adopted our ESPP in July 2014 and our stockholders approved the ESPP in October 2014. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The ESPP became effective upon the completion of the IPO. As of March 31, 2016, the number of shares of common stock reserved for issuance under our ESPP was 584,563. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2015, or 179,934 shares.

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

On September 17, 2015 our registration statement on Form S-1 (File No. 333-206755) was declared effective for our follow-on public offering pursuant to which we sold 3,000,000 shares of common stock at a price of $22.00 per share for an aggregate gross offering price of $66.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $61.4 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates in either of our IPO or follow-on public offering. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and Leerink Partners, LLC and William Blair & Company, L.L.C. acted as co-managers in our IPO and our follow-on public offering.

Upon receipt, the net proceeds from our IPO and our follow-on public offering were held in cash and cash equivalents, primarily bank money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 29, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 23, 2015. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management has broad discretion in the application of the net proceeds. As of March 31, 2016, we have used approximately $24.5 million of the proceeds to repay outstanding debt and $7.0 million for the acquisition of bioCorneum® and related transaction costs.

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

(1)Incorporated by reference to Sientra, Inc.’s Registration Statement on Form S-1 (No. 333-198837), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

May 6, 2016	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

May 6, 2016	By:	/s/ Matthew Pigeon
Matthew Pigeon
Chief Financial Officer and Treasurer