Form 10-Q
period 2016-06-30
Sientra, Inc.
filed 2016-08-09
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 18,134,497.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$86,159	$112,801
Accounts receivable, net of allowances of $4,225 and $1,116 at June 30, 2016 and December 31, 2015, respectively	2,403	4,249
Inventories, net	18,906	20,602
Prepaid expenses and other current assets	1,958	1,473
Total current assets	109,426	139,125
Property and equipment, net	1,995	1,404
Goodwill	3,273	—
Other intangible assets, net	3,796	53
Other assets	219	223
Total assets	$118,709	$140,805
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,412	$4,069
Accrued and other current liabilities	7,416	6,959
Customer deposits	6,958	9,488
Total current liabilities	17,786	20,516
Warranty reserve and other long-term liabilities	2,031	1,418
Total liabilities	19,817	21,934
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 18,151,148 and 18,066,143 and outstanding 18,078,421 and 17,993,416 shares at June 30, 2016 and December 31, 2015 respectively	181	180
Additional paid-in capital	296,377	294,227
Treasury stock, at cost (72,727 shares at June 30, 2016 and December 31, 2015)	(260)	(260)
Accumulated deficit	(197,406)	(175,276)
Total stockholders’ equity	98,892	118,871
Total liabilities and stockholders’ equity	$118,709	$140,805

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$6,244	$14,206	$7,715	$26,640
Cost of goods sold	1,745	3,937	2,506	7,174
Gross profit	4,499	10,269	5,209	19,466
Operating expenses:
Sales and marketing	6,287	6,951	11,396	13,805
Research and development	3,062	1,497	5,317	2,753
General and administrative	5,357	3,943	10,642	7,664
Total operating expenses	14,706	12,391	27,355	24,222
Loss from operations	(10,207)	(2,122)	(22,146)	(4,756)
Other income (expense), net:
Interest income	16	7	31	7
Interest expense	(12)	(671)	(13)	(1,339)
Other income (expense), net	10	(206)	(2)	(288)
Total other income (expense), net	14	(870)	16	(1,620)
Loss before income taxes	(10,193)	(2,992)	(22,130)	(6,376)
Income taxes	—	—	—	—
Net loss	$(10,193)	$(2,992)	$(22,130)	$(6,376)

Basic and diluted net loss per share attributable to common stockholders	$(0.56)	$(0.20)	$(1.23)	$(0.43)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	18,075,010	14,931,931	18,062,803	14,927,558

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,130)	$(6,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425	153
Provision for doubtful accounts	331	4
Provision for warranties	74	286
Provision for inventory	391	55
Change in fair value of warrants	6	288
Non-cash interest expense	12	288
Stock-based compensation expense	1,664	1,082
Loss on disposal of property and equipment	122	—
Changes in assets and liabilities:
Accounts receivable	1,514	(1,742)
Prepaid expenses, other current assets and other assets	(574)	(657)
Inventories	1,406	305
Accounts payable	(635)	(520)
Accrued and other liabilities	428	670
Customer deposits	(2,530)	(416)
Net cash used in operating activities	(19,496)	(6,580)
Cash flows from investing activities:
Purchase of property and equipment	(874)	(511)
Business acquisition	(6,759)	—
Net cash used in investing activities	(7,633)	(511)
Cash flows from financing activities:
Proceeds from exercise of stock options	57	92
Proceeds from issuance of common stock under ESPP	430	—
Deferred equity issuance costs, IPO	—	(71)
Net cash provided by financing activities	487	21
Net decrease in cash and cash equivalents	(26,642)	(7,070)
Cash and cash equivalents at:
Beginning of period	112,801	96,729
End of period	$86,159	$89,659

Supplemental disclosure of cash flow information:
Interest paid	$—	$1,051
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable	—	85
Acquisition of business, deferred and contingent consideration obligations at fair value	550	—

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Notes to the Condensed Financial Statements

(In thousands, except per share and share amounts)

(Unaudited)

1. Formation and Business of the Company

a.Formation

Sientra, Inc., or the Company, was incorporated in the State of Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed its name to Sientra, Inc. in April 2007. The Company acquired substantially all the assets of Silimed, Inc., on April 4, 2007. The purpose of the acquisition was to acquire the rights to the silicone breast implant clinical trials, related product specifications and premarket approval, or PMA, assets. Following this acquisition, the Company focused on completing the clinical trials to gain Food and Drug Administration, or FDA, approval to offer its silicone gel breast implants in the United States.

In March 2012, Sientra announced it had received approval from the FDA for its portfolio of silicone gel breast implants, and in the second quarter of 2012 the Company began commercialization efforts to sell its products in the United States. The Company, based in Santa Barbara, California, is a medical aesthetics company that focuses on serving board-certified plastic surgeons and offers a portfolio of silicone shaped and round breast implants, scar management, tissue expanders, and body contouring products.

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

c.    Regulatory Inquiries Regarding Products Manufactured by Silimed

There have been recent regulatory inquiries related to medical devices manufactured by Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s sole source contract manufacturer for its silicone gel breast implants, tissue expanders and certain other products.

On September 23, 2015, the Medicines and Healthcare Products Regulatory Agency, or MHRA, an executive agency of the United Kingdom, or U.K., issued a press release announcing the suspension of sales and implanting in the U.K. of all medical devices manufactured by Silimed following the suspension of the CE certificate of these products issued by TUV SUD, Silimed’s notified body under European Union, or EU, regulation. The suspension of Silimed’s CE certificate by TUV SUD followed TUV SUD’s inspection at Silimed’s manufacturing facilities in Brazil, relating to surface particles on Silimed breast products. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for surface particles on breast implants. MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that as a precautionary measure, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra, while they continue to review the technical compliance related to Good Manufacturing Practices, or GMP, of Silimed’s manufacturing facility. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on its contact to date with foreign regulatory authorities, there have been no reports of adverse events related to the use of Silimed products.

On October 9, 2015, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company had ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed products, and the Company conducted its own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment.  The FDA also reiterated that no reports of adverse events and no risks to patient health had been identified in connection with implanting Silimed products.

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced its authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence to prove that the presence of surface particles on the silicone implants represented risks which are additional to the ones inherent in the product.  However, Silimed would continue to be suspended from manufacturing and commercializing new batches of implants until an inspection was performed to reassess the fulfillment of its GMP compliance.

On March 1, 2016, after the completion of independent, third-party testing and analyses of its devices manufactured by Silimed, the Company lifted the temporary hold on the sale of such devices.  The Company also sent a letter to plastic surgeons informing them of the Company’s controlled market re-entry plans designed to optimize the Company’s inventory supply. The results of the Company’s testing indicate no anticipated significant safety concerns with the use of its products, including its breast implants, consistent with their approval status since 2012.

On July 11, 2016, after completing an inspection of Silimed’s facility, ANVISA announced the reinstatement of Silimed’s GMP certificate and their ability to manufacture commercial products. The GMP certificate is effective as of July 8, 2016 and is valid for two years. The Silimed facility that has been approved for manufacturing is an alternate facility to where Sientra products were previously manufactured, which was damaged by a fire on October 22, 2015. However, the products to be manufactured in the alternate facility for Sientra cannot be sold in the U.S. until Silimed submits a PMA supplement for that facility, their operations have been fully validated to U.S. FDA standards and they have successfully passed an FDA inspection, the timing of which is uncertain. Additionally, the suspension of Silimed’s CE certificate by TUV SUD remains in place and continues to limit Silimed’s ability to sell to countries requiring a CE mark.

2. Summary of Significant Accounting Policies

a.Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016, or the Annual Report. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

b.Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Silimed is the Company’s sole source manufacturer of silicone gel breast implants, tissue expanders and certain other products. The continuation of the Company as a going concern is dependent upon many factors including the satisfactory resolution of the regulatory inquiries of Silimed’s medical devices, Silimed’s ability to resume the manufacturing of the Company’s medical devices, the availability of alternative manufacturing sources, and the resumption of the sale of the Company’s products. Since inception, the Company has incurred net losses. At June 30, 2016, the Company had cash and cash equivalents of $86,159.

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

TableOfContents

d.Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and six months ended June 30, 2016, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

3.Acquisition of bioCorneum®

On March 9, 2016, the Company entered into an assets purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to bioCorneum®, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of bioCorneum® aligns with the Company’s business development objective and adds a complementary product that serves the needs of its customers. In connection with the acquisition, the Company recorded $13 of professional fees for the three months ended June 30, 2016 and $154 for the six months ended June 30, 2016, which are included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $7,409, which consisted of the following:

Fair Value
Cash	$6,859
Deferred consideration	434
Contingent consideration	116
$7,409

The deferred consideration and contingent consideration consist of future royalty payments to be paid on a quarterly basis to Enaltus on future bioCorneum® sales for the 4.5 years beginning January 1, 2024. The Company has determined the fair value of the deferred consideration and contingent consideration at the acquisition date using a Monte Carlo simulation model. The fair value of the deferred consideration is based on the future minimum royalty payments using the risk-free U.S Treasury yield curve discount rate. The estimated future payments due under the deferred consideration are $546. The fair value of the contingent consideration is based on projected future bioCorneum® sales and a risk adjusted discount rate. The terms of the agreement do not provide for a limitation on the maximum potential future payments. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The deferred consideration and contingent consideration components are classified as an other long-term liability and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The condensed financial statements for the three and six months ended June 30, 2016 include the results of operations of bioCorneum® from the date of acquisition.

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

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's condensed results of operations.

4.Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred consideration and contingent consideration is discussed in Note 5. As of June 30, 2016, the Company had no outstanding long-term debt.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	66	66
Liability for deferred consideration	—	—	437	437
Liability for contingent consideration	—	—	124	124
	$—	—	627	627

	Fair Value Measurements as of
	December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	60	60
	$—	—	60	60

The liability for common stock warrants is included in “accrued and other current liabilities” and the liability for the deferred consideration and contingent consideration is included in the “warranty reserve and other long-term liabilities” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants, deferred and contingent consideration for which fair value is determined by Level 3 inputs:

Warrant Liability
Balance, December 31, 2015	$60
Increase in fair value through June 30, 2016	6
Balance, June 30, 2016	$66

Deferred Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related deferred consideration	434
Deferred consideration accretion expense	3
Balance, June 30, 2016	$437

Contingent Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related contingent consideration	116
Contingent consideration accretion expense	8
Balance, June 30, 2016	$124

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

The following table provides a rollforward of the accrued warranties:

	June 30,
	2016	2015
Beginning balance	$1,332	$961
Payments made during the period	(9)	(11)
Changes in accrual related to warranties issued during the period	76	287
Changes in accrual related to pre-existing warranties	(2)	(1)
Ending balance	$1,397	$1,236

7.Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding, to the extent they are dilutive. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Dilutive net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,193)	$(2,992)	$(22,130)	$(6,376)
Weighted average common shares outstanding, basic and diluted	18,075,010	14,931,931	18,062,803	14,927,558
Net loss per share attributable to common stockholders	$(0.56)	$(0.20)	$(1.23)	$(0.43)

The Company excluded the following potentially dilutive securities, outstanding as of June 30, 2016 and 2015, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2016 and 2015 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	June 30,
	2016	2015
Stock options to purchase common stock	2,190,866	2,231,748
Warrants for the purchase of common stock	47,710	47,710
	2,238,576	2,279,458

8.Balance Sheet Components

a.Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $3,745 and $660 as of June 30, 2016 and December 31, 2015, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $480 and $456 as of June 30, 2016 and December 31, 2015, respectively, recorded net against accounts receivable in the balance sheet.

b.Property and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
	2016	2015
Leasehold improvements	$86	$86
Laboratory equipment and toolings	1,218	366
Computer equipment	281	277
Software	529	655
Office equipment	137	137
Furniture and fixtures	725	724
	2,976	2,245
Less accumulated depreciation	(981)	(841)
	$1,995	$1,404

Depreciation expense for the three months ended June 30, 2016 and 2015 was $69 and $54, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $139 and $122, respectively.

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

The changes in the carrying amount of goodwill during the six months ended June 30, 2016 were as follows:

Balances as of December 31, 2015
Goodwill	$14,278
Accumulated impairment losses	(14,278)
—

Goodwill acquired (Note 3)	3,273

Balances as of June 30, 2016
Goodwill	17,551
Accumulated impairment losses	(14,278)
$3,273

The components of the Company’s other intangible assets consist of the following:

	June 30,	December 31,
	2016	2015
Acquired FDA non-gel product approval	$1,713	$1,713
Customer relationships	3,200	—
Trade name	800	—
Non-compete agreement	30	—
Less accumulated amortization	(1,947)	(1,660)
	$3,796	$53

Amortization expense for the three months ended June 30, 2016 and 2015 was $212 and $16, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $286 and $31, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of June 30, 2016:

Amortization
Period	Expense
Remainder of 2016	$420
2017	813
2018	612
2019	464
2020	353
$2,662

d.Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Accrued clinical trial and research and development expenses	$108	$215
Audit, consulting and legal fees	2,151	1,208
Payroll and related expenses	2,153	2,494
Accrued commission	2,143	1,960
Warrant liability	66	60
Other	795	1,022
	$7,416	$6,959

9.Stockholders’ Equity

a.Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2016 and December 31, 2015, the Company had no preferred stock issued or outstanding.

b.Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of June 30, 2016, the Company had warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of June 30, 2016, a total of 2,045,495 shares of the Company’s common stock were reserved for issuance under the 2014 Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2015	2,785,672	$6.66	6.60
Granted	271,753	6.14
Exercised	(14,529)	3.94
Forfeited	(41,926)	15.25
Balances at June 30, 2016	3,000,970	$6.51	6.38

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $474 and $444 for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense was $848 and $889 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $3,837 of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the statement of operations based on the employees receiving the awards. These costs are expected to be recognized over weighted average period of 2.79 years.

d.Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan. The RSUs issued vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balances at December 31, 2015	17,993	$3.88
Granted	557,240	8.21
Vested	(2,250)	3.88
Balances at June 30, 2016	572,983	$8.09

Stock-based compensation expense for RSUs for the three months ended months ended June 30, 2016 and 2015 was $377 and $0, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2016 and 2015 was $641 and $0, respectively. As of June 30, 2016, there was $3,998 of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.33 years.

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

As of June 30, 2016, the number of shares of common stock reserved for issuance under the ESPP was 584,563.  During the six months ended June 30, 2016, employees purchased 68,226 shares of common stock at a weighted average price of $6.30 per share.  As of June 30, 2016, the number of shares of common stock available for future issuance was 472,087.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $74 and $95 for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense related to the ESPP was $175 and $193 for the six months ended June 30, 2016 and 2015, respectively.

10.Commitments and Contingencies

a.Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $128 and $141 for the three months ended June 30, 2016 and 2015, respectively. Rent expense was $254 and $264 for the six months ended June 30, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

b.Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2016.

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of its officers as defendants, or Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added a claim under Section 11 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss, and the Sientra Defendants and Underwriter Defendants filed separate replies on May 5, 2016. On June 9, 2016, the court granted in part and denied in part the Motions to Dismiss.  On July 14, 2016, the Sientra Defendants moved the court to reconsider its June 9, 2016 order and grant the Motions to Dismiss in full. On August 4, 2016, lead plaintiffs filed an opposition to the motion for reconsideration.

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

On May 20, 2016, the United States District Court for the Northern District of California granted plaintiffs’ Motions to Remand, and the San Mateo Superior Court received the remanded cases on May 27, 2016.  On July 19, 2016, the San Mateo Superior Court consolidated the three lawsuits.  On August 2, 2016, plaintiffs filed their consolidated complaint.

On August 5, 2016, defendants filed a motion to stay all proceedings in favor of the class action filed in the United States District Court for the Central District of California.

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

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We began selling bioCorneum®, an advanced silicone scar treatment, or Scar Management Products, directly to physicians after we acquired bioCorneum® from Enaltus on March 9, 2016.

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

We sell our Breast Products exclusively to board‑certified and board‑admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi‑year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 6,500 board‑certified plastic surgeons in the United States. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten‑year limited warranty that we believe is the best in the‑industry based on: providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first CapCon Care Program, or C3 Program, through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

Between October 9, 2015 and March 1, 2016, we voluntarily suspended the sale of all Sientra devices manufactured by our sole manufacturer and supplier Silimed due to the suspension of Silimed’s CE certificate by TUV SUD, Silimed’s notified body under EU regulations, followed by Brazilian regulatory inquiries and a temporary suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, and recommended that plastic surgeons discontinue implanting the devices until further notice. See Note 1c to our Condensed Financial Statements for more information on the history of these developments with Silimed.

After ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, Good Manufacturing Practices, or GMP, and data-based risk assessment, on March 1, 2016, we lifted the temporary hold on sale and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans. We have limited inventory of our Breast Products due to (i) the fire on October 22, 2015 at the manufacturing building where Silimed primarily manufactured our breast implants, and (ii) Silimed’s ability to manufacture products (only recently reinstated by ANVISA on July 11, 2016) for commercial sale in the U.S. at their alternate facility, which will require Silimed to submit a PMA supplement for the alternate facility and require the manufacturing operations to receive a validation of U.S. FDA standards and a successful FDA inspection, the timing of which is uncertain.  Accordingly, we developed and communicated to our Plastic Surgeons a controlled market re-entry plan designed to optimize our inventory supply.

We are working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations. There are several uncertainties regarding the recent events involving Silimed that may have a material unfavorable impact on our net sales of Breast Products, including the impact on inventory levels and inventory adjustments we may need to make in order to address uncertainty regarding Silimed’s ability to manufacture our Breast Products, the feasibility and timing of production capacity at Silimed’s alternate facility, the uncertainty and timing regarding regulatory requirements Silimed must satisfy in order to be able manufacture our Breast Products for commercial sale in the U.S., and uncertainty of our customers’ responsiveness to our market re-entry plans after we had imposed our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

We sell our products in the United States through a direct sales organization consisting of 45 employees, including 38 sales representatives and 7 sales managers, as of June 30, 2016.

Recent Developments

The following is a summary of significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2016. For additional developments see our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the period ended March 31, 2016.

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for Sientra’s breast implant products.  Vesta is a Lubrizol LifeSciences Company and leading medical device contract manufacturer of silicone products and other medical devices headquartered in Wisconsin.

Components of Operating Results

Net Sales

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased Breast Products. We commenced sales of our Breast Products in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales. However, sales of our Breast Products accounted for 79% of our net sales for the three and six months ended June 30, 2016, as compared to 98% of our net sales for the three and six months ended June 30, 2015.  The percentage decrease in sales of Breast Products for the 2016 periods reflects the combined effect of the temporary hold on sales and implanting of Breast Products until March 1, 2016 and the commercial introduction of our Scar Management Products as a result of the acquisition of bioCorneum® on March 9, 2016. Sales of Scar Management Products are included the results of operations from the date of acquisition and accounted for 18% of our net sales for the three and six months ended June 30, 2016.

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

Our Breast Products, tissue expanders and certain other products are manufactured in Brazil under an exclusive contract with Silimed. Under our contract with Silimed, each particular style of implant has a fixed unit cost. Our bioCorneum® Scar Management Products are manufactured in the U.S. under an exclusive contract with Formulated Solutions, LLC, or Formulated Solutions. Under our contract with Formulated Solutions, each particular product has a fixed unit cost.

In addition to product costs, we provide a commercial warranty on our silicone gel-filled breast implants. The warranty covers device ruptures in certain circumstances. Estimated warranty costs are recorded at the time of sale. Our warehouse and other related costs include labor, rent, product shipments from our third-party manufacturer and other related costs.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits and stock-based compensation for our executive, financial, legal, business development and administrative functions.  Other G&A expenses include outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, employee benefits, facilities and information technologies expenses. In 2015, G&A expenses also include the federal excise tax on the sale of our medical devices in the United States.

We expect future G&A expenses to increase as we build our finance, legal, information technology, human resources and other general administration resources to continue to advance the commercialization of our products.  In addition, we expect to continue to incur G&A expenses in connection with operating as a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act, as well as legal counsel and litigation expenses in connection with the lawsuits styled as class actions of the Company’s stockholders filed in the fourth quarter of 2015.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income and changes in the fair value of common stock warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in the notes to the unaudited condensed financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(unaudited, in thousands)
Statement of operations data
Net sales	$6,244	$14,206
Cost of goods sold	1,745	3,937
Gross profit	4,499	10,269
Operating Expenses
Sales and marketing	6,287	6,951
Research and development	3,062	1,497
General and administrative	5,357	3,943
Total operating expenses	14,706	12,391
Loss from operations	(10,207)	(2,122)
Other income (expense), net
Interest income	16	7
Interest expense	(12)	(671)
Other income (expense), net	10	(206)
Total other income (expense), net	14	(870)
Net loss	$(10,193)	$(2,992)

Net Sales

Net sales decreased $8.0 million, or 56.0%, to $6.2 million for the three months ended June 30, 2016, as compared to $14.2 million for the three months ended June 30, 2015.  Net sales of our Breast Products decreased $8.9 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as a result of our controlled re-entry to market designed to optimize our supply of Breast Product inventory. The decrease in Breast Product net sales was offset by $1.0 million of Scar Management Product net sales, for the three months ended June 30, 2016, following the acquisition of bioCorneum® on March 9, 2016.

As of June 30, 2016, our sales organization included 38 sales representatives as compared to 46 sales representatives as of June 30, 2015.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $2.2 million, or 55.7%, to $1.7 million for the three months ended June 30, 2016, as compared to $3.9 million for the three months ended June 30, 2015.  This decrease was primarily due to a decrease in sales volume driven by our controlled re-entry into the marketplace.

The gross margins for the three months ended June 30, 2016 and 2015 were 72.1% and 72.3%, respectively. The decrease was primarily due to an incremental $0.1 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold and greater fixed overhead as a percentage of net sales.

Sales and Marketing Expenses

Sales and marketing decreased $0.7 million, or 9.6%, to $6.3 million for the three months ended June 30, 2016, as compared to $7.0 million for the three months ended June 30, 2015. This decrease consisted of a $0.7 million decrease in marketing costs due to lower no‑charge customer shipping costs and less direct and online marketing activities in the period.

Research and Development Expenses

R&D expenses increased $1.6 million, or 104.5%, to $3.1 million for the three months ended June 30, 2016, as compared to $1.5 million for the three months ended June 30, 2015. This increase was primarily due to a $1.5 million increase in product development costs and consulting fees.

General and Administrative Expenses

G&A expenses increased $1.4 million, or 35.9%, to $5.4 million for the three months ended June 30, 2016, as compared to $3.9 million for the three months ended June 30, 2015.  This increase consisted primary of a $1.5 million increase in outside legal counsel and litigation expenses, along with an increase in acquisition-related costs, a $0.3 million increase in stock compensation expense, offset by a $0.2 million decrease in medical device excise tax costs as a result of the suspension of the tax during calendar years 2016 and 2017.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2016 was primarily associated with interest income on cash held in a money market account and income recognized for the change in fair value of warrants. Other income (expense), net for the three months ended June 30, 2015 was primarily associated with interest expense on our Oxford term loans, which were repaid in full in the fourth quarter of 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(unaudited, in thousands)
Statement of operations data
Net sales	$7,715	$26,640
Cost of goods sold	2,506	7,174
Gross profit	5,209	19,466
Operating Expenses
Sales and marketing	11,396	13,805
Research and development	5,317	2,753
General and administrative	10,642	7,664
Total operating expenses	27,355	24,222
Loss from operations	(22,146)	(4,756)
Other income (expense), net:
Interest income	31	7
Interest expense	(13)	(1,339)
Other income (expense), net	(2)	(288)
Total other income (expense), net	16	(1,620)
Net loss	$(22,130)	$(6,376)

Net Sales

Net sales decreased $18.9 million, or 71.0%, to $7.7 million for the six months ended June 30, 2016, as compared to $26.6 million for the six months ended June 30, 2015.  Net sales of our Breast Products decreased $20.0 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, as a result of both our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016 and our controlled re-entry to market designed to optimize our supply of Breast Products inventory. The decrease in Breast Product net sales were offset by $1.1 million of Scar Management Product net sales for the six months ended June 30, 2016, following the acquisition of bioCorneum® on March 9, 2016.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $4.7 million, or 65.1%, to $2.5 million for the six months ended June 30, 2016, as compared to $7.2 million for the six months ended June 30, 2015.  This decrease was due to a decrease in sales volume driven by both our voluntary hold on sales from October 9, 2015 to March 1, 2016 and our controlled re-entry into the marketplace, offset by an incremental $0.4 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold.

The gross margins for the six months ended June 30, 2016 and 2015 were 67.5% and 73.1%, respectively.  This decrease was primarily due to an incremental $0.4 million reserve for inventory obsolescence recorded for product that we estimate to expire prior to being sold and greater fixed overhead as a percentage of net sales.

Sales and Marketing Expenses

Sales and marketing decreased $2.4 million, or 17.5%, to $11.4 million for the six months ended June 30, 2016, as compared to $13.8 million for the six months ended June 30, 2015. This decrease consisted primarily of a $1.7 million decrease in marketing costs due to lower no‑charge customer shipping costs and less direct and online marketing activities in the period and as well as a $0.8 million decrease in employee-related costs for the sales department.

Research and Development Expenses

R&D expenses increased $2.6 million, or 93.1%, to $5.3 million for the six months ended June 30, 2016, as compared to $2.8 million for the six months ended June 30, 2015. This increase was primarily due to a $1.7 million increase in product development costs and consulting fees.

General and Administrative Expenses

G&A expenses increased $3.0 million, or 38.9%, to $10.6 million for the six months ended June 30, 2016, as compared to $7.7 million for the six months ended June 30, 2015.  This increase consisted primary of a $2.4 million increase in outside legal counsel and litigation expenses, along with an increase in acquisition-related costs, a $0.4 million increase in stock compensation expense, a $0.3 million increase in amortization expense related to the bioCorneum® acquisition, and a $0.3 million increase in bad debt expense, offset by a $0.5 million decrease in medical device excise tax costs as a result of the suspension of the tax during calendar years 2016 and 2017.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2016 was primarily associated with interest income on cash held in a money market account offset by expense recognized for the change in fair value of warrants. Other income (expense), net for the six months ended June 30, 2015 was primarily associated with interest expense on our Oxford term loans, which were repaid in full in the fourth quarter of 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability.  To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings. As of June 30, 2016, we had no long-term debt.

In November 2014, we completed our IPO of common stock in which we sold 5,750,000 shares at a price of $15.00 per share, raising approximately $77.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.0 million and offering expenses of approximately $3.2 million.

On September 23, 2015, we completed a  follow-on public offering of common stock in which we sold 3,000,000 shares at a price of $22.00 per share, raising approximately $61.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and offering expenses of approximately $0.6 million.

As of June 30, 2016, we had $86.2 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs.  We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur in connection with reestablishing our inventory supply as a result of the fire in Silimed’s manufacturing facility, as well as expenses we may incur defending against litigation claims, including the lawsuits styled as class actions filed in the fourth quarter of 2015, may have a material effect on our future cash outflows and our liquidity. As a result, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or other sources.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(19,496)	$(6,580)
Investing activities	(7,633)	(511)
Financing activities	487	21
Net change in cash and cash equivalents	$(26,642)	$(7,070)

Cash used in operating activities

Net cash used in operating activities was $19.5 million during the six months ended June 30, 2016, as compared to $6.6 million during the six months ended June 30, 2015. The increase in cash used in operating activities between the six months ended June 30, 2016 and 2015 was primarily associated with the increase in net loss of $15.8 million and a decrease in customer deposits, offset by a decrease in inventory.

Cash used in investing activities

Net cash used in investing activities was $7.6 million during the six months ended June 30, 2016 as compared to $0.5 million during the six months ended June 30, 2015. The increase in cash used in investing activities between the six months ended June 30, 2016 and 2015 was primarily due to a $0.3 million increase in property and equipment purchases and a $6.8 million cash outflow for the acquisition of bioCorneum®.

Cash used in financing activities

Net cash provided by financing activities was $0.5 million during the six months ended June 30, 2016 as compared to $21 thousand during the six months ended June 30, 2015.  The increase in cash provided by financing activities was primarily the result of $0.4 million in contributions from common stock issued under the employee stock purchase plan.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•

our continued ability to rely on Silimed to manufacture and supply our silicone gel breast implants, tissue expanders and certain other products or the timing and availability of alternative manufacturing sources;

•	net sales generated by our Breast Products, Scar Management Products, and any other future products that we may develop and commercialize;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and

•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	cost of ongoing compliance with recent regulatory inquiries involving Silimed;

•	costs associated with our own review and testing at Silimed’s manufacturing facilities and of our own inventory;

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

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  For a discussion of other factors that may impact our future liquidity and capital funding requirements, see “Risk Factors — Risks Related to Our Financial Results.”

Contractual Obligations and Commitments

As of June 30, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, we had $86.2 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of our officers as defendants, or the Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added a claim under Section 11 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss, and the Sientra Defendants and Underwriter Defendants filed separate replies on May 5, 2016. On June 9, 2016, the court granted in part and denied in part the Motions to Dismiss.  On July 14, 2016, the Sientra Defendants moved the court to reconsider its June 9, 2016 order and grant the Motions to Dismiss in full. On August 4, 2016, lead plaintiffs filed an opposition to the motion for reconsideration.

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

On May 20, 2016, the United States District Court for the Northern District of California granted plaintiffs’ Motions to Remand, and the San Mateo Superior Court received the remanded cases on May 27, 2016.  On July 19, 2016, the San Mateo Superior Court consolidated the three lawsuits.  On August 2, 2016, plaintiffs filed their consolidated complaint. On August 5, 2016, defendants filed a motion to stay all proceedings in favor of the class action filed in the United States District Court for the Central District of California.

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

Risks Relating to Our Business and Our Industry

There have been several foreign regulatory inquiries which have affected our ability to rely on Silimed, our sole source, third-party manufacturer and supplier of our silicone gel breast implants, tissue expanders and certain other products.*

We currently rely on Silimed, our sole source, third-party manufacturer located in Brazil, to manufacture and supply our silicone gel breast implants, tissue expanders and certain other products. Several recent events have occurred which have affected our ability to rely on Silimed as our source for these products in the short and long term.

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

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced that while they would continue to review the technical compliance related to GMP of Silimed’s manufacturing facility, as a precautionary measure, they temporarily suspended the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra.

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced their authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence that the presence of surface particles on the silicone implants represented risks which are additional to the ones inherent in the product.  However, Silimed would continue to be suspended from manufacturing and commercializing new batches of implants until an inspection is performed to reassess the fulfillment of its GMP compliance.  On July 11, 2016, after completing an inspection of Silimed’s facility, ANVISA announced the reinstatement of Silimed’s GMP certificate and their ability to manufacture commercial products. The GMP certificate is effective as of July 8, 2016 and is valid for two years. The Silimed facility that has been approved for manufacturing is an alternate facility to where Sientra products were previously manufactured.  However, the products manufactured in the alternate facility cannot be sold in the U.S. until Silimed submits a PMA supplement for the facility, their operations have been fully validated to U.S. FDA standards and they have successfully passed an FDA inspection.

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

The suspension of the sale and manufacturing of Silimed’s products by foreign regulatory agencies, our uncertainty regarding the resolution of the regulatory inquiries and our uncertainty as to when Silimed may be able to resume manufacturing our products may result in a delay or inability for us to meet our demand to supply our products in a timely manner and as a result, our ability to generate net sales may be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products, any of which could materially adversely and severely affect our business, financial condition and results of operations.

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter the market after our voluntary suspension of the sale of Sientra devices manufactured by Silimed.*

As a result of the regulatory inquiries into Silimed products, between October 9, 2015 and March 1, 2016, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. We have been in ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed products, and conducted our own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. Each of the FDA, ANVISA and MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Additionally, the FDA and ANVISA indicated that there have been no reports of adverse events related to this issue. After extensive independent, third-party testing and analyses of our finished goods inventory indicated no anticipated significant safety concerns with the use of our products, including our breast implants, consistent with their FDA approval status in 2012, as of March 1, 2016, we lifted the temporary hold on the sale of our devices manufactured by Silimed and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans.  Although our market re-entry decision was based on extensive testing and detailed independent third party reviews, we depend on a positive reception from our Plastic Surgeon customers and their patients to be able to reestablish the market position we had prior to the voluntary suspension.  Our re-entry into the market requires us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our plastic surgery consultants are working diligently to solidify the trust and support of all our Plastic Surgeons during this important phase of our market re-entry, however, if we are not successful in re-establishing these relationships, adapting our business systems, or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

The fire at one of Silimed’s manufacturing buildings has affected our ability to rely on Silimed as our source for our silicone gel breast implants, tissue expanders and certain other products.*

On October 22, 2015, there was a fire at one of Silimed’s two manufacturing buildings in Rio de Janeiro, Brazil. The fire occurred in the building where Sientra’s breast implants are primarily manufactured, or building F2. Silimed has indicated to us that a smaller production facility in Silimed’s second building, or building F1, which was not impacted by the fire, has the potential to be modified for breast implant manufacturing. In order to commence the manufacturing of breast implants, certain areas in building F1 would need to be reconfigured and receive certification and approval by appropriate regulatory bodies. We are working with Silimed to seek clarity as to the near and long-term capabilities of Silimed’s manufacturing operations, including the status of equipment that is used to manufacture breast implants and the potential feasibility, production capacity and timing related to Silimed’s ability to manufacture our breast implants.  The delay in the manufacturing of our breast implants caused by the fire, our uncertainty regarding when Silimed’s facility will be operational and able to manufacture our breast implants, and the extent of the damage caused by the fire may have a severe impact on our ability to meet our demand to supply our products in a timely manner and as a result, our financial condition and results of operations may be adversely affected.

We may not be able to find an alternate manufacturer if Silimed is unable to resume manufacturing.*

If Silimed is unable to resume manufacturing of our silicone gel breast implants, tissue expanders and certain other products, or if Silimed becomes unwilling to manufacture and supply our products once it is able to resume manufacturing, we may not be able to replace Silimed quickly.  Although we are collaborating with Vesta towards establishing a dedicated contract manufacturing facility for Sientra’s breast implant products, we have not entered into a definitive manufacturing agreement with Vesta, nor has Vesta been qualified as a manufacturer to source our implants. Indeed, we must submit a PMA Supplement to the FDA before Vesta can commence manufacturing of our products, and the timing of when we submit such PMA Supplement, or when we obtain FDA approval, if any, could be subject to delays, some of which are beyond our control. Moreover, we need to negotiate the terms of a definitive manufacturing agreement with Vesta or any other alternate manufacturer and they would have to be qualified with the FDA, which is an expensive and time-consuming process.  A decision to not execute a manufacturing agreement with Vesta, or any delays or our inability to qualify Vesta or another alternate manufacturer could result in a supply interruption, which could materially adversely affect our business, financial condition and results of operations.

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

•	we may not be able to timely respond to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components;

•	our products may be mishandled while in production or in preparation for transit;

•	we are subject to transportation and import and export risk, particularly given the global nature of our supply chain;

•	the third-party manufacturer may discontinue manufacturing and supplying products to us for risk management reasons;

•	the third-party manufacturer may lose access to critical services and components, resulting in an interruption in the manufacturing or shipment of our products;

•	the third-party manufacturer may encounter financial or other hardships unrelated to us and our demand for products, which could inhibit our ability to fulfill our orders;

•	there may be delays in analytical results or failure of analytical techniques that we depend on for quality control and release of products;

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

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of June 30, 2016, we had an accumulated deficit of $197.4 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and our follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We commenced sales of our breast implants in the second quarter of 2012.  For the six months ended June 30, 2016, our net loss was $22.1 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues related to Silimed’s manufacturing capacity and ongoing regulatory and qualification concerns. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.*

Our Breast Products have historically accounted for substantially all of our net sales and we expect our net sales to continue to be based primarily on sales of our Breast Products. Our ability to manage our inventory supply issues related to Silimed’s ongoing manufacturing capacity and regulatory and qualification concerns, the potential loss of market acceptance of our Breast Products, and any adverse rulings by regulatory authorities, any adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, would adversely affect our business, financial condition and results of operations.

Any negative publicity concerning our products could harm our business and reputation and negatively impact our financial results.*

The responses of potential patients, physicians, the news media, legislative and regulatory bodies and others to information about complications or alleged complications of our products, including the suspension of Silimed’s CE certificate by TUV SUD, and the subsequent suspension by ANVISA on the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra, could result in negative publicity and could materially reduce market acceptance of our products.  These responses or any investigations and potential resulting negative publicity may have a material adverse effect on our business and reputation and negatively impact our financial condition, results of operations or the market price of our common stock.  In addition, significant negative publicity could result in an increased number of product liability claims against us.

We may not realize the benefits of our acquisition of bioCorneum® which may be subject to additional risks and uncertainties.*

We recently acquired bioCorneum®, an advanced silicone gel scar management product from Enaltus, LLC for $7.4 million in an effort to add a differentiated and complementary product that serves the needs of board-certified plastic surgeons while diversifying our business mix. Our acquisition of bioCorneum® involves risks and uncertainties including that we have limited experience in the scar management industry, our management’s attention may be diverted from our existing business as we attempt to integrate bioCorneum® and the integration may not be successful. Additionally, bioCorneum+® is an over the counter product registered with the FDA, and there may be risks associated with the use of bioCorneum® including skin irritation, rash, itching or accidental application into the eye or ingestion. We also rely on Formulated Solutions, LLC as our sole source, third-party manufacturer of bioCorneum® and if Formulated Solutions, LLC becomes unable or unwilling to supply bioCorneum®, we may not be able to find an alternate supplier in a timely manner. We do not know if we will be able to successfully integrate bioCorneum® into our existing business, or whether unforeseen risks associated with the use of bioCorneum® will materialize and our potential inability to integrate bioCorneum® effectively or realize anticipated synergies may adversely affect our business, financial condition and results of operations.

Silimed relies on a sole source, third-party supplier of the medical-grade silicone used in its silicone gel breast implants, tissue expanders and certain other products.*

Silimed, our sole source, third-party manufacturer and supplier of our silicone gel breast implants, tissue expanders and certain other products relies on Applied Silicone Corporation, or ASC, an affiliate of Nusil Technology LLC, or Nusil, as its sole source, third-party supplier of medical-grade silicone based in Santa Paula, California, for the silicone gel used in its breast implants, tissue expanders and certain other products. Other than ASC and Nusil, there are few suppliers of medical-grade silicone available.  If ASC becomes unable or unwilling to supply medical-grade silicone to Silimed, Silimed may not be able to find an alternate supplier in a timely manner, since the availability of suppliers of medical-grade silicone is limited. In addition, ASC may discontinue manufacturing and supplying products to Silimed for risk management reasons, lose access to critical services and components, resulting in an interruption in the manufacturing or shipment of our products, or encounter financial or other hardships unrelated to Silimed and our demand for products, which could inhibit its ability to fulfill Silimed’s orders. If Silimed is able to resume manufacturing our products, and any of these risks related to Silimed’s reliance on ASC materialize, our business, financial condition and results of operations could be adversely affected.

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

We may not realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.*

In addition to our recent acquisition of bioCorneum®, from time to time, we may consider opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. Potential partnerships or acquisitions involve numerous risks, including:

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

The long-term safety of our products has not fully been established and our breast implants are currently under study in our PMA post-approval studies, which could reveal unanticipated complications.*

We have been marketing our silicone gel breast implants in the United States with pre-market approval from the FDA since 2012. However, there could still be unanticipated complications or unforeseen health consequences of being implanted with our silicone gel breast implants over the long-term (defined as 10 years or more). Additionally, we rely on our clinical data to make favorable comparisons of our product to our competitive products, and our longer term data may change over time. Further, future studies or clinical experience may indicate that treatment with our products is not differentiated to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if long-term results and experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of clearance or approval by the FDA or other applicable regulatory bodies and significant legal liability.

Among the long-term health risks of breast implants which are being studied is the possible association between breast implants and a rare form of cancer called anaplastic large-cell lymphoma.*

In January 2011, the FDA indicated that there was a possible association between saline and silicone gel-filled breast implants and anaplastic large-cell lymphoma, or ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product label, which is approved by the FDA, has been required to contain a description of ALCL as a possible, though rare, outcome. Since its report in January 2011, the FDA continued to gather information about ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, the American Society of Plastic Surgeons, or ASPS, and other organizations. In January 2016, the FDA reiterated, after a review of information since 2011, that ALCL is a very rare condition and the FDA recommended the same measures as it had before for health care providers and patients.  Further studies or clinical experience may indicate that breast implants, including our products, expose individuals to a more substantial risk of developing ALCL or other unexpected complications. As a result, we may be exposed to increased regulatory scrutiny, negative publicity and lawsuits from any individual who may develop ALCL after using our products, any of which could have a significant negative impact on our results of operations or financial condition. Moreover, if long-term results and clinical experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of regulatory clearances and approvals and significant legal liability.

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

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability would suffer.

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

We may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our corporate headquarters and certain other facilities are located in Santa Barbara, California, which in the past has experienced both severe earthquakes and wildfires.  We do not carry earthquake insurance.  Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2016, we had approximately 86 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

•	the length of time that Silimed is unable to manufacture our Breast Products as a result of manufacturing capacity and ongoing regulatory and qualification concerns at Silimed’s facility;
•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants, tissue expanders and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our recent acquisition of bioCorneum®;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the recent regulatory inquiries of Silimed’s medical devices on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products; and
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of June 30, 2016, we had $86.2 million in cash and cash equivalents. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the continued growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, and potential partnerships or strategic acquisitions could significantly increase our expenses.  In addition, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur in connection with reestablishing our inventory supply and expenses we may incur defending against litigation claims, may have a material effect our future cash outflows and our financial condition.

Our future capital requirements will depend on many factors, including:

•

our continued ability to rely on Silimed to manufacture and supply our silicone gel breast implants, tissue expanders and certain other products or the timing and availability of alternative manufacturing sources;

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

We and our third-party manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products.  The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities.  The FDA may conduct inspections or audits at any time.  If we or our manufacturers fail to adhere to QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our manufacturers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us, which could delay production of our products and may include:

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

If we fail to obtain and maintain regulatory approval in Canada, our market opportunities will be reduced.

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

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.*

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  For example, our common stock price declined from $20.58 to $2.78 from September 23, 2015 to November 17, 2015 as a result of the recent events concerning Silimed. These factors include those discussed in this “Risk Factors” section of this Form 10-Q and others such as:

•	a determination that our Silimed-manufactured products are not in compliance with regulatory requirements, or its facilities are not maintained in compliance with regulatory requirements;
•	a slowdown in the medical device industry, the aesthetics industry or the general economy;
•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	changes in earnings estimates or recommendations by securities analysts;

•	fluctuations in the values of companies perceived by investors to be comparable to us;
•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;
•	competition from existing technologies and products or new technologies and products that may emerge;
•	the entry into, modification or termination of agreements with our sales representatives or distributors;
•	developments with respect to intellectual property rights;
•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;
•	our ability to develop and market new and enhanced products on a timely basis;
•	our ability to integrate and achieve the anticipated benefits of our recent acquisition of bioCorneum®;
•	our commencement of, or involvement in, litigation;
•	additions or departures of key management or technical personnel; and
•	changes in laws or governmental regulations applicable to us.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of August 4, 2016, our executive officers, directors and principal stockholders beneficially owned approximately 47.0% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of August 4, 2016, we had approximately 18,134,497 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Based on shares outstanding as of August 4, 2016, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 4,948,780 shares of common stock became eligible for sale in the public market, approximately 19,003 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 6,287,277 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

On March 7, 2016 we adopted an Inducement Plan pursuant to which our board of directors may grant stock options or restricted stock units which may be exercised or settled, as applicable, for up to an initial aggregate of 180,000 shares of our common stock, to new employees as inducement material to such new employees entering into employment with us which we have registered on a Registration Statement on Form S-8. These shares can be freely sold in the public market once vested in accordance with Rule 144, including volume restrictions applicable to “control securities” held by our officers and directors.

As of August 4, 2016, options to purchase an aggregate of 2,995,223 shares of our common stock were outstanding under our 2007 Plan, our 2014 Plan and our Inducement Plan, which have been registered on a Registration Statement on Form S-8, and an additional, 173,591 shares of common stock are reserved for issuance under our 2014 Plan and our Inducement Plan are registered on the Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance and once vested in accordance with Rule 144, including volume restrictions applicable to “control securities” held by our officers and directors.

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

As of June 30, 2016, the number of shares of common stock reserved for issuance under our 2014 plan was 2,045,495. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2015, or 719,736 shares.

Our board of directors adopted our ESPP in July 2014 and our stockholders approved the ESPP in October 2014. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The ESPP became effective upon the completion of the IPO. As of June 30, 2016, the number of shares of common stock reserved for issuance under our ESPP was 584,563. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2015, or 179,934 shares.

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

Our management team may invest or spend the proceeds from our IPO and our follow-on public offering in ways with which you may not agree or in ways which may not yield a return.*

Our management has considerable discretion in the application of the net proceeds from our public offerings, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. For example, we used a portion of the net proceeds from our public offerings to repay our long-term debt.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

Upon receipt, the net proceeds from our IPO and our follow-on public offering were held in cash and cash equivalents, primarily bank money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 29, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 23, 2015. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management has broad discretion in the application of the net proceeds. As of June 30, 2016, we have used approximately $24.5 million of the proceeds to repay outstanding debt and $7.0 million for the acquisition of bioCorneum® and related transaction costs.

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

SIENTRA, INC.

August 9, 2016	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

August 9, 2016	By:	/s/ Matthew Pigeon
Matthew Pigeon
Chief Financial Officer and Treasurer