Form 10-Q
period 2016-09-30
Sientra, Inc.
filed 2016-11-09
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 18,594,257.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$79,282	$112,801
Accounts receivable, net of allowances of $3,890 and $1,116 at September 30, 2016 and December 31, 2015, respectively	2,812	4,249
Inventories, net	19,048	20,602
Insurance recovery receivable	9,282	—
Prepaid expenses and other current assets	1,429	1,473
Total current assets	111,853	139,125
Property and equipment, net	2,076	1,404
Goodwill	3,273	—
Other intangible assets, net	3,586	53
Other assets	231	223
Total assets	$121,019	$140,805
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,201	$4,069
Accrued and other current liabilities	7,507	6,959
Legal settlement payable	10,900	—
Customer deposits	6,200	9,488
Total current liabilities	27,808	20,516
Warranty reserve and other long-term liabilities	2,141	1,418
Total liabilities	29,949	21,934
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 18,666,984 and 18,066,143 and outstanding 18,594,257 and 17,993,416 shares at September 30, 2016 and December 31, 2015 respectively	186	180
Additional paid-in capital	298,514	294,227
Treasury stock, at cost (72,727 shares at September 30, 2016 and December 31, 2015)	(260)	(260)
Accumulated deficit	(207,370)	(175,276)
Total stockholders’ equity	91,070	118,871
Total liabilities and stockholders’ equity	$121,019	$140,805

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$6,531	$9,929	$14,246	$36,569
Cost of goods sold	1,814	2,933	4,319	10,107
Gross profit	4,717	6,996	9,927	26,462
Operating expenses:
Sales and marketing	5,137	6,282	16,533	20,087
Research and development	2,052	2,143	7,370	4,896
General and administrative	7,302	4,140	17,945	11,804
Total operating expenses	14,491	12,565	41,848	36,787
Loss from operations	(9,774)	(5,569)	(31,921)	(10,325)
Other income (expense), net:
Interest income	16	12	47	19
Interest expense	(105)	(1,608)	(118)	(2,947)
Other (expense) income, net	(52)	561	(54)	273
Total other income (expense), net	(141)	(1,035)	(125)	(2,655)
Loss before income taxes	(9,915)	(6,604)	(32,046)	(12,980)
Income taxes	48	—	48	—
Net loss	$(9,963)	$(6,604)	$(32,094)	$(12,980)

Basic and diluted net loss per share attributable to common stockholders	$(0.55)	$(0.43)	$(1.77)	$(0.86)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	18,208,112	15,207,870	18,111,593	15,022,022

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,094)	$(12,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	734	232
Provision for doubtful accounts	384	40
Provision for warranties	133	445
Provision for inventory	519	355
Change in fair value of warrants	57	(274)
Non-cash interest expense	23	1,387
Stock-based compensation expense	2,630	1,759
Loss on disposal of property and equipment	124	—
Deferred income taxes	48	—
Changes in assets and liabilities:
Accounts receivable	1,053	1,511
Prepaid expenses, other current assets and other assets	(58)	20
Inventories	1,136	(851)
Insurance recovery receivable	(9,282)	—
Accounts payable	(986)	295
Accrued and other liabilities	460	1,082
Legal settlement payable	10,900	—
Customer deposits	(3,288)	(1,048)
Net cash used in operating activities	(27,507)	(8,027)
Cash flows from investing activities:
Purchase of property and equipment	(916)	(844)
Business acquisition	(6,759)	—
Net cash used in investing activities	(7,675)	(844)
Cash flows from financing activities:
Proceeds from exercise of stock options	910	113
Proceeds from issuance of common stock, net of underwriters discount	—	62,040
Proceeds from issuance of common stock under ESPP	753	564
Deferred equity issuance costs, IPO	—	(72)
Deferred equity issuance costs, follow-on offering	—	(77)
Repayment of long-term debt	—	(1,487)
Net cash provided by financing activities	1,663	61,081
Net (decrease) increase in cash and cash equivalents	(33,519)	52,210
Cash and cash equivalents at:
Beginning of period	112,801	96,729
End of period	$79,282	$148,939

Supplemental disclosure of cash flow information:
Interest paid	$96	$1,570
Supplemental disclosure of non-cash investing and financing activities:
Accrued equity issuance costs	$—	$566
Property and equipment in accounts payable	140	36
Acquisition of business, deferred and contingent consideration obligations at fair value	550	—

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Notes to the Condensed Financial Statements

(Unaudited)

1. Formation and Business of the Company

a.Formation

Sientra, Inc., or the Company, was incorporated in the State of Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed its name to Sientra, Inc. in April 2007. The Company acquired substantially all the assets of Silimed, Inc. on April 4, 2007. The purpose of the acquisition was to acquire the rights to the silicone breast implant clinical trials, related product specifications and premarket approval, or PMA, assets. Following this acquisition, the Company focused on completing the clinical trials to gain Food and Drug Administration, or FDA, approval to offer its silicone gel breast implants in the United States.

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

In November 2014, the Company completed an initial public offering, or IPO, and its common stock is listed on the Nasdaq Stock Exchange under the symbol “SIEN.”

b.    Follow-On Offering

On September 23, 2015, the Company closed a follow-on public offering, whereby it sold 3,000,000 shares of its common stock, at a price to the public of $22.00 per share. The Company received net proceeds from the follow-on offering of approximately $61.4 million after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $0.6 million.

c.    Regulatory Inquiries Regarding Products Manufactured by Silimed

There have been recent regulatory inquiries related to medical devices manufactured by Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s sole source contract manufacturer for its silicone gel breast implants and certain other products.

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

On July 11, 2016, after completing an inspection of Silimed’s facility, ANVISA announced the reinstatement of Silimed’s GMP certificate and their ability to manufacture commercial products. The Brazilian GMP certificate is effective as of July 8, 2016 and is valid for two years. The Silimed facility that has been approved for manufacturing is an alternate facility to where Sientra products were previously manufactured, which was damaged by a fire on October 22, 2015, and it remains unclear as to whether the alternate facility is fully equipped to manufacture Sientra’s silicone gel breast implants. Moreover, even if the alternate facility was equipped to manufacture Sientra’s silicone gel breast implants, such products cannot be sold in the U.S. until a PMA supplement for that facility is submitted, Silimed’s operations have been fully validated to U.S. FDA standards and they have successfully passed an FDA inspection, the timing of which remains uncertain. Additionally, the suspension of Silimed’s CE certificate by TUV SUD remains in place and continues to limit Silimed’s ability to sell to countries requiring a CE mark. The Company’s existing manufacturing contract with Silimed expires on its terms in April 2017.

For more information on the status of the Company’s relationship with Silimed, see Note 12—Subsequent Events—Silimed Litigation.

2. Summary of Significant Accounting Policies

a.Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016, or the Annual Report. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

b.Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2016, Silimed is the Company’s sole source manufacturer of silicone gel breast implants and certain other products, but has not been able to resume manufacturing products for the Company. Accordingly, the Company continues to evaluate the availability of alternative manufacturing sources, including with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, which is establishing manufacturing capacity for the Company and is working with the Company to finalize a long-term supply arrangement for the Company’s PMA-approved breast implants. The continuation of the Company as a going concern is dependent upon many factors including Silimed’s ability to resume the manufacturing of the Company’s medical devices, resolution of any outstanding disputes with Silimed (see Note 12—Subsequent Events – Silimed Litigation), the availability of alternative manufacturing sources, including the entry into a long-term supply arrangement with Vesta or other manufacturers, and continued sale of the Company’s products. Since inception, the Company has incurred net losses. At September 30, 2016, the Company had cash and cash equivalents of $79.3 million. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, amongst other things, generating sufficient revenues. The Company believes that it has the ability to continue as a going concern for at least 12 months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d.Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2016, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board, or FASB, issued accounting standard update, or ASU, 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during the third quarter of 2016 on a prospective basis. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018.

Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Accounting Standard Codification Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This accounting standard update will be effective for the Company beginning in fiscal year 2019. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This accounting standard update will be effective for the Company beginning in fiscal year 2017. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments (Topic 230). The standard update addresses eight specific cash flow issues not currently addressed by GAAP, with the objective of reducing the existing diversity in practice of how these cash receipts and payments are presented and classified in the statement of cash flows. This accounting standard update will be effective for the Company beginning in fiscal year 2018. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

f.Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.Acquisition of bioCorneum®

On March 9, 2016, the Company entered into an assets purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to bioCorneum®, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of bioCorneum® aligns with the Company’s business development objectives and adds a complementary product that serves the needs of its customers. In connection with the acquisition, the Company recorded $2,000 and $0.2 million of professional fees for the three and nine months ended September 30, 2016, respectively, which are included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $7.4 million, which consisted of the following (in thousands):

Fair Value
Cash	$6,859
Deferred consideration	434
Contingent consideration	116
$7,409

The deferred consideration and contingent consideration consist of future royalty payments to be paid on a quarterly basis to Enaltus on future bioCorneum® sales for the 4.5 years beginning January 1, 2024. The Company has determined the fair value of the deferred consideration and contingent consideration at the acquisition date using a Monte Carlo simulation model. The fair value of the deferred consideration is based on the future minimum royalty payments using the risk-free U.S. Treasury yield curve discount rate. The minimum estimated future payments due under the deferred consideration are $0.5 million. The fair value of the contingent consideration is based on projected future bioCorneum® sales and a risk adjusted discount rate. The terms of the agreement do not provide for a limitation on the maximum potential future payments. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The deferred consideration and contingent consideration components are classified as an other long-term liability and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The condensed financial statements for the three and nine months ended September 30, 2016 include the results of operations of bioCorneum® from the date of acquisition.

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on March 9, 2016 (in thousands):

March 9,
2016
Inventory	$100
Prepaid expenses	36
Goodwill	3,273
Intangible assets	4,000
$7,409

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

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

4.Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred consideration and contingent consideration is discussed in Note 5. As of September 30, 2016, the Company had no outstanding long-term debt.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	117	117
Liability for deferred consideration	—	—	439	439
Liability for contingent consideration	—	—	131	131
	$—	—	687	687

	Fair Value Measurements as of
	December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	60	60
	$—	—	60	60

The liability for common stock warrants is included in “accrued and other current liabilities” and the liability for the deferred consideration and contingent consideration is included in the “warranty reserve and other long-term liabilities” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants, deferred and contingent consideration for which fair value is determined by Level 3 inputs (in thousands):

Warrant Liability
Balance, December 31, 2015	$60
Increase in fair value through September 30, 2016	57
Balance, September 30, 2016	$117

Deferred Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related deferred consideration	434
Deferred consideration accretion expense	5
Balance, September 30, 2016	$439

Contingent Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related contingent consideration	116
Contingent consideration accretion expense	15
Balance, September 30, 2016	$131

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance as of December 31	$1,332	$961
Payments made during the period	(19)	(15)
Changes in accrual related to warranties issued during the period	134	438
Changes in accrual related to pre-existing warranties	(1)	7
Balance as of September 30	$1,446	$1,391

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss (in thousands)	$(9,963)	$(6,604)	$(32,094)	$(12,980)
Weighted average common shares outstanding, basic and diluted	18,208,112	15,207,870	18,111,593	15,022,022
Net loss per share attributable to common stockholders	$(0.55)	$(0.43)	$(1.77)	$(0.86)

The Company excluded the following potentially dilutive securities, outstanding as of September 30, 2016 and 2015, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	September 30,
	2016	2015
Stock options to purchase common stock	1,760,596	1,354,989
Warrants for the purchase of common stock	47,710	47,710
	1,808,306	1,402,699

8.Balance Sheet Components

a.Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $3.5 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $0.4 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively, recorded net against accounts receivable in the balance sheet.

b.Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Leasehold improvements	$86	$86
Laboratory equipment and toolings	1,343	366
Computer equipment	283	277
Software	569	655
Office equipment	129	137
Furniture and fixtures	725	724
	3,135	2,245
Less accumulated depreciation	(1,059)	(841)
	$2,076	$1,404

Depreciation expense for the three months ended September 30, 2016 and 2015 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $0.2 million and $0.2 million, respectively.

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

The changes in the carrying amount of goodwill during the nine months ended September 30, 2016 were as follows (in thousands):

Balances as of December 31, 2015
Goodwill	$14,278
Accumulated impairment losses	(14,278)
—

Goodwill acquired (Note 3)	3,273

Balances as of September 30, 2016
Goodwill	17,551
Accumulated impairment losses	(14,278)
$3,273

The components of the Company’s other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Acquired FDA non-gel product approval	$1,713	$1,713
Customer relationships	3,200	—
Trade name	800	—
Non-compete agreement	30	—
Less accumulated amortization	(2,157)	(1,660)
	$3,586	$53

Amortization expense for the three months ended September 30, 2016 and 2015 was $0.2 million and $15,000, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $0.5 million and $46,000, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of September 30, 2016 (in thousands):

Amortization
Period	Expense
Remainder of 2016	$210
2017	813
2018	612
2019	464
2020	353
$2,452

d.Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued clinical trial and research and development expenses	$96	$215
Audit, consulting and legal fees	2,876	1,208
Payroll and related expenses	1,831	2,494
Accrued commission	1,925	1,960
Warrant liability	117	60
Other	662	1,022
	$7,507	$6,959

9.Stockholders’ Equity

a.Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2016 and December 31, 2015, the Company had no preferred stock issued or outstanding.

b.Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of September 30, 2016, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of September 30, 2016, a total of 2,045,495 shares of the Company’s common stock were reserved for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of September 30, 2016, inducement grants for 30,000 shares have been awarded, and 150,000 shares were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2015	2,785,672	$6.66	6.60
Granted	271,753	6.14
Exercised	(474,799)	1.92
Forfeited	(49,205)	15.32
Balances at September 30, 2016	2,533,421	$7.33	7.02

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $0.4 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense was $1.2 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $3.5 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of 2.57 years.

d.Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan. The RSUs issued vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balances at December 31, 2015	17,993	$3.88
Granted	557,240	8.21
Vested	(3,375)	3.88
Balances at September 30, 2016	571,858	$8.09

Stock-based compensation expense for RSUs for the three months ended September 30, 2016 and 2015 was $0.5 million and $0, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2016 and 2015 was $1.1 million and $0, respectively. As of September 30, 2016, there was $3.5 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.11 years.

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

As of September 30, 2016, the number of shares of common stock reserved for issuance under the ESPP was 584,563.  During the nine months ended September 30, 2016, employees purchased 122,667 shares of common stock at a weighted average price of $6.14 per share.  As of September 30, 2016, the number of shares of common stock available for future issuance was 417,646.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense related to the ESPP was $0.3 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

10.Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities associated with indefinite lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived intangible assets. Tax expense was $48,000 and $0 for the three and nine months ended September 30, 2016 and 2015, respectively.

11.Commitments and Contingencies

a.Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Rent expense was $0.4 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

b.Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of its officers as defendants, or Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added a claim under Section 11 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss, and the Sientra Defendants and Underwriter Defendants filed separate replies on May 5, 2016. On June 9, 2016, the court granted in part and denied in part the Motions to Dismiss.  On July 14, 2016, the Sientra Defendants moved the court to reconsider its June 9, 2016 order and grant the Motions to Dismiss in full. On August 4, 2016, lead plaintiffs filed an opposition to the motion for reconsideration. On August 12, 2016, the court denied the motion for reconsideration, and the Sientra Defendants and the Underwriter Defendants each filed an answer to the consolidated amended complaint.

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

On September 13, 2016, the parties to the actions pending in the San Mateo Superior Court and the United States District Court for the Central District of California signed a memorandum of understanding that sets forth the material deal points of a settlement that covers both actions and includes class-wide relief. On September 13, 2016 and September 20, 2016, respectively, the parties filed notices of settlement in both courts. On September 22, 2016, the United States District Court for the Central District of California stayed that action pending the court’s approval of a settlement. On September 23, 2016, the San Mateo Superior Court stayed that action as well pending the court’s approval of a settlement.

As a result of these developments, the Company has determined a probable loss has been incurred and has recognized a net charge to earnings of approximately $1.6 million within general and administrative expense which is comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.3 million. The Company has classified the loss contingency as “legal settlement payable” and the expected insurance proceeds as “insurance recovery receivable” on the accompanying condensed balance sheets. While it is possible that the Company may incur a loss greater than the amounts recognized in the accompanying interim financial statements, the Company is unable to determine a range of possible losses greater than the amount recognized.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.

12.Subsequent Events

a.	Acquisition of Certain Assets of Specialty Surgical Products, Inc.

On November 2, 2016, pursuant to an Asset Purchase Agreement, or Purchase Agreement, by and among the Company and Specialty Surgical Products, Inc., or SSP, the Company acquired certain assets, consisting of the Dermaspan™, Softspan™, Allox® and Allox2® tissue expanders, from SSP for the purchase price of $5.0 million in cash, along with contingent cash payments of up to an additional $2.0 million if certain future revenue targets are met.  The assets acquired consist of accounts receivable, inventory, consigned inventory, tooling, intellectual property and regulatory approvals, specified contracts and the associated assumed liabilities. The acquisition of these products aligns with the Company’s business development objectives and adds complementary products that serve the needs of its customers.

The Company expects to account for the transaction as a business combination and is in the process of determining the allocation of the purchase price to acquired assets and assumed liabilities. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed is pending the completion of an independent appraisal and other evaluations and therefore further disclosures have not been made.

Pro forma results of operations have not been presented because the effect of the business combination was not material to the Company's condensed results of operations.

b.	Resignation of Matthew Pigeon as Chief Financial Officer; Separation Agreement

On October 26, 2016, Matthew Pigeon resigned from his position as Chief Financial Officer, Senior Vice President and Treasurer of the Company. The Company entered into a Separation Agreement, or the Separation Agreement, with Mr. Pigeon on November 7, 2016, pursuant to which, Mr. Pigeon is entitled to receive: (i) twelve (12) months of his base salary as in effect on the separation date paid in equal installments plus a payment of $78,750 for the remaining 2016 bonus earned by Mr. Pigeon in connection with the completion of the fiscal year prior to the separation date, consisting of (a) $52,500 payable upon separation and (b) $26,250 to be paid on January 30, 2017, and (ii) up to twelve (12) months of company-paid health insurance premiums to continue his coverage. The benefits provided for in the Separation Agreement are consistent with the benefits that Mr. Pigeon would have been entitled to receive under his Amended and Restated Employment Agreement had Mr. Pigeon been terminated without cause.

c.	Appointment of Patrick F. Williams as Chief Financial Officer; Employment Agreement

On October 26, 2016, the Company appointed Patrick F. Williams as its Chief Financial Officer, Senior Vice President and Treasurer. In connection with the appointment, the Company entered into an Employment Agreement, or the Employment Agreement, with Mr. Williams on October 26, 2016, pursuant to which: (i) Mr. William’s annual base salary will be three hundred fifty thousand dollars, (ii) Mr. Williams shall be eligible to earn an annual discretionary performance-based bonus of up to 50% of his base salary, and (iii) for the partial 2016 calendar year, Mr. Williams shall also be eligible for a discretionary performance-based bonus paid on a pro-rata basis to the extent that it is determined by the compensation committee of the board of directors. Additionally, on October 26, 2016, the compensation committee granted to Mr. Williams a nonqualified stock option under the Inducement Plan to purchase 300,000 shares of the Company’s common stock at a per share exercise price equal to the closing price of the Company’s common stock on the grant date. The stock options shall vest as follows: (i) 200,000 option shares shall vest and be exercisable as to 50,000 option shares on the one-year anniversary of the grant date, and as to 150,000 option shares, in thirty-six equal consecutive monthly installments commencing on the thirteenth month anniversary of the grant date, and (ii) 100,000 option shares shall vest and be exercisable in accordance with performance criteria established by the compensation committee.  Mr. Williams is also entitled to participate in all employee benefit programs for which he is eligible.

d.	Inducement Plan Increase

On October 26, 2016, the board of directors approved an increase to the share reserve under the Inducement Plan from 180,000 shares to 400,000 shares in order to cover in part the 300,000 share inducement grant awarded to Mr. Williams in connection with his appointment as the Company’s new Chief Financial Officer, Senior Vice President and Treasurer.  As of October 26, 2016, 70,000 shares remain available for future awards under the Inducement Plan.

e.	Silimed Litigation

On November 6, 2016, Silimed filed a lawsuit in the U.S. District Court for the Southern District of New York naming the Company as the defendant and alleging breach of contract of the Amended and Restated Exclusivity Agreement executed by the Company and Silimed in April 2007, or the 2007 Agreement, unfair competition, unjust enrichment, and misappropriation of trade secrets against the Company. In its complaint, Silimed alleges that the Company’s theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for the Company to develop its own manufacturing capability that the Company intends to use to manufacture its PMA-approved products.  Silimed is seeking a declaration that the Company is in material breach of the 2007 Agreement, a preliminary and permanent injunction to prevent the Company’s allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.

The Company believes Silimed’s claims are legally and factually unsupported and intends to defend this lawsuit vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

Our breast implants were approved by the U.S. Food and Drug Administration, or FDA, in 2012, based on data we collected from our ongoing, long‑term clinical trial, or the Study, of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and includes the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The

MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the Study are subject to serial MRI screenings as part of the clinical protocol. The clinical data we collected over a nine‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench studies run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We sell our Breast Products exclusively to board‑certified and board‑admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi‑year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 6,500 board‑certified plastic surgeons in the United States. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten‑year limited warranty that we believe is the best in the industry based on: providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first CapCon Care Program, or C3 Program, through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

Between October 9, 2015 and March 1, 2016, we voluntarily suspended the sale of all Sientra devices manufactured by our sole manufacturer and supplier, Silimed, due to the suspension of Silimed’s CE certificate by TUV SUD, Silimed’s notified body under EU regulations, followed by Brazilian regulatory inquiries and a temporary suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, and recommended that plastic surgeons discontinue implanting the devices until further notice. See Note 1c to our Condensed Financial Statements for more information on the history of these developments with Silimed.

After ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, Good Manufacturing Practices, or GMP, and data-based risk assessment, on March 1, 2016, we lifted the temporary hold on sales and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans. We have limited inventory of our Breast Products manufactured by Silimed due to (i) the fire on October 22, 2015 at the manufacturing building where Silimed primarily manufactured our breast implants, and (ii) Silimed’s inability to manufacture products (only recently reinstated by ANVISA on July 11, 2016) for commercial sale in the U.S. at their alternate facility, which will require Sientra to submit a PMA supplement for the alternate facility and require the manufacturing operations to receive a validation of U.S. FDA standards and a successful FDA inspection, the timing of which is uncertain.  Accordingly, we developed and communicated to our Plastic Surgeons a controlled market re-entry plan designed to optimize our inventory supply.

There are several uncertainties regarding the events involving Silimed that may continue to have a material unfavorable impact on our net sales of Breast Products manufactured by Silimed, including the impact on inventory levels and inventory adjustments, and uncertainty of our customers’ responsiveness to our market re-entry plans after we had imposed our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

Our existing manufacturing contract with Silimed expires on its terms on April 1, 2017. We cannot provide assurance that Silimed will be able to qualify its alternate facility and manufacture and ship new products to us. Moreover, on November 6, 2016, Silimed filed a lawsuit against us alleging, among other things, a material breach of the existing manufacturing contract.  Accordingly, we have increasingly focused our efforts on identifying and qualifying an alternate manufacturing supplier.

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for our Breast Products.  Vesta is a Lubrizol LifeSciences Company and leading medical device contract manufacturer of silicone products and other medical devices headquartered in Wisconsin.

We sell our products in the United States through a direct sales organization consisting of 45 employees, including 38 sales representatives and 7 sales managers, as of September 30, 2016.

Recent Developments

The following is a summary of significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2016. For additional developments see the Annual Report and our Quarterly Reports on Form 10-Q for the period ended March 31, 2016 and June 30, 2016.

•

On November 2, 2016, we entered into an asset purchase agreement with Specialty Surgical Products, Inc. to acquire the Dermaspan™, Softspan™, Allox® and Allox2® tissue expanders for the purchase price of $5.0 million in cash, along with contingent cash payments of up to an additional $2.0 million if certain future revenue targets are met. The acquisition of these products aligns with our business development objectives and adds complementary products that serve the needs of our customers.

•

On October 26, 2016, we appointed Patrick F. Williams as our new Chief Financial Officer, Senior Vice President and Treasurer in connection with the resignation of Matthew Pigeon, the Company’s former Chief Financial Officer, Senior Vice President and Treasurer.

•

On October 28, 2016, we announced that we had signed a memorandum of understanding that sets forth the material deal points of a settlement that covers all actions related to our outstanding shareholder class-action litigation. See Part II, Item 1 – Legal Proceedings for more information. The settlement, which will be memorialized in a stipulation of settlement, is subject to certain conditions, including applicable court approvals. As a result of these developments, we determined that a probable loss has been incurred and have recognized a net charge to earnings of approximately $1.6 million within general and administrative expense, which is comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.3 million. We have classified the loss contingency as “legal settlement payable” and the expected insurance proceeds as “insurance recovery receivable” on the accompanying condensed balance sheets.

•

On November 6, 2016, Silimed filed a lawsuit in the U.S. District Court for the Southern District of New York naming Sientra as the defendant and alleging breach of our existing manufacturing contract with Silimed, or the 2007 Agreement, unfair competition, unjust enrichment, and misappropriation of trade secrets against us.  Silimed is seeking a declaration that we are in material breach of the 2007 Agreement, a preliminary and permanent injunction to prevent our allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.  We believe Silimed’s claims are legally and factually unsupported and intend to defend this lawsuit vigorously.  For more information, See Part II, Item 1 – Legal Proceedings and Part II, Item 1A – Risk Factors – “We are in litigation with Silimed, our sole source supplier of our silicone gel breast implants and certain other products.”

Components of Operating Results

Net Sales

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased Breast Products. We commenced sales of our Breast Products in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales. However, sales of our Breast Products accounted for 77% and 97% of our net sales for the three months ended September 30, 2016 and 2015, respectively, and 78% and 98% of our net sales for the nine months ended September 30, 2016 and 2015, respectively. The percentage decrease in sales of Breast Products for the 2016 periods reflects the combined effect of the temporary hold on sales and implanting of Breast Products until March 1, 2016, our controlled re-entry to market designed to optimize our supply of Breast Products inventory and the commercial introduction of our Scar Management Products as a result of the acquisition of bioCorneum® on March 9, 2016. Sales of Scar Management Products are included in the results of operations from the date of acquisition and accounted for 20% of our net sales for the three months ended September 30, 2016 and 19% of our net sales for the nine months ended September 30, 2016.

We expect that, in the future, assuming a favorable outcome of the aforementioned recent events with Silimed or the successful establishment and transition of our manufacturing process to Vesta, that our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures.  We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients’ planning their surgery leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product warranties and warehouse and other related costs.

Our Breast Products and certain other products are currently manufactured in Brazil by Silimed. Under our contract with Silimed, each particular style of implant has a fixed unit cost. Our bioCorneum® Scar Management Products are manufactured in the U.S. by Formulated Solutions, LLC, or Formulated Solutions. Under our contract with Formulated Solutions, each particular product has a fixed unit cost.

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

We expect future G&A expenses to increase as we continue to build our finance, legal, information technology, human resources and other general administration resources to continue to advance the commercialization of our products.  In addition, we expect to continue to incur G&A expenses in connection with operating as a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income and changes in the fair value of common stock warrants.

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the period ending December 31, 2016. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets. However, we have deferred tax liabilities associated with indefinite lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and have provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived intangible assets.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Annual Report.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in the notes to the unaudited condensed financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
	(unaudited, in thousands)
Statement of operations data
Net sales	$6,531	$9,929
Cost of goods sold	1,814	2,933
Gross profit	4,717	6,996
Operating Expenses
Sales and marketing	5,137	6,282
Research and development	2,052	2,143
General and administrative	7,302	4,140
Total operating expenses	14,491	12,565
Loss from operations	(9,774)	(5,569)
Other income (expense), net
Interest income	16	12
Interest expense	(105)	(1,608)
Other (expense) income, net	(52)	561
Total other income (expense), net	(141)	(1,035)
Loss before income taxes	(9,915)	(6,604)
Income taxes	48	—
Net loss	$(9,963)	$(6,604)

Net Sales

Net sales decreased $3.4 million, or 34.2%, to $6.5 million for the three months ended September 30, 2016, as compared to $9.9 million for the three months ended September 30, 2015.  Net sales of our Breast Products decreased $4.6 million to $5.0 million for the three months ended September 30, 2016, as compared to $9.6 million for the three months ended September 30, 2015, as a result of our controlled re-entry to market designed to optimize our supply of Breast Product inventory. The decrease in Breast Product net sales was offset by $1.3 million of Scar Management Product net sales for the three months ended September 30, 2016.

As of September 30, 2016, our sales organization included 38 sales representatives as compared to 45 sales representatives as of September 30, 2015.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $1.1 million, or 38.2%, to $1.8 million for the three months ended September 30, 2016, as compared to $2.9 million for the three months ended September 30, 2015.  This decrease was primarily due to a decrease in sales volume driven by our controlled re-entry into the marketplace.

The gross margins for the three months ended September 30, 2016 and 2015 were 72.2% and 70.5%, respectively. This increase was primarily due to a decrease in inventory write-offs of 1.1 percentage points and a decrease in warranty costs of 0.6 percentage points.  The decrease in inventory write-offs resulted from the timing and recognition of products anticipated to expire prior to being sold. The decrease in warranty costs resulted from improved rupture rates as indicated by our ongoing clinical studies.

Sales and Marketing Expenses

Sales and marketing decreased $1.1 million, or 18.2%, to $5.1 million for the three months ended September 30, 2016, as compared to $6.3 million for the three months ended September 30, 2015. This decrease consisted primarily of a $0.7 million decrease in employee related costs as a result of a decrease in headcount, and a $0.3 million decrease in marketing costs due to lower no‑charge customer shipping costs and less direct marketing activities.

Research and Development Expenses

There was no material change in the amount of R&D expenses for the three months ended September 30, 2016 and 2015.  R&D expenses were consistent in both periods.

General and Administrative Expenses

G&A expenses increased $3.2 million, or 76.4%, to $7.3 million for the three months ended September 30, 2016, as compared to $4.1 million for the three months ended September 30, 2015.  This increase consisted primary of a $1.5 million increase in outside legal counsel and litigation expenses, a $1.6 million probable loss incurred related to the proposed settlement of the class action securities litigation, and a $0.2 million increase in stock compensation expense.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2016 was primarily associated with interest income on cash held in a money market account, interest paid on inventory payable and expense recognized for the change in fair value of warrants. Other income (expense), net for the three months ended September 30, 2015 was primarily associated with interest income on cash held in a money market account, interest expense on our Oxford term loans, which were repaid in full in the fourth quarter of 2015 and income recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the three months ended September 30, 2016 was associated with a deferred tax liability associated with indefinite lived intangibles from the bioCorneum® acquisition that cannot offset our deferred tax assets. There was no income tax expense for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited, in thousands)
Statement of operations data
Net sales	$14,246	$36,569
Cost of goods sold	4,319	10,107
Gross profit	9,927	26,462
Operating Expenses
Sales and marketing	16,533	20,087
Research and development	7,370	4,896
General and administrative	17,945	11,804
Total operating expenses	41,848	36,787
Loss from operations	(31,921)	(10,325)
Other income (expense), net
Interest income	47	19
Interest expense	(118)	(2,947)
Other (expense) income, net	(54)	273
Total other income (expense), net	(125)	(2,655)
Loss before income taxes	(32,046)	(12,980)
Income taxes	48	—
Net loss	$(32,094)	$(12,980)

Net Sales

Net sales decreased $22.3 million, or 61.0%, to $14.2 million for the nine months ended September 30, 2016, as compared to $36.6 million for the nine months ended September 30, 2015.  Net sales of our Breast Products decreased $24.6 million to $11.1 million for the nine months ended September 30, 2016, as compared to $35.7 million for the nine months ended September 30, 2015, as a result of both our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016 and our controlled re-entry to market designed to optimize our supply of Breast Products inventory. The decrease in Breast Product net sales were offset by $2.7 million of Scar Management Product net sales for the nine months ended September 30, 2016, following the acquisition of bioCorneum® on March 9, 2016.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $5.8 million, or 57.3%, to $4.3 million for the nine months ended September 30, 2016, as compared to $10.1 million for the nine months ended September 30, 2015.  This decrease was due to a decrease in sales volume driven by both our voluntary hold on sales from October 9, 2015 to March 1, 2016 and our controlled re-entry into the marketplace.

The gross margins for the nine months ended September 30, 2016 and 2015 were 69.7% and 72.4%, respectively.  The decrease for the nine months ended September 30, 2016 was primarily due to increased inventory write-offs of 2.8 percentage points and increased fixed overhead costs of 0.8 percentage points, partially offset by increased sales of our Scar Management Products, which generally have higher gross margins.  The increase in inventory write-offs resulted from the timing and recognition of products anticipated to expire prior to being sold.  The increase in fixed overhead costs was a result of our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016.

Sales and Marketing Expenses

Sales and marketing decreased $3.6 million, or 17.7%, to $16.5 million for the nine months ended September 30, 2016, as compared to $20.1 million for the nine months ended September 30, 2015. This decrease consisted primarily of a $2.1 million decrease in marketing costs due to lower no‑charge customer shipping costs and less direct marketing activities as well as a $1.3 million decrease in employee-related costs as a result of a decrease in headcount.

Research and Development Expenses

R&D expenses increased $2.5 million, or 50.5%, to $7.4 million for the nine months ended September 30, 2016, as compared to $4.9 million for the nine months ended September 30, 2015. This increase was primarily due to a $2.3 million increase in product development costs and consulting fees.

General and Administrative Expenses

G&A expenses increased $6.1 million, or 52.0%, to $17.9 million for the nine months ended September 30, 2016, as compared to $11.8 million for the nine months ended September 30, 2015.  This increase consisted primary of a $4.0 million increase in outside legal counsel and litigation expenses, a $1.6 million probable loss incurred related to the proposed settlement of the class action securities litigation, a $0.7 million increase in stock compensation expense and a $0.5 million increase in amortization expense related to the bioCorneum® acquisition, offset by a $0.6 million decrease in medical device excise tax costs as a result of the suspension of the tax during calendar years 2016 and 2017.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2016 was primarily associated with interest income on cash held in a money market account, interest paid on inventory payable and expense recognized for the change in fair value of warrants. Other income (expense), net for the nine months ended September 30, 2015 was primarily associated with interest income on cash held in a money market account, interest expense on our Oxford term loans, which were repaid in full in the fourth quarter of 2015 and income recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2016 was associated with a deferred tax liability associated with indefinite lived intangibles from the bioCorneum® acquisition that cannot offset the deferred tax asset. There was no income tax expense for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings. As of September 30, 2016, we had no long-term debt.

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

As of September 30, 2016, we had $79.3 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, the Mentor litigation, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs. In addition, we have used cash to fund recent acquisitions, including $5.0 million for the acquisition of assets from Specialty Surgical Products, Inc., which closed on November 2, 2016. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, expenses we may continue to incur in connection with establishing new manufacturing capacity with Vesta, as well as expenses we may incur defending against litigation claims, including the Silimed litigation, may have a material effect on our future cash outflows and our liquidity. As a result, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or from other sources.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(27,507)	$(8,027)
Investing activities	(7,675)	(844)
Financing activities	1,663	61,081
Net change in cash and cash equivalents	$(33,519)	$52,210

Cash used in operating activities

Net cash used in operating activities was $27.5 million during the nine months ended September 30, 2016, as compared to $8.0 million during the nine months ended September 30, 2015. The increase in cash used in operating activities between the nine months ended September 30, 2016 and 2015 was primarily associated with the increase in net loss of $19.1 million and a decrease in customer deposits.

Cash used in investing activities

Net cash used in investing activities was $7.7 million during the nine months ended September 30, 2016, as compared to $0.8 million during the nine months ended September 30, 2015. The increase in cash used in investing activities between the nine months ended September 30, 2016 and 2015 was primarily due to $6.8 million cash outflow for the acquisition of bioCorneum®.

Cash provided by financing activities

Net cash provided by financing activities was $1.7 million during the nine months ended September 30, 2016, as compared to $61.1 million during the nine months ended September 30, 2015.  The decrease in cash provided by financing activities was primarily the result of $62.0 million in cash proceeds from the follow-on offering in 2015.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the timing and availability of alternative manufacturing sources, including Vesta, and costs associated with procuring and qualifying such manufacturing capacity;

•	net sales generated by our Breast Products, Scar Management Products, and any other future products that we may develop and commercialize;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;

•	new product acquisition and development efforts, including for the purchase of assets from SSP;
•	facilities expansion needs;
•	investment in inventory required to meet customer demands; and
•	expenses we incur in connection with defending against litigation, including the Silimed litigation.

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

Contractual Obligations and Commitments

As of September 30, 2016, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, we had $79.3 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Class Action Shareholder Litigation

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of our officers as defendants, or the Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added a claim under Section 11 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss, and the Sientra Defendants and Underwriter Defendants filed separate replies on May 5, 2016. On June 9, 2016, the court granted in part and denied in part the Motions to Dismiss.  On July 14, 2016, the Sientra Defendants moved the court to reconsider its June 9, 2016 order and grant the Motions to Dismiss in full. On August 4, 2016, lead plaintiffs filed an opposition to the motion for reconsideration. On August 12, 2016, the court denied the motion for reconsideration, and the Sientra Defendants and the Underwriter Defendants each filed an answer to the consolidated amended complaint.

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

On September 13, 2016, the parties to the actions pending in the San Mateo Superior Court and the United States District Court for the Central District of California signed a memorandum of understanding that sets forth the material deal points of a settlement that covers both actions and includes class-wide relief. On September 13, 2016, and September 20, 2016, respectively, the parties filed notices of settlement in both courts. On September 22, 2016, the United States District Court for the Central District of California stayed that action pending the court’s approval of a settlement. On September 23, 2016, the San Mateo Superior Court stayed that action as well as pending the court’s approval of a settlement.

As a result of these developments, we have determined that a probable loss has been incurred and have recognized a net charge to earnings of approximately $1.6 million within general and administrative expense which is comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.3 million. We have classified the loss contingency as “legal settlement payable” and the expected insurance proceeds as “insurance recovery receivable” on the accompanying condensed balance sheets. While it is possible that we may incur a loss greater than the amounts recognized in the accompanying interim financial statements, we are unable to determine a range of possible losses greater than the amount recognized.

Silimed Litigation

On November 6, 2016, Silimed filed a lawsuit in the U.S. District Court for the Southern District of New York naming Sientra as the defendant and alleging breach of contract of the Amended and Restated Exclusivity Agreement executed by Sientra and Silimed in April 2007, or the 2007 Agreement, unfair competition, unjust enrichment, and misappropriation of trade secrets against us.  In its complaint, Silimed alleges that our theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for us to develop our own manufacturing capability that we intend to use to manufacture our PMA-approved products.  Silimed is seeking a declaration that we are in material breach of the 2007 Agreement, a preliminary and permanent injunction to prevent our allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.  We believe that Silimed’s claims are legally and factually unsupported and intend to defend this lawsuit vigorously.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe we have meritorious defenses and intend to defend these lawsuits vigorously.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in Item 1A of the Annual Report.

Risks Relating to Our Business and Our Industry

We may not be able to procure and qualify a new manufacturer for our silicone gel breast implants and other products previously manufactured by Silimed.*

Our existing manufacturing contract with Silimed, our sole source, third-party manufacturer located in Brazil, expires on its terms on April 1, 2017, and we cannot provide assurance that Silimed will be able to resume manufacturing and shipping new products to us.

Although we continue to collaborate with Vesta towards establishing a dedicated contract manufacturing facility for Sientra’s breast implant products, we have not yet entered into a definitive manufacturing agreement with Vesta, nor has Vesta been qualified as a manufacturer to source our implants. Indeed, we must submit a PMA Supplement to the FDA before Vesta can commence manufacturing of our products, and the timing of when we submit such PMA Supplement, or when we obtain FDA approval, if any, could be subject to delays, some of which are beyond our control. Moreover, we need to negotiate the terms of a definitive manufacturing agreement with Vesta or any other alternate manufacturer and they would have to be qualified with the FDA, which is an expensive and time-consuming process. A decision to not execute a manufacturing agreement with Vesta, or any delays or our inability to qualify Vesta or negotiate a manufacturing agreement and qualify another alternate manufacturer could result in a supply interruption, which would materially adversely affect our business, financial condition and results of operations.

We are in litigation with Silimed, our sole source supplier of our silicone gel breast implants and certain other products.*

On November 6, 2016, Silimed filed a lawsuit in the U.S. District Court for the Southern District of New York naming Sientra as the defendant and alleging breach of contract of the Amended and Restated Exclusivity Agreement executed by Sientra and Silimed in April 2007, or the 2007 Agreement, unfair competition, unjust enrichment, and misappropriation of trade secrets against us.  In its complaint, Silimed alleges that our theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for us to develop our own manufacturing capability that we intend to use to manufacture our PMA-approved products.  Silimed is seeking a declaration that we are in material breach of the 2007 Agreement, a preliminary and permanent injunction to prevent our allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.

We believe Silimed’s claims are legally and factually unsupported and intend to defend this lawsuit vigorously.  However, we cannot provide assurance that we will be successful in our defense.  If Silimed were to succeed in establishing that any protectable Silimed IP rights are in fact unlawfully compromised by our new manufacturing relationship with Vesta in a manner that warrants injunctive relief, we could be subject to an injunction which may delay or otherwise hinder our ability to procure and qualify an alternate manufacturing supplier of our silicone gel breast implants and certain other products, and we could be required to pay Silimed damages, which risks could have a material adverse effect on our business, results of operations and financial condition depending on the scope of any injunctive relief and the size of any damage award. Silimed also seeks declaratory and injunctive relief as to alleged IP rights that it does not claim to be directly associated with Sientra’s relationship with Vesta.  Adverse effects, if any, on our business results of operations and financial condition with respect to such claims are difficult to assess.  In any event, we expect to incur increased costs associated with defending this lawsuit and the diversion of our management’s attention from the existing business, which could also adversely affect our results of operations and financial condition.

There have been several foreign regulatory inquiries which have affected our ability to rely on Silimed, our sole source, third-party manufacturer and supplier of our silicone gel breast implants and certain other products.*

Historically, we have relied on Silimed to manufacture and supply our silicone gel breast implants and certain other products. Our existing contract with Silimed expires on its terms in April 2017 and several recent events have occurred which have affected our ability to rely on Silimed as our source for these products in the short and long term.

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

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced their authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence that the presence of surface particles on the silicone implants represented risks which are additional to the ones inherent in the product.  However, Silimed would continue to be suspended from manufacturing and commercializing new batches of implants until an inspection is performed to reassess the fulfillment of its GMP compliance. On July 11, 2016, after completing an inspection of Silimed’s facility, ANVISA announced the reinstatement of Silimed’s GMP certificate and their ability to manufacture commercial products. The Brazilian GMP certificate is effective as of July 8, 2016 and is valid for two years. The Silimed facility that has been approved for manufacturing is an alternate facility to where Sientra products were previously manufactured, which was damaged by a fire on October 22, 2015, and it remains unclear as to whether the alternate facility is fully equipped to manufacture our products. Moreover, even if the alternate facility was equipped to manufacture our products, such products cannot be sold in the U.S. until a PMA supplement for the facility is submitted, Silimed’s operations have been fully validated to U.S. FDA standards and they have successfully passed an FDA inspection, the timing of which remains uncertain.

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

Most recently, on November 6, 2016, Silimed filed a lawsuit against us alleging, among other things, a material breach of the existing manufacturing contract.  For more information, see the risk factor above entitled “We are in litigation with Silimed, our sole source supplier of our silicone gel breast implants and certain other products.”

The suspension of the sale and manufacturing of Silimed’s products by foreign regulatory agencies, our uncertainty regarding the resolution of the regulatory inquiries or the Silimed litigation and our uncertainty as to whether Silimed may be able to resume manufacturing our products may result in a delay or inability for us to meet our demand to supply our products in a timely manner and as a result, our ability to generate net sales may be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products, any of which could materially adversely and severely affect our business, financial condition and results of operations.

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter the market after our voluntary suspension of the sale of Sientra devices manufactured by Silimed.*

As a result of the regulatory inquiries into Silimed products, between October 9, 2015 and March 1, 2016, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. We were in ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed products, and conducted our own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for particles on breast implants. Each of the FDA, ANVISA and MHRA noted that no risks to patient health have been identified in connection with implanting Silimed products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Additionally, the FDA and ANVISA indicated that there have been no reports of adverse events related to this issue. After extensive independent, third-party testing and analyses of our finished goods inventory indicated no anticipated significant safety concerns with the use of our products, including our breast implants, consistent with their FDA approval status in 2012, as of March 1, 2016, we lifted the temporary hold on the sale of our devices manufactured by Silimed and also sent a letter to our Plastic Surgeons informing them of our market re-entry plans.  Although our market re-entry decision was based on extensive testing and detailed independent third party reviews, we depend on a positive reception from our Plastic Surgeon customers and their patients to be able to reestablish the market position we had prior to the voluntary suspension.  Our re-entry into the market requires us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our plastic surgery consultants are working diligently to solidify the trust and support of all our Plastic Surgeons during this important phase of our market re-entry, however, if we are not successful in re-establishing these relationships, adapting our business systems, or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control may adversely affect the manufacturing and supply of our breast implants, tissue expanders and other products.*

Our reliance on any third-party manufacturer, including Silimed, Formulated Solutions, which supplies our Scar Management Products, and SiMatrix, a Vesta subsidiary that supplies the tissue expanders we recently acquired from Specialty Surgical Products, Inc., or SSP, involves a number of risks. Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging. Changes that our manufacturer may make outside the purview of our direct control can have an impact on our processes and quality as well as the successful delivery of products to Plastic Surgeons. Mistakes and mishandling are not uncommon and can affect production and supply. Some of these risks include:

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

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of September 30, 2016, we had an accumulated deficit of $207.4 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since the second quarter of 2012, our initial public offering and our follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the nine months ended September 30, 2016, our net loss was $32.0 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues related to Silimed’s manufacturing capacity and ongoing regulatory and qualification concerns, and the uncertainty and timing of securing and qualifying an alternate manufacturer. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.*

Our Breast Products have historically accounted for substantially all of our net sales and we expect our Breast Products to continue to be a substantial majority of our net sales. Our inability to manage our inventory supply issues related to Silimed’s ongoing manufacturing capacity and regulatory and qualification concerns, the inability to secure and qualify Vesta or another third party as an alternate manufacturer, the potential loss of market acceptance of our Breast Products, or any adverse rulings by regulatory authorities, any adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, would adversely affect our business, financial condition and results of operations.

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

We may not realize the benefits of our recent acquisitions which may be subject to additional risks and uncertainties.*

In March 2016, we acquired bioCorneum®, an advanced silicone gel scar management product from Enaltus.  In November 2016, we acquired certain assets, consisting of the Dermaspan™, Softspan™, Allox® and Allox2® tissue expanders, from SSP.  These acquisitions were made in an effort to add differentiated and complementary products that serve the needs of board-certified plastic surgeons while diversifying our business mix.

Our acquisition of bioCorneum® involves risks and uncertainties including that we have limited experience in the scar management industry, our management’s attention may be diverted from our existing business as we attempt to integrate bioCorneum® and the integration may not be successful. Additionally, bioCorneum+® is an over the counter product registered with the FDA, and there may be risks associated with the use of bioCorneum® including skin irritation, rash, itching or accidental application into the eye or ingestion. We also rely on Formulated Solutions as our sole source, third-party manufacturer of bioCorneum® and if Formulated Solutions becomes unable or unwilling to supply bioCorneum®, we may not be able to find an alternate supplier in a timely manner.

Our acquisition of the tissue expanders from SSP also involves risk and uncertainties including that our management’s attention may be diverted from our existing business as we integrate the Dermaspan™, Softspan™, Allox® and Allox2® tissue expanders; and the integration of these products into our existing business may not be successful or we may not achieve the anticipated benefits.  Additionally, these SSP products are currently manufactured and supplied by SiMatrix, a Vesta subsidiary, and if SiMatrix becomes unable or unwilling to supply these products, we may not be able to find an alternate supplier in a timely manner.

We do not know if we will be able to successfully integrate these recently acquired products into our existing business, or whether unforeseen risks associated with their uses will materialize. Our inability to integrate these acquired products effectively or realize anticipated synergies may adversely affect our business, financial condition and results of operations.

Silimed relies on a sole source, third-party supplier of the medical-grade silicone used in its silicone gel breast implants, tissue expanders and certain other products.*

Historically, Silimed has relied on Applied Silicone Corporation, or ASC, an affiliate of Nusil Technology LLC, or Nusil, as its sole source, third-party supplier of medical-grade silicone based in Santa Paula, California, for the silicone used to manufacture breast implants, tissue expanders and certain other products. Other than ASC and Nusil, there are few suppliers of medical-grade silicone available.  If ASC becomes unable or unwilling to supply medical-grade silicone to Silimed or another manufacturer, an alternate supply of medical-grade silicone may not be able to be found in a timely manner, since the availability of suppliers of medical-grade silicone is limited. In addition, ASC may discontinue manufacturing and supplying products to Silimed or another manufacturer for risk management reasons. A loss of access to critical services and components would likely result in an interruption in the manufacturing or shipment of our products.  In addition, if ASC were to encounter financial or other hardships, ASC may be unable to fulfill future orders. If any of these risks related to the reliance on ASC materialize, our business, financial condition and results of operations could be adversely affected.

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

We may not realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.*

In addition to our recent acquisitions of bioCorneum® and the tissue expanders from SSP, from time to time, we may consider opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. Potential partnerships or acquisitions involve numerous risks, including:

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

The long-term safety of our products has not fully been established and our breast implants are currently under study in our PMA post-approval studies, which could reveal unanticipated complications.*

We have been marketing our silicone gel breast implants in the United States with pre-market approval from the FDA since 2012. However, there could still be unanticipated complications or unforeseen health consequences of being implanted with our silicone gel breast implants over the long-term (defined as 10 years or more). Additionally, we rely on our clinical data to make favorable comparisons of our product to our competitive products, and our longer-term data may change over time. Further, future studies or clinical experience may indicate that treatment with our products is not differentiated to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if long-term results and experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of clearance or approval by the FDA or other applicable regulatory bodies and significant legal liability.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2016, we had approximately 86 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our recent acquisitions of bioCorneum® and the tissue expanders from SSP;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the recent regulatory inquiries of Silimed’s medical devices on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products;
•	our ability to expand the geographic reach of our sales and marketing efforts; and
•	our ability to successfully defend against the claims asserted in the Silimed litigation.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of September 30, 2016, we had $79.3 million in cash and cash equivalents. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the planned growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, and potential partnerships or strategic acquisitions could significantly increase our expenses.  In addition, we expect that the recent events involving Silimed, including our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur in connection with reestablishing our inventory supply and expenses we may incur defending against litigation claims, including the Silimed litigation, may have a material effect on our future cash outflows and our financial condition.

Our future capital requirements will depend on many factors, including:

•	the timing and availability of alternative manufacturing sources, including Vesta, and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our silicone gel breast implants and tissue expanders and any other future products that we may develop and commercialize;
•	expenses we incur in connection with the Silimed litigation, other potential litigation or governmental investigations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated general and administrative expenses.

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

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, negatively impact shareholder value and harm our reputation.  If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement.  Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others.  If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

The FDA could also reclassify some or all of our products that are currently classified as Class II to Class III requiring additional controls, clinical studies and submission of a PMA for us to continue marketing and selling those products. We cannot guarantee that the FDA will not reclassify any of our Class II devices into Class III and require us to submit a PMA for FDA review and approval of the safety and effectiveness of our product. Any delay in, or failure to receive or maintain clearance or approval for our products under development could prevent us from generating sales from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers.  Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

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

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.*

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  For example, our common stock price declined from $20.58 to $2.78 from September 23, 2015 to November 17, 2015 as a result of the recent events concerning Silimed. These factors include those discussed in this “Risk Factors” section of this Form 10-Q and others such as:

•	a determination that our Silimed-manufactured products are not in compliance with regulatory requirements, or its facilities are not maintained in compliance with regulatory requirements;
•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants, tissue expanders and certain other products;
•	a slowdown in the medical device industry, the aesthetics industry or the general economy;
•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in earnings estimates or recommendations by securities analysts;
•	fluctuations in the values of companies perceived by investors to be comparable to us;
•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;
•	competition from existing technologies and products or new technologies and products that may emerge;
•	the entry into, modification or termination of agreements with our sales representatives or distributors;
•	developments with respect to intellectual property rights;
•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;
•	our ability to develop and market new and enhanced products on a timely basis;
•	our ability to integrate and achieve the anticipated benefits of our recent acquisitions of bioCorneum® and the tissue expanders from SSP;
•	our commencement of, or involvement in, litigation;
•	additions or departures of key management or technical personnel; and
•	changes in laws or governmental regulations applicable to us.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 4, 2016, our executive officers, directors and principal stockholders beneficially owned approximately 44.9% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of November 4, 2016, we had approximately 18,594,257 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Based on shares outstanding as of November 4, 2016, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 4,948,220 shares of common stock became eligible for sale in the public market, approximately 18,443 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 6,287,277 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of November 4, 2016, options to purchase an aggregate of 3,378,645 shares of our common stock were outstanding under our 2007 Plan, our 2014 Plan and our Inducement Plan and an additional 121,131 shares of common stock are reserved for issuance under our 2014 Plan and our Inducement Plan. These shares can be freely sold in the public market upon issuance and once vested in accordance with Rule 144, including volume restrictions applicable to “control securities” held by our officers and directors.

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

As of September 30, 2016, the number of shares of common stock reserved for issuance under our 2014 plan was 2,045,495. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2015, or 719,736 shares.

As of September 30, 2016, the number of shares of common stock reserved for issuance under our ESPP was 584,563. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2016, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2015, or 179,934 shares.

Pursuant to the Inducement Plan that our board of directors approved in March 2016, our compensation committee of the board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, to new employees as inducements material to such new employees entering into employment with us in accordance with NASDAQ Marketplace Rule 5635(c)(4). Since the inception of the Inducement Plan, options to purchase 330,000 shares had been awarded by the compensation committee and the number of shares available for future grant was 70,000 shares. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors.

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

Upon receipt, the net proceeds from our IPO and our follow-on public offering were held in cash and cash equivalents, primarily bank money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 29, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 23, 2015. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management has broad discretion in the application of the net proceeds. As of September 30, 2016, we have used approximately $24.5 million of the proceeds to repay outstanding debt and $7.0 million for the acquisition of bioCorneum® and related transaction costs. On November 2, 2016, we entered into an asset purchase agreement with SSP to acquire the Dermaspan™, Softspan™, Allox® and Allox2® tissue expanders for the purchase price of $5.0 million in cash, along with contingent cash payments of up to an additional $2.0 million if certain future revenue targets are met.  We plan to use at least $5.0 million of the proceeds to pay the purchase price at the closing of this transaction, and, to the extent proceeds remain at the time the conditions are met for the contingent payments, we may use such proceeds to satisfy up to $2.0 million of additional contingent payments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Separation Agreement with Matthew Pigeon

As previously reported, on October 26, 2016, Matthew Pigeon resigned from his position as Chief Financial Officer, Senior Vice President and Treasurer of the Company.

On November 7, 2016, the Company entered into a Separation Agreement, or the Separation Agreement, with Mr. Pigeon pursuant to which, Mr. Pigeon is entitled to receive: (i) twelve (12) months of his base salary as in effect on the separation date paid in equal installments plus a payment of $78,750 for the remaining 2016 bonus earned by Mr. Pigeon in connection with the completion of the fiscal year prior to the separation date, consisting of (a) $52,500 payable upon separation and (b) $26,250 to be paid on January 30, 2017, and (ii) up to twelve (12) months of company-paid health insurance premiums to continue his coverage. The benefits provided for in the Separation Agreement are consistent with the benefits that Mr. Pigeon would have been entitled to receive under his Amended and Restated Employment Agreement had Mr. Pigeon been terminated without cause.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

10.1	Amended and Restated Employment Agreement with Charles Huiner, dated as of September 22, 2016.

10.2	Amended and Restated Employment Agreement with Matthew Pigeon, dated as of September 22, 2016.

10.3	Employment Agreement by and between the Registrant and Patrick F. Williams, dated October 26, 2016.

10.4	Separation Agreement by and between the Registrant and Matthew Pigeon, dated November 7, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

SIENTRA, INC.

November 9, 2016	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

November 9, 2016	By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer and Treasurer