Form 10-K
period 2016-12-31
Sientra, Inc.
filed 2017-03-14
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2016 as reported by NASDAQ Global Select Market on such date was approximately $65,626,788. Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2017, there were 18,833,933 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K, or Annual Report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward‑looking statements are often identified by the use of words such as, “anticipate,” “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “intend,” “expect,” “plan,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward‑looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward‑looking statements in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•	the timing and availability of alternative manufacturing sources and our ability to supply our silicone gel breast implants, tissue expanders and other products to our customers;
•	the success of our market reentry plan in light of limited inventory;
•	our ability to achieve profitability;
•	our ability to generate significant net sales through the sale of our silicone gel breast implants and other products;
•	the ability of our products to achieve and maintain market acceptance;
•	our ability to successfully commercialize our products;
•	our ability to comply with the applicable governmental regulations to which our products and operations are subject;
•	our ability to successfully integrate new products into our portfolio;
•	our ability to retain a high percentage of our customer base;
•	plans regarding the expansion of our sales force and marketing programs;
•	the productivity of our sales representatives and ability to achieve expected growth;
•	our assumptions about the breast implant market;
•	our ability to protect our intellectual property;
•	our ability to successfully defend against lawsuits filed against us and our officers; and
•	our estimates regarding expenses, net sales, capital requirements and needs for additional financing.

These forward‑looking statements involve risks and uncertainties as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward‑looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report.  We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that may impact the results and timing of certain events to differ materially from those expressed or implied in forward-looking statements.  In addition, we cannot guarantee future results, level of activity, performance or achievements. Any forward‑looking statement made by us in this Annual Report speaks only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of such statements.

PART I

Item 1.  Business

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We have recently expanded our product portfolio through two acquisitions.  We began selling bioCorneum®, an advanced silicone scar treatment directly to physicians after we acquired bioCorneum® from Enaltus LLC, or Enaltus, in March 2016.  Additionally, we began selling the AlloX2®, and Dermaspan™ lines of breast tissue expanders, as well as the Softspan™ line of general tissue expanders, after we acquired these product lines from Specialty Surgical Products, Inc., or SSP, in November 2016.

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 400 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective procedures that are generally performed on a cash‑pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including a High‑Strength Cohesive, or HSC, silicone gel and shell texturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the integration of our silicone implant shell and  High‑Strength Cohesive silicone gel used in our implants. The texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture.

Our breast implants were approved by the U.S. Food and Drug Administration, or FDA, in 2012, based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and includes the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial are subject to serial MRI screenings as part of the clinical protocol. The clinical data we collected over a nine‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench studies run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

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

We commenced sales of our breast implants in the United States in the second quarter of 2012. Our net sales were $20.7 million, $38.1 million and $44.7 million for the years ended December 31, 2016,  2015 and 2014, respectively. Our net loss was $40.2 million, $41.2 million and $5.8 million for the years ended December 31, 2016,  2015 and 2014, respectively.

Between October 9, 2015 and March 1, 2016, we voluntarily suspended the sale of all Sientra devices manufactured by Silimed Indústria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, due to the suspension of Silimed’s CE and ISO 13485 certifications by TÜV SÜD, Silimed’s notified body under EU regulations.  This was followed by Brazilian regulatory inquiries of Silimed and a suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, and their recommendation that plastic surgeons discontinue implanting the devices until further notice. See Note 1(e) to our Financial Statements for more information on the history of these developments with Silimed.

After ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, current Good Manufacturing Practices, or cGMP, and data-based risk assessment, on March 1, 2016, we lifted the temporary hold on sales.  We also informed our Plastic Surgeons of our controlled market re-entry plan designed to optimize our inventory supply, which continues to be limited as we finalize access to an alternative manufacturing source.

The events involving Silimed will likely continue to adversely impact our business, in particular due to the limitations on our existing inventory levels, the uncertainty of our customers’ responsiveness to our controlled market re-entry plan, the fact that Silimed filed a lawsuit against us alleging, among other things, a material breach of the existing manufacturing contract, and the fact that the manufacturing contract with Silimed expires on its terms on April 1, 2017.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

In response to these events and anticipated impacts on our business, we have increasingly focused our efforts on securing and qualifying an alternate manufacturing supplier.

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for our breast implants.  Vesta is a Lubrizol LifeSciences Company and leading medical device contract manufacturer of silicone products and other medical devices headquartered in Wisconsin. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants.  In addition, on March 14, 2017, we announced that we had submitted a pre‑market approval, or PMA, supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. For further details, see Item 9B — “Other Information.”

We sell our products in the United States through a direct sales organization, which as of December 31, 2016, consisted of 43 employees, including 36 sales representatives and 7 sales managers.

Our Market

The overall market for medical aesthetic procedures is significant, and awareness and acceptance of these procedures is growing in the United States. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, in 2015, consumers in the United States spent approximately $13.5 billion on aesthetic procedures overall, including both surgical and non‑invasive cosmetic treatments. Of this amount, more than $7.8 billion was spent on aesthetic surgical procedures.

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to ASAPS, over 305,000 primary breast augmentation procedures were performed in the United States in 2015. These procedures provide cosmetic solutions generally to enhance breast size and shape, correct breast asymmetries or help restore fullness after breastfeeding. For breast reconstruction, American Society of Plastic Surgeons, or ASPS, estimates that approximately 106,000 procedures were performed in the United States in 2015. These procedures are a surgical solution generally used to restore a breast to near normal shape and appearance following a mastectomy and typically utilize a breast tissue expander prior to implantation of a breast implant. Based on the number of procedures reported by ASAPS and by ASPS, and our estimates of average selling price, implant mix and implants per procedure, we estimate that the U.S. market for breast implants and breast tissue expanders exceeded $635 million in 2015.

Our Opportunity

We believe a significant opportunity exists in the U.S. marketplace due to the high barriers to entry in the U.S. breast implant market and the historical lack of product and service innovation for Plastic Surgeons.

For more than 20 years prior to the FDA approval of our breast implants in 2012, only two companies manufactured and distributed breast implants in the United States. We believe that this market concentration is largely a result of the considerable costs and risks associated with the lengthy regulatory approval process required by the FDA, which has created a significant barrier to entry in the U.S. breast implant market. All new breast implants require PMA approval from the FDA before they may be marketed in the United States. The PMA application process is lengthy and uncertain, and it must be supported by valid scientific evidence, which typically requires long‑term follow‑up of a large number of enrolled patients, as well as extensive pre‑clinical, clinical and other product data to demonstrate safety and effectiveness. We believe that in the near term, it is likely that the companies currently providing silicone gel breast implants in the United States will continue to be the only companies servicing the U.S. silicone breast implant market.

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

Our Competitive Strengths

We believe that we are well positioned to take advantage of opportunities afforded by current market dynamics. By focusing on products with technologically differentiated characteristics, demonstrating strong clinical data, offering more product choices and providing services tailored specifically to the needs of Plastic Surgeons, we believe we can enhance our position in the breast implant market. Our competitive strengths include:

Differentiated silicone gel and texturing technologies.  We incorporate differentiated technologies into our proprietary breast implants to distinguish ourselves from our competitors, including our silicone shell, High‑Strength Cohesive silicone gel and a textured surface. Our breast implants offer a desired balance between strength, shape retention and softness due to the High-Strength Cohesive silicone gel used in our products. In addition, the texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture.

Strong clinical trial outcomes.  Our clinical trial results demonstrate the safety and effectiveness of our breast implants. Our breast implants were approved by the FDA based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States. The clinical data we collected over a nine-year follow-up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, based on our competitors’ published nine-year data.

Innovative services that deliver an improved customer experience.  Our Breast Product customer service offerings are intended to accommodate and anticipate the needs of Plastic Surgeons so they can focus on providing better services to their patients. We provide a ten‑year limited warranty that we believe is the best in the industry based on: providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first C3 Program through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants. We also offer specialized educational initiatives and a streamlined ordering, shipping and billing process.

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

Our Strategy

Our objective is to become a leading global provider of differentiated medical aesthetic products and services tailored to meet the needs of physicians, allowing us to deliver on our commitment to enhance and make a difference in patients’ lives. We are mainly focused on the breast implant and breast tissue expander markets and our share of them in the United States, and intend to continue to leverage our capabilities into new or complementary aesthetic products or technologies and new geographic markets or market segments. To achieve our objective, we are pursuing the following business strategies:

Create awareness of our differentiated technologies, products and services with Plastic Surgeons and consumers.  Since we commenced commercial operations, we have focused most of our marketing efforts on Plastic Surgeons to promote and create awareness of the benefits of our products. Among other marketing programs targeted at Plastic Surgeons, we offer educational initiatives exclusively to Plastic Surgeons through our Sientra Education Forums, and we have continued our consumer-directed efforts, including an exclusive collaboration with RealSelf.com.  We believe that continuing to invest in expanding marketing initiatives will have a positive impact on our business.

Selectively pursue acquisitions and expand into new markets.  We may continue to selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies, and allow us to compete in new geographic markets or market segments or to increase our market share. For example, we began selling bioCorneum® directly to physicians after we acquired bioCorneum® from Enaltus in March 2016. We began selling the AlloX2® and Dermaspan™ lines of breast tissue expanders, and the Softspan™ line of general tissue expanders, after we acquired these product lines from SSP in November 2016.

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

Our Products

Our portfolio of products has been specifically tailored to the needs of the physicians we serve. We believe that our broad portfolio of products with technologically differentiated characteristics enable Plastic Surgeons to deliver better outcomes for their patients.

Breast Augmentation and Breast Reconstruction Products

Our Breast Products are comprised of breast implants and breast tissue expanders.

Breast Implants.  We offer the following breast implants:

•

Anatomically‑shaped textured.  A full line of textured, anatomically‑shaped HSC+ breast implants, all of which incorporate our High‑Strength Cohesive silicone gel and a textured surface. Our anatomically‑shaped implants are engineered for shape retention and feature a gradual upper‑pole slope and distributed volume that mimics the characteristics of a natural breast. They also provide a desired balance between strength, shape retention and softness and are designed to enhance tissue adherence to reduce malposition and capsular contracture. Due to the unique relationship between our implant gel and our implant shells, our anatomically‑shaped implants have enhanced ability to retain their shape without sacrificing the desired softness. We offer these anatomically‑shaped implants in three base configurations: Round Base, Classic Base and Oval Base. Our Round Base implants are available in one projection profile and eight volumes, our Classic Base implants are available in one projection profile and eight volumes and our Oval Base implants are available in three projection profiles and 25 volumes. Additionally, in the fourth quarter of 2016, we received FDA approval of 84 new anatomically-shaped devices, a 205% increase of our anatomically-shaped portfolio. Our Round Base implants were approved with an additional projection and 28 new sizes, our Classic Base implants were approved with an additional projection and 32 new sizes and our Oval Base implants were approved with an additional 24 sizes.

•

Round textured.  A full line of textured, round HSC breast implants, all of which incorporate our High‑Strength Cohesive silicone gel and textured surface technology. Our textured, round implants maintain softness and are designed to enhance tissue adherence that reduces malposition and capsular contracture. We offer these textured, round implants in three projection profiles: Low, Moderate Plus and High. Our Low projection implants are available in 15 volumes, our Moderate Plus projection implants are available in 22 volumes and our High projection implants are available in 16 volumes. Additionally, in the fourth quarter of 2016, we received approval of an additional projection and 52 more sizes.

•

Round smooth.  A full line of smooth, round HSC breast implants, all of which incorporate our High‑Strength Cohesive silicone gel. Our smooth, round implants are designed to deliver full upper‑pole aesthetic results without compromising softness. We offer these smooth, round implants in five projection profiles: Low, Moderate, Moderate Plus, Moderate High and High. Additionally, in the fourth quarter of 2016, we received FDA approval of 8 more sizes.

•

Breast Tissue Expanders. We offer a full line of breast tissue expanders, marketed as AlloX2® and Dermaspan™ in 52 different shapes and sizes. Our AlloX2 is the first and only breast tissue expander with access to the periprosthetic space, with its patented technology, addressing fluid accumulation that can lead to postoperative complications. Our breast tissue expanders are temporary devices used in breast reconstruction and implanted during or after the completion of a mastectomy and intended to aid in the process of recreating tissue coverage to allow for the placement of the final implant to reconstruct the breast.

Scar Management Products

We offer bioCorneum®, the only advanced scar treatment with a patented crosslinking silicone technology, Silishield™, plus the protection of SPF 30. bioCorneum® acts as a quick drying, silicone gel that creates an invisible, breathable and flexible silicone sheet over scars. It is a clinically proven silicone scar technology that prevents and minimizes the formation of hypertrophic and keloid scars, decreases the appearance of old scars, and helps to restore the function of healthy skin. The SPF 30 provides protection from the sun to reduce the sun’s darkening effects on scars. The patented gel helps to safeguard against chemical, microbial, and physical detriments while improving the cosmetic appearance of scar tissue by binding with the stratum corneum (the outer layer of skin cells). bioCorneum® decreases transepidermal water loss and increases the production of fibroblast growth factor to heal skin and prevent abnormal scarring. Additionally, we offer bioCorneum® with Hydrocortisone to relieve itching.

Other Products

We also offer a range of other aesthetic products that have received 510(k) clearance from the FDA, including:

•	temporary, single‑use, saline‑filled breast implant sizers that can be used to help identify the correct style and size implant for an individual patient; and
•	Softspan™ non‑breast tissue expanders, which are temporary devices intended to aid in the process of expanding tissue and skin surface area for burn care and other reconstructive use.

Our Technology

Our current portfolio of breast implants utilizes what we believe are the most advanced technologies currently available on the market. These technologies are supported by rigorous product testing, analytics and clinical data. The advanced technologies in our products include:

High‑Strength Cohesive silicone gel.  Our HSC and HSC+ breast implants offer a desired balance between strength, shape retention and softness due to the High‑Strength Cohesive silicone gel used in our products. The use of High‑Strength Cohesive silicone gel in our HSC and HSC+ breast implants in conjunction with our silicone shell allows the breast implants to hold a controlled shape while maintaining a soft feel.

The silicone material used in our breast implants has been designed to provide the characteristics desired by Plastic Surgeons for breast implants. At present, we are the only company in the United States that has received FDA approval to use High Strength Cohesive silicone gel in breast implants.

We have completed a number of studies conducted by independent laboratories to demonstrate the competitive advantages of using High‑Strength Cohesive silicone gel in our breast implants. We believe this technology differentiates our breast implants for the following reasons:

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

We believe the beneficial properties of our implants arise from the characteristics of the gel, as well as the integration of the gel with our implant shell. Inside each of our implants, the gel adheres to the shell, creating additional structural strength and shape retention in the implant. This results in the ability to deliver strength and shaping capability without a stiffer gel or implant and without sacrificing the desired softness. We typically evaluate these characteristics using the following metrics:

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

Sientra’s Implant Texture.  We sell breast implants that are available with a smooth outer surface or a textured outer surface. We believe our textured breast implants offer us clinical advantages over our competitors’ textured products, including:

•	better tissue adherence to reduce the incidence of malposition and rotation; and
•

reduction in the rate of capsular contracture, a complication in which the patient’s body creates a scar‑tissue capsule around the implant that can tighten and squeeze the implant potentially causing discomfort, pain and even dislocation of the implant. While we have neither sought nor obtained FDA approval to state that our breast implants reduces the incidence of capsular contracture, we believe it may significantly reduce this risk, as evidenced by the lower rates of capsular contraction reported over a nine‑year follow‑up period in our ongoing clinical trial.

On a breast implant, the desired texture should have a proportionate amount of surface disruption, as overly aggressive texture can result in double‑capsule formation while not enough texturing can result in a lack of adherence resulting in malposition or rotation. We believe that our textured implants have the right combination of surface disruption without overly aggressive texturing.

By incorporating High‑Strength Cohesive silicone gel and our texturing into our breast implants, we believe we have a competitive advantage in marketing and differentiating our products to Plastic Surgeons.

Our Clinical Data

In 2012, our breast implants were approved by the FDA based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial results demonstrate the safety and effectiveness of our breast implants and provide Plastic Surgeons and their patients the security and confidence to choose our products.

Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial are subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over a nine‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We and our two competitors were required to run independent ten‑year clinical studies to obtain PMA approval from the FDA. Our clinical study was not designed to facilitate head‑to‑head comparisons.  However, our clinical data and our competitors’ clinical data are publicly available to both surgeons and patients who are able to use such data to compare and contrast competing implants.

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

Industry‑Leading Product Programs and Warranties.  Through our C3 Program, we provide no‑charge replacement implants to patients who experience capsular contracture in the first five years following primary breast augmentation. We provide this benefit to every patient implanted with our smooth or textured breast implants. We also provide a ten‑year limited warranty that we believe is the best in the industry, based on providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event and a lifetime no‑charge implant replacement program for covered ruptures.

Enhanced Customer Service.  As we focus primarily on Plastic Surgeons and their patients, we believe we are able to tailor our customer service offerings to their specific needs. Our surgeon‑facing customer service policies include:

•	simplified account setup through our sales representatives with pre‑qualification and pre‑approved credit terms;
•	no‑charge shipping to and from accounts;
•	six‑month pre‑approved returns of unused products with no‑charge return shipping and no restocking fees;
•	end‑of‑month statement billing, rather than one invoice per shipment, and 30‑day payment terms;
•	individualized consignment inventory; and
•	order acceptance by phone, fax, email or through our sales representatives.

Educational and Marketing Initiatives.  We have implemented educational and marketing initiatives with a focus on both Plastic Surgeons and their patients considering breast augmentation or reconstruction.

Plastic Surgeons.  In order to educate Plastic Surgeons about our product lines and, in particular, about the proper use of our anatomically‑shaped breast implants, we provide a variety of education programs for Plastic Surgeons under the banner of the Sientra Education Forum. To date:

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

Sales and Marketing

As of December 31, 2016, we had a sales organization of 43 employees, including 36 sales representatives and 7 sales managers.  We assign sales territories based on the regions with the highest concentration of accounts. Our sales team is supported by customer and sales experience teams, which provide full‑time telephonic and email customer support to our sales representatives and customers.

In addition, our marketing team leads our efforts in brand development, trade show attendance, educational forums, product messaging, website development and advertising, among others.

Research and Development

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $9.7 million, $7.2 million and $4.7 million for the years ended December 31, 2016,  2015 and 2014, respectively. Our research and development is focused on enhancing and improving our Breast Products, increasing our breast implant portfolio, product development related activities and expanding into synergistic markets. We believe research and development is important to the success of the Company as we continue to develop and expand our product portfolio.

Manufacturing and Quality Assurance

We hold an FDA Medical Device Establishment Registration.  All of our medical device products are listed under our Device Listing where it indicates we are the specification developer of our products, and except for our breast implant sizers, we are the owner of our products’ FDA approvals and clearances. This means that we are primarily responsible for the design, manufacturing and quality assurance of our products. However, we do not manufacture our products ourselves. Instead, we rely on our third-party manufacturers to manufacture and package our silicone gel breast implants, tissue expanders and other products to our specifications. When we receive our products from our third-party manufacturers, we inspect a representative sample of packaging and labeling prior to shipping them to our customers. We typically maintain strategic levels of inventory at our storage facilities located in Santa Barbara, California. As a result of the events with Silimed, currently all of the remaining inventory we received from Silimed is located at this storage facility.

We, along with our third-party manufacturers are subject to the FDA’s Quality System Regulation, or QSR, reporting requirements and current Good Manufacturing Practices, or cGMP, audits by the FDA. Under the QSR and cGMP requirements, manufacturers, including third-party manufacturers, must follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process. The FDA has regularly inspected both the Company and Silimed.   The FDA has never found the Company or Silimed to be in violation of any part of the Federal Food, Drug and Cosmetic Act, or FDCA.

Historically, all of our silicone gel breast implants were manufactured by Silimed pursuant to an amended and restated exclusivity agreement with Silimed, which we refer to as the Silimed Agreement. Several events have occurred which have affected our supply of silicone gel breast implants. These events include the suspension of Silimed’s CE and ISO 13485 certificate by TÜV SÜD followed by a suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra, and the Silimed manufacturing facility where Sientra breast implants were manufactured was damaged by a fire on October 22, 2015.   As a result of the suspensions, between October 9, 2015 and March 1, 2016, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. On March 1, 2016, after ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, GMP and data-based risk assessment, we lifted this temporary hold on sale and informed our Plastic Surgeons of our controlled market re-entry plan designed to optimize our inventory supply, which continues to be limited.  The events involving Silimed will likely continue to adversely impact our business, in particular due to the limitations on our existing inventory levels, the uncertainty of our customers’ responsiveness to our controlled market re-entry plan, the fact that Silimed filed a lawsuit against us alleging, among other things, a material breach of the existing manufacturing contract, and the fact that the manufacturing contract with Silimed expires on its terms on April 1, 2017.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

Pursuant to the Silimed Agreement, in the event Silimed fails to supply products ordered by us, we may, under certain circumstances, exercise manufacturing rights to manufacture the products directly or through a third-party manufacturer. Silimed also granted to us an exclusive, royalty‑free, non‑transferable license to use certain of its trademarks in the United States and Canada, which we refer to as the Territory, including in the event Silimed fails to supply the products to us and in connection with the marketing and sale of the products in the Territory. In addition, the Silimed Agreement addresses intellectual property rights, including that the parties will jointly own all developments, modifications, enhancements or alterations of products jointly created by the parties, subject to certain restrictions concerning the use of such improvements outside of the Territory. Each party is subject to certain limitations and other restrictions on the transfer of the other party’s technology to third parties.

In response to these events and anticipated impacts on our business, we have increasingly focused our efforts on securing and qualifying an alternate manufacturing supplier.  On August 9, 2016, we announced our collaboration with Vesta, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants.  In addition, on March 14, 2017, we announced that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta.

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

Government Regulation

Our products are subject to extensive regulation by the FDA and other federal and state regulatory authorities, Health Canada and, if we commence international sales outside of the United States and Canada, other regulatory bodies in other countries.

Regulation by the FDA.  The Federal Food, Drug and Cosmetic Act, or FDCA, and the FDA’s implementing regulations govern, among other things:

•	product design and development;
•	pre‑clinical and clinical testing;
•	establishment registration and product listing;
•	product manufacturing;
•	product labeling and storage;
•	pre‑market clearance or approval;
•	post‑market studies;
•	advertising and promotion;
•	product sales and distribution;
•	record-keeping and device tracking;
•	complaint handling;
•	recalls and field safety corrective actions; and
•	post‑market surveillance and adverse event reporting, including reporting of deaths, serious injuries or device malfunctions.

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a pre‑market notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA approval processes can be expensive, lengthy and require payment of significant user fees, unless an exemption is available.

The FDA classifies medical devices into one of three classes. Unless specifically exempted from certain requirements, all three classes of devices are subject to general controls such as labeling, pre‑market notification and adherence to the FDA’s QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products. Devices deemed to pose low to moderate risk are placed in Class I or II, which, absent an exemption, requires the applicant to obtain a 510(k) clearance. Class II devices are subject to special controls such as performance standards, post‑market surveillance, FDA guidelines, or particularized labeling requirements, as well as general controls. Some low risk devices are exempted by regulation from the 510(k) clearance requirement, and/or the requirement of compliance with substantially all of the QSR. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life‑sustaining, life‑supporting or certain implantable devices, including all breast implants, or devices that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution in the United states before May 28, 1976 for which a regulation requiring a PMA application has not been issued by the FDA.

Our tissue expanders and our body contouring, facial and nasal implants received FDA clearance as Class II devices at various dates prior to approval of our breast implants in March 2012. To obtain 510(k) clearance, we must submit a pre‑market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a preamendment device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre‑market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre‑market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre‑market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite 510(k) clearance(s) or PMA application(s). In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

Silicone gel breast implants are treated as Class III devices and a full PMA is required. A PMA for our breast implants was approved by the FDA in March 2012. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by valid scientific evidence that typically includes, but is not limited to, extensive information regarding the product, including pre‑clinical, clinical, and other product data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in‑depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre‑approval inspection of the intended manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

The FDA may approve a PMA application with post‑approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long‑term follow‑up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling and design of a device that could affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

Clinical Trials.  A clinical trial is almost always required to support a PMA application and may be required for a 510(k) pre‑market notification. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. Some types of studies deemed to present “non‑significant risk” are deemed to have an approved IDE once certain requirements are addressed and institutional review board, or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the Sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non‑significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, clinical trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record-keeping requirements. The FDA’s grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

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

The FDA requires us to conduct post‑market surveillance studies and to maintain a system for tracking our breast implants through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

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

Additionally, our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Non‑compliance with the laws described below may generally result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any actions for non‑compliance of such laws can be costly, time‑consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Federal Anti‑Kickback Law.  The federal Anti‑Kickback Statute prohibits, among other things, knowingly or willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase, recommendation, order or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as improper payments, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at other than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all of its facts and circumstances.

The penalties for violating the federal Anti‑Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to commit a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA.

We have entered into consulting, speaker and other financial arrangements with physicians, including some who prescribe or recommend our products to patients. We engage such physicians as consultants, advisors and to educate other physicians. Noncompliance with the federal Anti‑Kickback Statute could result in the penalties set forth above.

Federal Civil False Claims Act.  The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Manufacturers can be held liable under the FCA if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. Penalties for FCA violations include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781.40 and $21,562.80 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal FCA is a civil statute, FCA violations may also implicate various federal criminal statutes.

In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud, known as “qui tam”, or whistleblower, lawsuits. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

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

Civil Monetary Penalties Law.  The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance with such beneficiary inducement provision of the federal Civil Monetary Penalties Law can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

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

By way of example, in the United States, the PPACA is an example of a reform measure with the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries. The PPACA imposed, among other things, a new federal excise tax of 2.3% on certain entities that manufacture or import medical devices for sale in the United States and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. The medical device excise tax has been suspended by the Consolidated Appropriations Act of 2016, or the CAA, with respect to medical device sales during calendar years 2016 and 2017.  Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2018.  The CAA also temporarily delays implementation of other taxes intended to help fund PPACA programs.

The full impact of the PPACA on our business remains unclear.  There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments in the future. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA.  The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed.

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

Intellectual Property and Proprietary Rights

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our product lines. We rely on a combination of trademarks, trade secrets, confidential information, copyrights, patent rights and other intellectual property rights to protect our intellectual property. Our trademark portfolio consists of seven registered U.S. trademarks.

In addition, to protect our trade secrets, confidential information and other intellectual property rights, we have entered into confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants and advisors.

There are risks related to our intellectual property rights. For further details on these risks, see Item 1A — “Risk Factors.”

Employees

As of December 31, 2016, we had 89 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Facilities

Our headquarters located in Santa Barbara, California is approximately 20,000 square feet. The term of the lease for our headquarters expires in February 2020. We also lease warehouse space located in Santa Barbara, California, which is approximately 10,000 square feet. The term of the lease for our warehouse expires in January 2019.

Legal Proceedings

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Class Action Shareholder Litigation

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of our officers as defendants, or the Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection of lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added claims under Sections 11, 12(a)(2), and 15 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss, and the Sientra Defendants and Underwriter Defendants filed separate replies on May 5, 2016. On June 9, 2016, the court granted in part and denied in part the Motions to Dismiss.  On July 14, 2016, the Sientra Defendants moved the court to reconsider its June 9, 2016 order and grant the Motions to Dismiss in full. On August 4, 2016, lead plaintiffs filed an opposition to the motion for reconsideration. On August 12, 2016, the court denied the motion for reconsideration, and the Sientra Defendants and the Underwriter Defendants each filed an answer to the consolidated amended complaint.

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

On December 20, 2016, the plaintiffs in the federal court action filed a motion for preliminary approval of the class action settlement.  On January 23, 2017, the United States District Court for the Central District of California preliminarily approved the settlement. A final approval hearing in that court is scheduled for May 22, 2017.  On January 5, 2017, the plaintiffs in the state court action also filed a motion for preliminary approval of the class action settlement.  On February 7, 2017, the San Mateo Superior Court preliminarily approved the settlement.  A final approval hearing in that court is scheduled for May 31, 2017.  The settlement is contingent upon final approval by both the San Mateo Superior Court and the United States District Court for the Central District of California.

As a result of these developments, we have determined that a probable loss has been incurred and we have recognized a net charge to earnings of approximately $1.6 million within general and administrative expense, which is comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. We have classified the loss contingency as “legal settlement payable” and the expected insurance proceeds as “insurance recovery receivable” on the accompanying condensed balance sheets. While it is possible that we may incur a loss greater than the amounts recognized in the accompanying interim financial statements, we are unable to determine a range of possible losses greater than the amount recognized.

Silimed Litigation

On November 6, 2016, Silimed filed a lawsuit in the United States District Court for the Southern District of New York naming Sientra as the defendant and alleging breach of contract of the Silimed Agreement, unfair competition and misappropriation of trade secrets against us.  In its complaint, Silimed alleges that our theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for us to develop our own manufacturing capability that we intend to use to manufacture our PMA-approved products.  Silimed is seeking a declaration that we are in material breach of the Silimed Agreement, a preliminary and permanent injunction to prevent our allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.  On November 15, 2016, Sientra filed its answer and counterclaims for declaratory judgment in which it denied that Silimed is entitled to any relief including, among other reasons, because of Silimed’s material breach of the Silimed Agreement and Silimed’s unclean hands, and further seeks declaratory relief that Sientra is the owner of certain assets it acquired from Silimed, Inc. in 2007, that Sientra owns, or is exclusively licensed, to any improvements created since April 2007, that Silimed lacks any confidential information or proprietary rights under the Silimed Agreement, and that Silimed lacks any relevant trade secret rights.  On December 9, 2016, Silimed filed a motion to strike the Company’s counterclaims.  Briefing on that motion was completed on December 30, 2016, and the parties are waiting for a decision from the court.  On February 1, 2017, Sientra filed a motion to stay Silimed’s breach of contract claim in light of a demand for arbitration filed by Sientra against Silimed on January 20, 2017 concerning Silimed’s material breaches of the Silimed Agreement, and to further dismiss, or alternatively stay, the unfair competition and misappropriation of trade secrets claims.  Briefing on that motion was completed on February 22, 2017, and the parties are waiting for a decision from the court.  On February 3, 2017, the court held an initial pre-trial conference and entered a pre-trial scheduling order which set a final pre-trial conference date of August 3, 2018.  We believe that Silimed’s claims are legally and factually unsupported and intend to defend this lawsuit vigorously.

On January 20, 2017, Sientra filed an arbitration demand in the International Center for Dispute Resolution in New York naming Silimed as the defendant and alleging material breach of the Silimed Agreement, gross negligence and tortious interference by Silimed, as well as seeking certain declaratory relief.  Among other things, Sientra alleges that Silimed’s supply failure constitutes a material breach of the Silimed Agreement, and that such breach was caused by Silimed’s grossly negligent or other willful conduct related to its regulatory suspensions and the fire at its manufacturing facility.   Silimed filed its answer to Sientra’s arbitration demand on March 8, 2017.  The parties nominated their party arbitrators on March 13, 2017.

Seasonality

Typically, we experience fluctuations in revenue from quarter to quarter due to seasonality. We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients’ planning their surgery leading up to the summer season and in the period around the winter holiday season.

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

Risks Relating to Our Business and Our Industry

We may not be able to procure and qualify a new manufacturer for our silicone gel breast implants and other products previously manufactured by Silimed.

Our existing manufacturing contract with Silimed expires on its terms on April 1, 2017, and we do not intend to renew it.  Moreover, our existing inventory of breast implants that were previously manufactured by Silimed is limited and we do not currently anticipate any future inventory purchases from Silimed.

Although we have entered into a definitive manufacturing agreement with Vesta, Vesta has not yet been qualified as a manufacturer to source our implants. We recently submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved implants by Vesta, but the timing of when we may obtain FDA approval, if any, could be subject to delays, some of which are beyond our control. Moreover, Vesta, or any other alternate manufacturer, would need to be qualified with the FDA, which is an expensive and time-consuming process. Any delays or our inability to qualify Vesta or negotiate a manufacturing agreement and qualify another alternate manufacturer could result in a supply interruption, which would materially adversely affect our business, financial condition and results of operations.

We are in litigation with Silimed, our former sole source supplier of our silicone gel breast implants and certain other products.

On November 6, 2016, Silimed filed a lawsuit in the United States District Court for the Southern District of New York naming Sientra as the defendant and alleging breach of contract of the Silimed Agreement, unfair competition and misappropriation of trade secrets against us.  In its complaint, Silimed alleges that our theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for us to develop our own manufacturing capability that we intend to use to manufacture our PMA-approved products.  Silimed is seeking a declaration that we are in material breach of the Silimed Agreement, a preliminary and permanent injunction to prevent our allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.  On November 15, 2016, Sientra filed its answer and counterclaims for declaratory judgment in which it denied that Silimed is entitled to any relief including, among other reasons, because of Silimed’s material breach of the Silimed Agreement and Silimed’s unclean hands, and further seeks declaratory relief that Sientra is the owner of certain assets it acquired from Silimed, Inc. in 2007, that Sientra owns, or is exclusively licensed, to any improvements created since April 2007, that Silimed lacks any confidential information or proprietary rights under the Silimed Agreement, and that Silimed lacks any relevant trade secret rights.  On December 9, 2016, Silimed filed a motion to strike the Company’s counterclaims.  Briefing on that motion was completed on December 30, 2016, and the parties are waiting for a decision from the court.  On February 1, 2017, Sientra filed a motion to stay Silimed’s breach of contract claim in light of a demand for arbitration filed by Sientra against Silimed on January 20, 2017 concerning Silimed’s material breaches of the Silimed Agreement, and to further dismiss, or alternatively stay, the unfair competition and misappropriation of trade secrets claims.  Briefing on that motion was completed on February 22, 2017, and the parties are waiting for a decision from the court.

We believe Silimed’s claims are legally and factually unsupported and intend to defend this lawsuit vigorously.  However, we cannot provide assurance that we will be successful in our defense.  If Silimed were to succeed in establishing that any protectable Silimed IP rights were in fact unlawfully compromised by our new manufacturing relationship with Vesta in a manner that warrants injunctive relief, we could be subject to an injunction which may delay or otherwise hinder our ability to procure and qualify an alternate manufacturing supplier of our silicone gel breast implants, and we could be required to pay Silimed damages, which risks could have a material adverse effect on our business, results of operations and financial condition depending on the scope of any injunctive relief and the size of any damage award.  Adverse effects, if any, on our business results of operations and financial condition with respect to such claims are difficult to assess.  In any event, we expect to incur increased costs associated with defending this lawsuit and the diversion of our management’s attention from the existing business, which could also adversely affect our results of operations and financial condition.

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter the market after our voluntary suspension of the sale of Sientra devices manufactured by Silimed.

As a result of the regulatory inquiries into Silimed-manufactured products, between October 9, 2015 and March 1, 2016, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. Each of the FDA, ANVISA and MHRA noted that no risks to patient health have been identified in connection with implanting Silimed-manufactured products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Additionally, the FDA and ANVISA indicated that there have been no reports of adverse events related to the alleged presence of particles on Silimed-manufactured products.  Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for surface particles on breast implants. Extensive independent, third-party testing and analyses of our finished goods inventory indicated no anticipated significant safety concerns with the use of Sientra’s products, including our breast implants, consistent with their FDA approval status in 2012. On March 1, 2016, we lifted the temporary hold on the sale of our devices manufactured by Silimed and informed our Plastic Surgeons of our controlled market re-entry plan designed to optimize our inventory levels, which continues to be limited.  Although our market re-entry decision was based on extensive testing and detailed independent third party reviews, we depend on a positive reception from our Plastic Surgeon customers and their patients to be able to reestablish the market position we had prior to the voluntary suspension.  Our re-entry into the market requires us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our plastic surgery consultants are working diligently to solidify the trust and support of all our Plastic Surgeons during this important phase of our market re-entry;

however, if we are not successful in re-establishing these relationships, adapting our business systems, or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control that may adversely affect the manufacturing and supply of our breast implants, tissue expanders and other products.

Our reliance on any third-party manufacturer, including Formulated Solutions, LLC, or Formulated Solutions, which supplies our bioCorneum® scar management products, SiMatrix, a Vesta subsidiary that supplies the tissue expanders we recently acquired from SSP, and Vesta or any future third-party manufacturer we procure and qualify for the manufacture of our breast implants involves a number of risks. Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging. Changes that our manufacturers may make outside the purview of our direct control can have an impact on our processes and quality, as well as the successful delivery of products to Plastic Surgeons.  Mistakes and mishandling are not uncommon and can affect production and supply. Additionally, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Vesta, Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner.  Some of the additional risks with relying on third-party manufacturers and suppliers include:

•

our products may not be manufactured in accordance with agreed upon specifications or in compliance with regulatory requirements or cGMP, or the manufacturing facilities may not be able to maintain compliance with regulatory requirements or cGMP, which could negatively affect the safety or efficacy of our products or cause delays in shipments of our products;

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

•	latent defects may become apparent after products have been released and which may result in a recall of such products; and

•

there are inherent risks if we contract with manufacturers located outside of the United States, including the risks of economic change, recession, labor strikes or disruptions, political turmoil, new or changing tariffs or trade barriers, new or different restrictions on importing or exporting, civil unrest, infrastructure failure, cultural differences in doing business, lack of contract enforceability, lack of protection for intellectual property, war and terrorism.

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

Since our inception, we have incurred significant net operating losses.  As of December 31, 2016, we had an accumulated deficit of $215.4 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and our follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the year ended December 31, 2016, our net loss was $40.2 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Products.

Our Breast Products have historically accounted for substantially all of our net sales and we expect our Breast Products to continue to be a substantial majority of our net sales. Our inability to manage our inventory supply issues, the inability to qualify Vesta or another third party as an alternate manufacturer, the potential loss of market acceptance of our Breast Products, or any adverse rulings by regulatory authorities, any adverse finding in the Silimed Litigation, any adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, would adversely affect our business, financial condition and results of operations.

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

We may not realize the benefits of our recent acquisitions which may be subject to additional risks and uncertainties.

In March 2016, we acquired bioCorneum®, an advanced silicone gel scar management product from Enaltus.  In November 2016, we acquired certain assets, consisting of the Dermaspan™, Softspan™, and AlloX2® tissue expanders, from SSP.  These acquisitions were made in an effort to add differentiated and complementary products that serve the needs of Plastic Surgeons while diversifying our business mix.

Our acquisition of bioCorneum® involves risks and uncertainties including that we have limited experience in the scar management industry, our management’s attention may be diverted from our existing business as we attempt to integrate bioCorneum® and the integration may not be successful. Additionally, bioCorneum® is an over-the-counter pharmaceutical registered with the FDA, and there may be risks associated with the use of bioCorneum® including skin irritation, rash, itching or accidental application into the eye or ingestion. We also rely on Formulated Solutions as our sole source, third-party manufacturer of bioCorneum® and if Formulated Solutions becomes unable or unwilling to supply bioCorneum®, we may not be able to find an alternate supplier in a timely manner.

Our acquisition of the tissue expanders from SSP also involves risk and uncertainties including that our management’s attention may be diverted from our existing business as we integrate the Dermaspan™, Softspan™, and AlloX2® tissue expanders; and the integration of these products into our existing business may not be successful or we may not achieve the anticipated benefits.  Additionally, these SSP products are currently manufactured and supplied by SiMatrix, a Vesta subsidiary, and if SiMatrix becomes unable or unwilling to supply these products, we may not be able to find an alternate supplier in a timely manner.  Our existing manufacturing contract with SiMatrix expires on its terms on November 1, 2017, and there can be no assurance that SiMatrix will agree to continue to manufacture and supply such products after the expiration of our contract or they may impose increased pricing terms if the contract is renegotiated or renewed.

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

Our 2012 entry into the U.S. breast implant market represented a significant expansion of the breast implant choices and technologies available in the United States.  As a result of our entry into the U.S. breast implant market, our competitors intensified competitive pricing pressure for traditional round-shaped breast implants.  If we are not successful in convincing customers or third-party payors of our breast implants as compared to our competitors’ products, third-party payors may not cover or adequately reimburse our products and customers may choose our competitors’ products.

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

Among the long-term health risks of breast implants which are being studied is the possible association between breast implants and a rare form of cancer called anaplastic large-cell lymphoma.

In January 2011, the FDA indicated that there was a possible association between saline and silicone gel breast implants and anaplastic large-cell lymphoma, or ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product label, which is approved by the FDA, has been required to contain a description of ALCL as a possible, though rare, outcome. Since its report in January 2011, the FDA continued to gather information about ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, ASPS, and other organizations. In January 2016, the FDA reiterated, after a review of information since 2011, that ALCL is a very rare condition and the FDA recommended the same measures as it had before for health care providers and patients.  Further studies or clinical experience may indicate that breast implants, including our products, expose individuals to a more substantial risk of developing ALCL or other unexpected complications. As a result, we may be exposed to increased regulatory scrutiny, negative publicity and lawsuits from any individual who may develop ALCL after using our products, any of which could have a significant negative impact on our results of operations or financial condition. Moreover, if long-term results and clinical experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of regulatory clearances and approvals and significant legal liability.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions, provide our customers with a wide range of shapes and sizes of our breast implants, and account for the high return rates we experience as Plastic Surgeons typically order our products in multiple sizes for a single surgery and then return what they do not use.  As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory becomes obsolete. The materialization of any of these risks may have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.  Additionally, our ability to find an alternate supplier in a timely manner, may affect our ability to maintain the level of inventory supply we require to protect ourselves from supply interruptions that could have an unfavorable impact on our net sales.

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

As of December 31, 2016, we had approximately 89 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.  Our net sales and results of operations will be affected by numerous factors, including:

•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our recent acquisitions of bioCorneum® and the tissue expanders from SSP;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the recent regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products;
•	our ability to expand the geographic reach of our sales and marketing efforts; and
•	our ability to successfully defend against the claims asserted in the Silimed Litigation.

Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance before commercialization in the United States, and commercialization of such products outside of the United States would likely require additional regulatory approvals, CE Certificates of Conformity and export licenses.  As a result, it will be difficult for us to forecast demand for these products with any degree of certainty.  In addition, we will be increasing our operating expenses as we expand our commercial capabilities.  Accordingly, we may experience significant, unanticipated quarterly losses.  If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.  Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially.  We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

As of December 31, 2016, we had $67.2 million in cash and cash equivalents. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the planned growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, and potential partnerships or strategic acquisitions could significantly increase our expenses.  In addition, we expect expenses we may incur in connection with reestablishing our inventory supply,  expenses we may incur defending against litigation claims, including the Silimed Litigation may have a material effect on our future cash outflows and our financial condition.

Our future capital requirements will depend on many factors, including:

•	the timing and availability of alternative manufacturing sources and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our silicone gel breast implants and tissue expanders and any other future products that we may develop and commercialize;
•	expenses we incur in connection with the Silimed Litigation, other potential litigation or governmental investigations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated general and administrative expenses.

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

Our loan agreement contains restrictive covenants that may limit our operating flexibility.

We recently entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank. The Loan Agreement contains certain restrictive covenants including covenants against the occurrence of a change in control, financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, mergers or acquisitions, taxes, corporate changes, and deposit accounts, among others. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the Loan Agreement.  There is no guarantee that we will be able to pay the principal and interest under the Loan Agreement or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Loan Agreement. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of approximately $170.9 million, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet and for this reason, we have fully reserved against the value of our NOLs on our balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

Our success depends in part on our ability to protect our intellectual property rights.  We rely on a combination of trademarks, trade secrets, confidential information, copyrights, patent rights and other intellectual property rights to protect our intellectual property.   In addition, to protect our trade secrets, confidential information and other intellectual property rights, we have entered into confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants and advisors.  However, these agreements may not provide sufficient protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information.  Without additional protection under the patent or other intellectual property laws, such unauthorized use or disclosure may enable competitors to duplicate or surpass our technological achievements.  Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.  Failure to protect our proprietary rights could seriously impair our competitive position.

The medical device industry is characterized by patent and other intellectual property litigation and we have and could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others.  Significant litigation regarding patent rights occurs in our industry.  Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products.  Absent specific circumstances, we do not generally conduct independent reviews of patents issued to third parties.  We may not be aware of whether our products do or will infringe existing or future patents.  In addition, patent applications in the United States and elsewhere can be pending for many years, and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.  We may not be aware of patents that have already issued that a third party might assert are infringed by our products.  It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our products.  The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation.  In the future, we may receive communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property.  Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights, even if they lack merit.  Any existing or potential intellectual property litigation also could force us to do one or more of the following:

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

We are and may be subject to warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and operating results.

As a supplier of medical devices, we are and may be subject to warranty or product liability claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards.  The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our Breast Products.  In addition, our silicone gel breast implants are sold with a warranty providing for no-charge replacement implants in the event of certain ruptures that occur any time during the life of the patient and this warranty also includes cash payments to offset surgical fees if the rupture occurs within 10 years of implantation.

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

As a device manufacturer, even though we do not control referrals or bill directly to Medicare, Medicaid or other third-party payors, we are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states in which we conduct our business, as well as other healthcare laws and regulations.  The healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which applies to our business activities, including our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or in return for the purchase or recommendation of any good, facility, item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to commit a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, following passage of the PPACA violations of the federal Anti-Kickback Statute became per se violations of the False Claims Act;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or making a false statement to decrease or conceal an obligation to pay or transmit money or property to the federal government, and which may apply to entities that provide coding and billing advice to customers;

•

HIPAA, and its implementing regulations, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

and, HIPAA, as amended by HITECH, also imposes certain regulatory and contractual requirements on certain types of people and entities subject to the law and their business associates regarding the privacy, security and transmission of individually identifiable health information;

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

Because of the breadth of these laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers and entities, some of whom recommend, purchase and/or prescribe our products, could be subject to challenge under one or more of such laws.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, exclusion from governmental health care programs, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, or an approval of a PMA application unless the device is specifically exempt from pre-market review.  In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing.  Clinical data is sometimes required to support substantial equivalence.

In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on specific data, including, but not limited to, pre-clinical, clinical trial, and other product data.  The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.  Modifications to products that are approved through a PMA application generally need FDA approval.  Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k).  The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer.  The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained.

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

If we or if our third-party manufacturer fail to comply with the FDA’s good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

We and our third-party manufacturers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products.  The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities.  The FDA may conduct inspections or audits at any time.  If we or our manufacturers fail to adhere to QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our manufacturers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us, which could delay production of our products and may include:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or modified products;
•	withdrawing 510(k) clearances or pre-market approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

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

In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.  Repeated product malfunctions may result in a voluntary or involuntary product recall.  We are also required to follow detailed record-keeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the medical device reporting regulations.  Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device.  Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner.  Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines.  We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA.  Use of a device outside of its cleared or approved indications is known as “off-label” use.  Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine.  However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results.  It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  In that event, our reputation could be damaged and adoption of the products could be impaired.  Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion.  It is also possible that other federal, state or foreign enforcement authorities might take action, such as federal prosecution under the federal civil False Claims Act, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.  In addition, the off-label use of our products may increase the risk of product liability claims.  Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products.  Any new regulations, revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products.

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

•	creates an independent payment advisory board that, if impaneled, will submit recommendations to Congress to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

The medical device excise tax has been suspended by the CAA, with respect to medical device sales during calendar years 2016 and 2017.  Absent further Congressional action, this excise tax will be reinstated for medical device sales beginning January 1, 2018.  The CAA also temporarily delays implementation of other taxes intended to help fund PPACA programs.

There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments in the future. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed. We cannot predict how the PPACA, its possible repeal, or any legislation that may be proposed to replace the PPACA will impact our business.

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

In the future there may continue to be additional proposals relating to the reform of the U.S. healthcare system.  Certain of these proposals could limit the prices we are able to charge for our products or the amount of reimbursement available for our products, and could limit the acceptance and availability of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to obtain and maintain regulatory approval in Canada, our market opportunities will be reduced.

In order to market our products in Canada, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements.  We are currently not able to obtain Health Canada’s approval to market our breast implant products in Canada due to the suspension of Silimed’s ISO 13485 certificate.  Regardless of Silimed’s ISO certification status, the time required to obtain regulatory approval in Canada may be longer than the time required to obtain FDA pre-market approval and Health Canada may want additional information prior to approval as well.  The Canadian regulatory approval process includes many of the risks associated with obtaining FDA approval and we may not obtain Canadian regulatory approval on a timely basis, if at all.  FDA approval does not ensure approval by regulatory authorities in other countries, including Canada, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries.  However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere.  If we do not obtain or maintain necessary approvals to commercialize our products in Canada, it would negatively affect our overall market penetration.

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

Numerous federal and state laws and regulations, including HIPAA, and HITECH, govern the collection, dissemination, security, use and confidentiality of health information that identifies specific patients.  HIPAA and HITECH require our surgeon and hospital customers to comply with certain standards for the use and disclosure of health information within their companies and with third parties.  The Privacy Standards and Security Standards under HIPAA establish a set of standards for the protection of individually identifiable health information by health plans, health care clearinghouses and certain health care providers, referred to as Covered Entities, and the Business Associates with whom Covered Entities enter into service relationships pursuant to which individually identifiable health information may be exchanged.  Notably, whereas HIPAA previously directly regulated only these Covered Entities, HITECH, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA’s privacy and security standards also directly applicable to Covered Entities’ Business Associates.  As a result, both Covered Entities and Business Associates are now subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards.

HIPAA requires Covered Entities (like our customers) and Business Associates to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.  HITECH expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides for civil monetary penalties for HIPAA violations.  HITECH also increased the civil and criminal penalties that may be imposed against Covered Entities and Business Associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.  Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

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

We sell our products in all 50 states and each state (and some local governments) has its own sales tax laws and regulations.  We charge each of our customers sales tax on each order and report and pay that tax to the appropriate state authority, unless we believe there is an applicable exception.  In some states, there are no available exceptions; in some states, we believe our products can be sold tax-free.  In other states, we believe we can sell our products tax-free only for customers who request tax-exempt treatment due to the nature of the devices we sell or due to the nature of the customer’s use of our device.  We may be audited by the taxing authorities of one or more states and there can be no assurance, however, that an audit will be resolved in our favor.  Such an audit could be expensive and time-consuming and result in substantial management distraction.  If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  For example, our common stock price declined from $20.58 to $2.78 from September 23, 2015 to November 17, 2015 primarily as a result of the then-current events concerning Silimed. These factors include those discussed in this “Risk Factors” section of this Form 10-K and others such as:

•

a determination that our products are not in compliance with regulatory requirements, or our facilities, or those of our third-party manufacturers are not maintained in compliance with regulatory requirements;

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

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.  In addition, our ability to pay cash dividends is currently prohibited by our Loan Agreement. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.  Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 9, 2017, our executive officers, directors and principal stockholders beneficially owned approximately 43.52% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, we are required to comply with certain of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting, including a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.

In connection with the preparation and audit of our 2016 financial statements, we identified certain deficiencies in our internal controls over financial reporting that we concluded to be a material weakness and that our internal control over financial reporting was not effective as of December 31, 2016.  The material weakness resulted from the inadequate design and operation of internal controls related to the accounting for significant unusual transactions. For more information, see “Item 9.A – Controls and Procedures – Management Annual Report on Internal Control over Financial Reporting.”

We are in the process of improving policies and procedures and design more effective controls to remediate this material weakness, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and impact investor confidence in our Company.

Due to the above referenced material weakness in our internal control over financial reporting, we may be unable to comply with the SOX 404 internal controls requirements. Additionally, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting. The process of becoming fully compliant with Section 404 may divert internal resources and will take a significant amount of time and effort to complete, and may result in additional deficiencies and material weaknesses being identified by us or our independent registered public accounting firm. We may experience higher than anticipated operating expenses, as well as increased independent registered public accounting firm fees during the implementation of any required changes and thereafter. Completing documentation of our internal control system and financial processes, remediation of control deficiencies and management testing of internal controls will require substantial effort by us. If our internal control over financial reporting or our related disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of March 9, 2017, we had approximately 18,833,933 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Based on shares outstanding as of March 9, 2017, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 4,974,003 shares of common stock became eligible for sale in the public market, approximately 44,226 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 5,672,351 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of March 9, 2017, options to purchase an aggregate of 3,496,266 shares of our common stock were outstanding under our 2007 Plan, our 2014 Plan and our Inducement Plan and an additional 701,062 shares of common stock are reserved for issuance under our 2014 Plan and our Inducement Plan. These shares can be freely sold in the public market upon issuance and once vested in accordance with Rule 144, including volume restrictions applicable to “control securities” held by our officers and directors.

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

As of December 31, 2016, the number of shares of common stock reserved for issuance under our 2014 plan was 2,045,495. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2016, or 743,947 shares.

As of December 31, 2016, the number of shares of common stock reserved for issuance under our ESPP was 584,563. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2016, or 185,986 shares.

Pursuant to the Inducement Plan that our board of directors approved in March 2016, our compensation committee of the board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, to new employees as inducements material to such new employees entering into employment with us in accordance with NASDAQ Marketplace Rule 5635(c)(4). Since the inception of the Inducement Plan, options to purchase

330,000 shares had been awarded by the compensation committee and the number of shares available for future grant was 70,000 shares. The number of shares that may be granted under the Inducement Plan may be increased in the future by our board of directors.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business.  If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline.  If one or more of these analysts cease coverage of us, or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Class Action Shareholder Litigation

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of our officers as defendants, or the Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act, in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added claims under Sections 11, 12(a)(2) and 15 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss, and the Sientra Defendants and Underwriter Defendants filed separate replies on May 5, 2016. On June 9, 2016, the court granted in part and denied in part the Motions to Dismiss.  On July 14, 2016, the Sientra Defendants moved the court to reconsider its June 9, 2016 order and grant the Motions to Dismiss in full. On August 4, 2016, lead plaintiffs filed an opposition to the motion for reconsideration. On August 12, 2016, the court denied the motion for reconsideration, and the Sientra Defendants and the Underwriter Defendants each filed an answer to the consolidated amended complaint.

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

On December 20, 2016, the plaintiffs in the federal court action filed a motion for preliminary approval of the class action settlement.  On January 23, 2017, the United States District Court for the Central District of California preliminarily approved the settlement. A final approval hearing in that court is scheduled for May 22, 2017.  On January 5, 2017, the plaintiffs in the state court action also filed a motion for preliminary approval of the class action settlement.  On February 7, 2017, the San Mateo Superior Court preliminarily approved the settlement.  A final approval hearing in that court is scheduled for May 31, 2017.  The settlement is contingent upon final approval by both the San Mateo Superior Court and the United States District Court for the Central District of California.

As a result of these developments, we have determined that a probable loss has been incurred and have recognized a net charge to earnings of approximately $1.6 million within general and administrative expense which is comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. We have classified the loss contingency as “legal settlement payable” and the expected insurance proceeds as “insurance recovery receivable” on the accompanying balance sheets. While it is possible that we may incur a loss greater than the amounts recognized in the accompanying financial statements, we are unable to determine a range of possible losses greater than the amount recognized.

Silimed Litigation

On November 6, 2016, Silimed filed a lawsuit in the United States District Court for the Southern District of New York naming Sientra as the defendant and alleging breach of contract of the Silimed Agreement, unfair competition and misappropriation of trade secrets against us.  In its complaint, Silimed alleges that our theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for us to develop our own manufacturing capability that we intend to use to manufacture our PMA-approved products.  Silimed is seeking a declaration that we are in material breach of the Silimed Agreement, a preliminary and permanent injunction to prevent our allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.  On November 15, 2016, Sientra filed its answer and counterclaims for declaratory judgment in which it denied that Silimed is entitled to any relief including, among other reasons, because of Silimed’s material breach of the Silimed Agreement and Silimed’s unclean hands, and further seeks declaratory relief that Sientra is the owner of certain assets it acquired from Silimed, Inc. in 2007, that Sientra owns, or is exclusively licensed, to any improvements created since April 2007, that Silimed lacks any confidential information or proprietary rights under the Silimed Agreement, and that Silimed lacks any relevant trade secret rights.  On December 9, 2016, Silimed filed a motion to strike the Company’s counterclaims.  Briefing on that motion was completed on December 30, 2016, and the parties are waiting for a decision from the court.  On February 1, 2017, Sientra filed a motion to stay Silimed’s breach of contract claim in light of a demand for arbitration filed by Sientra against Silimed on January 20, 2017 concerning Silimed’s material breaches of the Silimed Agreement, and to further dismiss, or alternatively stay, the unfair competition and misappropriation of trade secrets claims.  Briefing on that motion was completed on February 22, 2017, and the parties are waiting for a decision from the court.  On February 3, 2017, the court held an initial pre-trial conference and entered a pre-trial scheduling order which set a final pre-trial conference date of August 3, 2018.  We believe that Silimed’s claims are legally and factually unsupported and intend to defend this lawsuit vigorously.

On January 20, 2017, Sientra filed an arbitration demand in the International Center for Dispute Resolution in New York naming Silimed as the defendant and alleging material breach of the Silimed Agreement, gross negligence and tortious interference by Silimed, as well as seeking certain declaratory relief.  Among other things, Sientra alleges that Silimed’s supply failure constitutes a material breach of the Silimed Agreement, and that such breach was caused by Silimed’s grossly negligent or other willful conduct related to its regulatory suspensions and the fire at its manufacturing facility.   Silimed filed its answer to Sientra’s arbitration demand on March 8, 2017.  The parties nominated their party arbitrators on March 13, 2017.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “SIEN” since our initial public offering on October 29, 2014. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Year ended December 31, 2015
First Quarter	$20.93	$14.02
Second Quarter	26.67	15.93
Third Quarter	25.94	9.38
Fourth Quarter	10.61	2.78
Year ended December 31, 2016
First Quarter	$10.45	$5.61
Second Quarter	8.68	5.60
Third Quarter	9.26	6.57
Fourth Quarter	10.22	6.92

On March 9, 2017, the last reported sale price for our common stock on the NASDAQ Global Select Market was $9.58 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 29, 2014 (the date of our initial public offering) and December 31, 2016, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 29, 2014 in our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 29, 2014 of $16.75 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.

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

December 2016

This performance graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Sientra, Inc. under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Holders of Record

As of March 9, 2017, there were approximately 109 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On September 23, 2015, we closed the sale of 3,000,000 shares of common stock in a follow-on public offering at a price of $22.00 per share. The offer and sale of the shares in the follow-on offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-206755), which was filed with the SEC and declared effective on September 17, 2015. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and Leerink Partners, LLC and William Blair & Company, LLC acted as co-managers. We raised approximately $61.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.0 million and other offering expenses of approximately $0.6 million. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

Upon receipt, the net proceeds from our IPO and our follow-on public offering were held in cash and cash equivalents, primarily bank money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 29, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 23, 2015. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management has broad discretion in the application of the net proceeds. As of December 31, 2016, we have used approximately $24.5 million of the proceeds to repay outstanding debt, $6.9 million for the acquisition of bioCorneum® and related transaction costs, $5.0 million for the acquisition of Dermaspan™, Softspan™, and AlloX2® tissue expanders from SSP, and $34.4 million in working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2016.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K.

We derived the financial data for the years ended December 31, 2016,  2015 and 2014 and as of December 31, 2016 and 2015 from our financial statements, which are included elsewhere in this Annual Report on Form 10‑K. The financial data for the year ended December 31, 2012 and as of December 31, 2013 are derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share data)
Statement of operations data
Net sales	$20,734	$38,106	$44,733	$35,171	$10,447
Gross profit	13,854	27,452	33,233	26,579	8,095
Net loss	(40,166)	(41,230)	(5,811)	(19,125)	(23,433)
Net loss per share
Basic and diluted	$(2.20)	$(2.61)	$(2.28)	$(82.25)	$(85.01)
Weighted average shares
Basic and diluted	18,233,177	15,770,972	2,545,371	232,512	275,642

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Balance sheet data
Working capital	$72,484	$118,609	$103,151	$24,509
Total assets	114,283	140,805	139,078	53,166
Long-term debt, excluding current position	—	—	21,671	15,092
Stockholders' equity (deficit)	83,617	118,871	95,639	(126,673)

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

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and breast tissue expanders, or Breast Products, exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We have recently expanded our product portfolio through two acquisitions.  We began selling bioCorneum®, an advanced silicone scar treatment directly to physicians after we acquired bioCorneum® from Enaltus in March 2016.  Additionally, we began selling the AlloX2®, and Dermaspan™ lines of breast tissue expanders, as well as the Softspan™ line of general tissue expanders, after we acquired these product lines from SSP in November 2016.

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 400 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective procedures that are generally performed on a cash‑pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including High‑Strength Cohesive silicone gel and shell texturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the silicone shell and High‑Strength Cohesive silicone gel used in our implants. The texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture.

Our breast implants were approved by the FDA, in 2012, based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and includes the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial are subject to serial MRI screenings as part of the clinical protocol. The clinical data we collected over a nine‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench studies run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

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

Between October 9, 2015 and March 1, 2016, we voluntarily suspended the sale of all Sientra devices manufactured by Silimed due to the suspension of Silimed’s CE and ISO 13485 certifications by TÜV SÜD, Silimed’s notified body under EU regulations.  This was followed by Brazilian regulatory inquiries of Silimed and a suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, and their recommendation that plastic surgeons discontinue implanting the devices until further notice. See Note 1(e) to our Financial Statements for more information on the history of these developments with Silimed.

After ongoing discussions with the FDA and our own review of the matter with the assistance of independent experts in quality management systems, cGMP, and data-based risk assessment, on March 1, 2016, we lifted the temporary hold on sales.  We also informed our Plastic Surgeons apprising them of our controlled market re-entry plan designed to optimize our inventory supply, which continues to be limited.

The events involving Silimed will likely continue to adversely impact our business, in particular due to the limitations on our existing inventory levels, the uncertainty of our customers’ responsiveness to our controlled market re-entry plan, the fact that Silimed filed a lawsuit against us alleging, among other things, a material breach of the existing manufacturing contract, and the fact that the manufacturing contract with Silimed expires on its terms on April 1, 2017.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

In response to these events and anticipated impacts on our business, we have increasingly focused our efforts on securing and qualifying an alternate manufacturing supplier.

On August 9, 2016, we announced our collaboration with Vesta, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants.  In addition, on March 14, 2017, we announced that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta.

We sell our products in the United States through a direct sales organization, which as of December 31, 2016, consisted of 43 employees, including 36 sales representatives and 7 sales managers.

Components of Operating Results

Net Sales

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased Breast Products. We commenced sales of our breast implants in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales. However, sales of our Breast Products accounted for 79% of our net sales for the year end December 31, 2016, as compared to 98% and 97% of our net sales for the years ended December 31, 2015 and 2014, respectively. The percentage decrease in sales of Breast Products for the year ended December 31, 2016 reflects the combined effect of the temporary hold on sales and implanting of Breast Products until March 1, 2016 and the commercial introduction of our scar management products as a result of the acquisition of bioCorneum® on March 9, 2016. Sales of scar management products are included the results of operations from the date of acquisition and accounted for 18% of our net sales for the year ended December 31, 2016.

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

With respect to our breast implants, each particular style of implant has a fixed unit cost under the contract with our third-party manufacturers. Our recently acquired breast tissue expanders are manufactured in the United States under an exclusive contract with SiMatrix, a subsidiary of Vesta.  Under our contract with SiMatrix, each particular product has a fixed unit cost. Our bioCorneum® scar management products are manufactured in the United States under an exclusive contract with Formulated Solutions. Under our contract with Formulated Solutions, each particular product has a fixed unit cost.

In addition to product costs, we provide a commercial warranty on our silicone gel breast implants. The warranty covers device ruptures in certain circumstances. Estimated warranty costs are recorded at the time of sale. Our warehouse and other related costs include labor, rent, product shipments from our third-party manufacturers and other related costs.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, business development and administrative functions.  Other G&A expenses include outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses. In 2014 and 2015, G&A expenses also include the federal excise tax on the sale of our medical devices in the United States. In 2016, we did not have expense for the federal excise tax on the sale of our medical devices, as the tax was suspended for 2016 and 2017.

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

Other (Expense) Income, net

Other (expense) income, net primarily consists of interest income, interest expense and amortization of debt discount associated with our term loans and insurance recoveries.

In 2012, the Company filed a claim with the Hartford Insurance Company, or Hartford, for reimbursement of legal costs incurred in connection with litigation with a competitor that was resolved in 2013. The Company held a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May 2014. The Company received settlement payments from Hartford and recovery of costs associated with the litigation of $0.0 million, $0.0 million, and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from customers within six months after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $3.9 million and $0.7 million as of December 31, 2016 and 2015, respectively, recorded net against accounts receivable in the balance sheet.

A portion of the Company’s revenue is generated from consigned inventory of silicone gel breast implants and tissue expanders maintained at doctor, hospital, and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify the Company upon use. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and the Company periodically reviews consignment inventories to confirm accuracy of customer reporting. FDA regulations require tracking the sales of all breast implants.

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

We recorded expense for the accrual of warranties in the amounts of $0.1 million, $0.4 million and $0.5 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we held total warranty liabilities of $1.4 million and $1.3 million, respectively.

Stock‑Based Compensation

We recognize stock‑based compensation using a fair‑value based method, for costs related to all employee share‑based payments, including stock options, restricted stock units, and the employee stock purchase plan.  Stock-based compensation cost is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures.

We estimate the fair value of our stock‑based awards to employees and directors using the Black‑Scholes option pricing model. The grant date fair value of a stock‑based award is recognized as an expense over the requisite service period of the award on a straight‑line basis. In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

The Black‑Scholes and Monte-Carlo models require inputs of subjective assumptions, including the risk‑free interest rate, expected dividend yield, expected volatility and expected term, among other inputs. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock‑based compensation expense could be materially different in the future.

We recorded total non‑cash stock‑based compensation expense of $3.2 million, $2.4 million and $0.6 million for the years ended December 31, 2016,  2015 and 2014, respectively. As of December 31, 2016, we had total unrecognized compensation costs of $4.3 million related to our stock options and employee stock purchase plan. These costs are expected to be recognized over a weighted average period of 2.74 years. As of December 31, 2016, we had total unrecognized compensation costs of $2.2 million related to restricted stock units, or RSUs. These costs are expected to be recognized over a weighted average period of 1.86 years.

Warrant Liabilities

We have issued warrants to Oxford Finance, LLC, or Oxford, to purchase shares of common stock in connection with our previously held term loan agreement with Oxford. The warrants are recorded at fair value using either the Black‑Scholes option pricing model, other binomial valuation model or lattice model, depending on the characteristics of the warrants at the time of the valuation. The fair value of these warrants is re‑measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations. We will continue to re‑measure the warrants to fair value until exercise or expiration of the related warrant.

As of December 31, 2016 and 2015, the fair value of our warrant liability was $0.1 million and $0.0 million, respectively. We recognized an increase of other (income) expense of $39,072 for the change in fair value of warrants during the year ended December 31, 2016, a decrease of $0.4 million for the year ended December 31, 2015 and an increase of $0.2 million for the year ended December 31, 2014.

Acquisitions

We account for acquired business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Valuations are generally completed for business acquisitions using a discounted cash flow analysis. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors and assumptions can significantly affect the value of the intangible asset. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. We will finalize these amounts as we obtain the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in adjustments to the provisional amounts recognized at the acquisition dates. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. We will finalize these amounts no later than one year from the respective acquisition dates.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life.

Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in general and administrative expense. We use the Monte-Carlo Simulation model to estimate the fair value of contingent consideration, which requires input assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock‑based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

Please refer to Note 2 in the notes to our financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years ended December 31, 2016 and 2015:

Year Ended

	December 31,
	2016	2015
	(in thousands)
Statement of operations data
Net sales	$20,734	$38,106
Cost of goods sold	6,880	10,654
Gross profit	13,854	27,452
Operating Expenses
Sales and marketing	20,607	25,762
Research and development	9,704	7,199
General and administrative	23,577	18,738
Goodwill impairment	—	14,278
Total operating expenses	53,888	65,977
Loss from operations	(40,034)	(38,525)
Other income (expense), net
Interest income	63	32
Interest expense	(98)	(3,097)
Other (expense) income, net	(36)	360
Total other income (expense), net	(71)	(2,705)
Loss before income taxes	(40,105)	(41,230)
Income taxes	61	—
Net loss	$(40,166)	$(41,230)

Net Sales

Net sales decreased $17.4 million, or 45.6%, to $20.7 million for the year ended December 31, 2016, as compared to $38.1 million for the year ended December 31, 2015. The decrease was a result of both our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016 and our controlled re-entry to market designed to optimize our supply of Breast Products inventory. The decrease in Breast Product net sales was offset by $3.8 million of scar management product net sales for the year ended December 31, 2016, following the acquisition of bioCorneum® in March 2016.

As of December 31, 2016, our sales organization included 43 employees, as compared to 51 employees as of December 31, 2015.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $3.8 million, or 35.4%, to $6.9 million for the year ended December 31, 2016, as compared to $10.7 million for the year ended December 31, 2015.  This decrease was due to a decrease in sales volume driven by both our voluntary hold on sales from October 9, 2015 to March 1, 2016 and our controlled re-entry into the marketplace, offset by a decrease to our allowance for sales returns.

The gross margins for the years ended December 31, 2016 and 2015 were 66.8% and 72.0%, respectively. The decrease for the year ended December 31, 2016 was primarily due to increased inventory write-offs, partially offset by increased sales of our scar management products, which generally have higher gross margins.  The increase in inventory write-offs resulted from the timing and recognition of products anticipated to expire prior to being sold and discontinuation of certain product lines.

Sales and Marketing Expenses

Sales and marketing expenses decreased $5.2 million, or 20.0%, to $20.6 million for the year ended December 31, 2016, as compared to $25.8 million for the year ended December 31, 2015.  This decrease consisted primarily of a $2.9 million decrease in employee–related costs as a result of decreased headcount and a $2.6 million decrease in marketing costs due to lower no‑charge customer shipping costs and less direct marketing activities.

Research and Development Expenses

R&D expenses increased $2.5 million, or 34.8%, to $9.7 million for the year ended December 31, 2016, as compared to $7.2 million for the year ended December 31, 2015.  This increase was primarily due to a $2.6 million increase in product development costs and related consulting fees, a $0.2 million increase of employee incentive compensation, offset by a $0.4 million decrease in clinical trial expenses.

General and Administrative Expenses

G&A expenses increased $4.8 million, or 25.8%, to $23.6 million for the year ended December 31, 2016, as compared to $18.7 million for the year ended December 31, 2015.  This increase consisted primarily of a $2.9 million increase in outside legal counsel and litigation expenses, a $1.6 million probable loss incurred related to the proposed settlement of the class action securities litigation, and a $0.8 million increase in amortization expense related to intangible assets acquired in the current fiscal year, offset by a $0.8 million decrease in medical device excise tax costs as a result of the suspension of the tax during calendar years 2016 and 2017.

Goodwill Impairment

There were no goodwill impairment charges for the year ended December 31, 2016. Goodwill impairment charges for the year ended December 31 2015 were $14.3 million. For additional information on the goodwill impairment for the year ended December 31, 2015, see Note 5 to our Financial Statements included herein.

Other Income (Expense), net

Total other income (expense), net for the year ended December 31, 2016 was primarily associated with interest income on cash held in a money market account, interest paid on inventory payable and expense recognized for the change in fair value of warrants. Total other income (expense), net for the year ended December 31, 2015 was primarily associated with interest income on cash held in a money market account, interest expense on our Oxford term loans, which were repaid in full in the fourth quarter of 2015 and income recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the year ended December 31, 2016 was associated with a deferred tax liability associated with indefinite lived intangibles from acquisitions that cannot offset the deferred tax asset. There was no income tax expense for the year ended December 31, 2015.

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Statement of operations data
Net sales	$38,106	$44,733
Cost of goods sold	10,654	11,500
Gross profit	27,452	33,233
Operating Expenses
Sales and marketing	25,762	23,599
Research and development	7,199	4,707
General and administrative	18,738	10,712
Goodwill impairment	14,278	—
Total operating expenses	65,977	39,018
Loss from operations	(38,525)	(5,785)
Other income (expense), net
Interest income	32	—
Interest expense	(3,097)	(2,172)
Other (expense) income, net	360	2,146
Total other income (expense), net	(2,705)	(26)
Loss before income taxes	(41,230)	(5,811)
Income taxes	—	—
Net loss	$(41,230)	$(5,811)

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

Goodwill Impairment

Goodwill impairment charges for the year ended December 31, 2015 were $14.3 million. There were no goodwill impairment charges for the year ended December 31, 2014. For additional information on these goodwill impairments, see Note 5 to our Financial Statements included herein.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings. As of December 31, 2016, we had no long-term debt.

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

As of December 31, 2016, we had $67.2 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs. In addition, we have used cash to fund recent acquisitions, including $6.9 million for the acquisition of bioCorneum from Enaltus, which closed on March 9, 2016 and $5.0 million for the acquisition of assets from SSP, which closed on November 2, 2016. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months from the date our financial statements are issued.

However, we expect that uncertainty regarding expenses we may continue to incur in connection with establishing new manufacturing capacity with Vesta or any other third-party manufacturer for our breast implants, and our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur defending against litigation claims, including the Silimed Litigation, may have a material effect on our future cash outflows and our liquidity. As a result, we may be required to seek additional funds in the future from public or private offerings of our capital stock, borrowings under term loans or from other sources.

On March 13, 2017 we entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB. Under the terms of the Loan Agreement, SVB made available to us a revolving line of credit of up to $15.0 million and a $5.0 million term loan. We have not borrowed any amounts under the Loan Agreement. For further details on the Loan Agreement, see Item 9B — “Other Information.”

Cash Flows

The following table shows a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(34,430)	$(18,184)	$450
Investing activities	(12,835)	(1,128)	(439)
Financing activities	1,676	35,384	86,996
Net change in cash and cash equivalents	$(45,589)	$16,072	$87,007

Cash (used in) provided by operating activities

Net cash used in operating activities was $34.4 million and $18.2 million during the years ended December 31, 2016 and 2015, as compared to net cash provided by operating activities of $0.5 million during the year ended December 31, 2014. The $16.2 million increase in cash used in operating activities between the years ended December 31, 2016 and 2015 was primarily associated with a $17.4 million decrease in net sales, a $2.1 million increase in operating expenses, excluding goodwill impairment for 2015, and an increase in cash outflows from operating assets and liabilities resulting from customer deposits and timing of accounts payable and accrued liability payments. The $18.6 million increase in cash used in operating activities between the years ended December 31, 2015 and 2014 was primarily associated with the increase in net loss of $35.4 million, which was affected by our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed since October 9, 2015, offset by a decrease in cash outflows from operating assets and liabilities resulting from a decrease in inventory purchases and timing of accounts payable payments.

Cash used in investing activities

Net cash used in investing activities was $12.8 million, $1.1 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. The increase in cash used in investing activities of $11.7 million between the years ended December 31, 2016 and 2015 was primarily due to $6.9 million for the acquisition of bioCorneum® in March 2016 and $5.0 million for the acquisition of the AlloX2® and Dermaspan™ lines of breast tissue expanders, in addition the Softspan™ line of general tissue expanders in November 2016. The $0.7 million increase in cash used in investing activities between the years ended December 31, 2015 and 2014 was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $1.7 million during the year ended December 31, 2016 as compared to $35.4 million during the year ended December 31, 2015. The decrease in cash provided by financing activities of $33.7 million between the years ended December 31, 2016 and 2015 was primarily the result of decrease in cash proceeds from the issuance of our common stock. For the year ended December 31, 2015, we received cash proceeds from the issuance of common stock, net of underwriters discount in a follow-on offering of $62.0 million, offset by the repayment of long-term debt of $26.6 million. The decrease in cash provided by financing activities of $51.6 million between the years ended December 31, 2015 and 2014 was primarily the result of the decrease in cash proceeds from the issuance of our common stock. For the year ended December 31, 2014, we received cash proceeds from the issuance of common stock, net of the underwriters discount in an IPO of $80.2 million.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the timing and availability of alternative manufacturing sources, and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our Breast Products, scar management products, and any other future products that we may develop and commercialize;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;

•	new product acquisition and development efforts;
•	facilities expansion needs;
•	investment in inventory required to meet customer demands; and
•	expenses we incur in connection with defending against litigation, including the Silimed Litigation.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payments Due by Period
					More than
	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	$1,560	$532	$1,028	$—	$—
Purchase obligations (1)	2,571	2,571	—	—	—
Total contractual obligations (2)	$4,131	$3,103	$1,028	$—	$—

(1)

Purchase obligations include the following: (i) accounts payable and (ii) open purchase commitments with our contract manufacturers. We currently expect to fund these commitments with cash flows from operations and existing cash balances.

(2)	This table reflects our contractual obligations as of December 31, 2016 and does not reflect the Loan Agreement with SVB discussed above, which was entered into on March 13, 2017.

Off‑Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2016, we had $67.2 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F‑1. An index of those financial statements is included in Part IV, Item 15 below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K.  The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form; and accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective as a result of a material weakness described below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or the COSO 2013 Framework. Based on this assessment, management concluded that as of December 31, 2016, our internal control over financial reporting was not effective because of the material weakness described below.

The Company did not maintain sufficiently trained resources with knowledge of internal control over financial reporting as it relates to accounting for significant unusual transactions, including coordination with external service providers. As a result, the Company did not design and implement effective management review controls over business combinations, specifically key assumptions, financial data and calculations used to measure the fair value of acquired assets and liabilities, including contingent consideration prepared by its external service provider.

This material weakness resulted in material misstatements in the current period to intangible assets, goodwill and contingent consideration, which were corrected by management prior to the issuance of the Company’s financial statements included herein. These deficiencies represented a material weakness in our internal control over financial reporting as of December 31, 2016 because there is a reasonable possibility that material misstatements to our consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

Except for the material weakness described herein, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remedial Measures

The Company is in the process of improving its policies and procedures relating to the recognition and measurement of significant unusual transactions, including those involving external service providers and designing more effective controls to remediate the material weakness described above. Management plans to enhance its controls related to non-routine transactions by supplementing with additional resources as necessary, enhancing the design and documentation of management review controls, and improving the documentation of internal control procedures.

Item 9B.  Other Information

Manufacturing Agreement with Vesta

On March 10, 2017, we entered into a manufacturing agreement with Vesta pursuant to which Vesta shall manufacture and supply our breast implant products. The term of the manufacturing agreement is five years, subject to customary termination rights by either party including termination for a material breach of the agreement. The manufacturing agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, packaging requirements, limited warranties, confidentiality and indemnification, including indemnification by us for a breach of certain representations and warranties related to confidentiality and intellectual property, the breach of which or the failure to provide such indemnity would qualify as a material breach.

The foregoing description of the manufacturing agreement is not complete and is qualified entirely by reference to the full text of the agreement, a copy of which will be filed with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2017.

PMA Supplement Submission

On March 13, 2017, we submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta, pursuant to a manufacturing agreement entered into between the parties on March 10, 2017.

Loan and Security Agreement with Silicon Valley Bank

On March 13, 2017, we entered into a Loan Agreement with SVB. Under the terms of the Loan Agreement, SVB made available to us a revolving line of credit of up to $15.0 million, or the Revolving Line, and a $5.0 million term loan, or the Term Loan. We have not borrowed any amounts under the Revolving Line or the Term Loan. We intend to use the proceeds from the Loan Agreement for working capital and other general corporate purposes.

Any indebtedness under the Term Loan and the Revolving Line bear interest at a floating per annum rate equal to the prime rate as reported in The Wall Street Journal plus 1.00%, which as of the closing date is 3.75%. The Term Loan has a scheduled maturity date of March 1, 2020. We must make monthly payments of accrued interest under the Term Loan from the funding date of the Term Loan, or the Funding Date, until April 1, 2018, followed by monthly installments of principal and interest through the term loan maturity date. The interest-only period may be extended until April 1, 2019 if we have obtained FDA certification of the manufacturing facility operated by Vesta by March 31, 2018. We may prepay all, but not less than all, of the Term Loan prior to its maturity date provided we pay SVB a prepayment charge based on a percentage of the then-outstanding principal balance which shall be equal to 2% if the prepayment occurs prior to the second anniversary of the Funding Date, and 1% if the prepayment occurs thereafter. Upon making the final payment of the Term Loan, whether upon prepayment, acceleration or at maturity, we are required to pay a 12.5% fee on the original principal amount of the Term Loan.

The amount of loans available to be drawn under the Revolving Line is based on a borrowing base equal to 80% of our eligible accounts; provided that if we maintain an adjusted quick ratio (as defined in the Loan Agreement) of 1.5:1.0 for three continuous consecutive months, we may access the full Revolving Line. We may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Line until the maturity of the facility on March 13, 2022.

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a financial covenant to maintain the adjusted quick ratio (as defined in the Loan Agreement) of 1.15:1.0 while borrowings are outstanding and until we have obtained FDA certification of the manufacturing facility operated by Vesta, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of any “material adverse change” as set forth in the Loan Agreement, penalties or judgements in an amount of at least $1,000,000 rendered against us by any governmental agency and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property.

In connection with the entry into the Term Loan, we will issue a warrant to SVB, or the Warrant, exercisable for such number of shares of our common stock as equal to $87,500 divided by a price per share equal to the average closing price of the Company’s common stock on the NASDAQ Capital Market for the five trading days prior to the Funding Date. The Warrant may be exercised on a cashless basis, and is immediately exercisable from the Funding Date through the earlier of (i) the five year anniversary of the Funding Date, and (ii) the consummation of certain acquisition transactions involving the Company as set forth in the Warrant.

At the closing of the Loan Agreement, SVB earned a commitment fee of $937,500 of which we paid $187,500 on the closing date and the remainder of which is due and payable by us in increments of $187,500 on each anniversary thereof.

The foregoing descriptions of the Loan Agreement and the Warrant are not complete and are qualified entirely by reference to the full text of the Loan Agreement and Warrant which will be filed with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2017.

Executive Officer Employment Agreement Amendment

On March 10, 2017 we amended our employment agreement with Charles Huiner, our Chief Operating Officer and Senior Vice President of Corporate Development & Strategy, to provide for the acceleration of his unvested equity awards in certain limited situations.

The foregoing description of the amendment to Mr. Huiner’s employment agreement is not complete and is qualified entirely by reference to the full text of the amendment, a copy of which is filed herewith as Exhibit 10.17 and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15.  Exhibits, Financial Statements and Schedule

(a)(1)Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3)Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10‑K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10‑K.

Sientra, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sientra, Inc.:

We have audited the accompanying balance sheets of Sientra, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the financial statements, we also have audited the related financial statement schedule II – valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Sientra, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Los Angeles, California March 14, 2017

Sientra, Inc.

Balance Sheets

(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$67,212	$112,801
Accounts receivable, net of allowances of $4,329 and $1,116 at December 31, 2016 and December 31, 2015, respectively	3,082	4,249
Inventories, net	18,484	20,602
Insurance recovery receivable	9,375	—
Prepaid expenses and other current assets	1,852	1,473
Total current assets	100,005	139,125
Property and equipment, net	2,986	1,404
Goodwill	4,878	—
Other intangible assets, net	6,186	53
Other assets	228	223
Total assets	$114,283	$140,805
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,555	$4,069
Accrued and other current liabilities	6,507	6,959
Legal settlement payable	10,900	—
Customer deposits	6,559	9,488
Total current liabilities	27,521	20,516
Warranty reserve and other long-term liabilities	3,145	1,418
Total liabilities	30,666	21,934
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 18,671,409 and 18,066,143 and outstanding 18,598,682 and 17,993,416 shares at December 31, 2016 and December 31, 2015 respectively	186	180
Additional paid-in capital	299,133	294,227
Treasury stock, at cost (72,727 shares at December 31, 2016 and December 31, 2015)	(260)	(260)
Accumulated deficit	(215,442)	(175,276)
Total stockholders’ equity	83,617	118,871
Total liabilities and stockholders’ equity	$114,283	$140,805

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$20,734	$38,106	$44,733
Cost of goods sold	6,880	10,654	11,500
Gross profit	13,854	27,452	33,233
Operating expenses:
Sales and marketing	20,607	25,762	23,599
Research and development	9,704	7,199	4,707
General and administrative	23,577	18,738	10,712
Goodwill impairment	—	14,278	—
Total operating expenses	53,888	65,977	39,018
Loss from operations	(40,034)	(38,525)	(5,785)
Other income (expense), net:
Interest income	63	32	—
Interest expense	(98)	(3,097)	(2,172)
Other (expense) income, net	(36)	360	2,146
Total other income (expense), net	(71)	(2,705)	(26)
Loss before income taxes	(40,105)	(41,230)	(5,811)
Income taxes	61	—	—
Net loss	$(40,166)	$(41,230)	$(5,811)

Basic and diluted net loss per share attributable to common stockholders	$(2.20)	$(2.61)	$(2.28)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	18,233,177	15,770,972	2,545,371

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except per share data)

	Convertible preferred						Additional		Total
	stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at December 31, 2013	24,593,087	$150,456	279,879	$3	72,727	$(260)	1,819	$(128,235)	$(126,673)
Conversion of convertible preferred stock to common stock	(24,593,087)	(150,456)	8,942,925	89	—	—	150,367	—	150,456
Proceeds from IPO, net of costs	—	—	5,750,000	58	—	—	76,977	—	77,035
Stock option exercises	—	—	12,900	—	—	—	38	—	38
Employee stock-based compensation expense	—	—	—	—	—	—	594	—	594
Net loss	—	—	—	—	—	—	—	(5,811)	(5,811)
Balances at December 31, 2014	—	$—	14,985,704	$150	72,727	$(260)	229,795	$(134,046)	$95,639
Proceeds from follow-on offering, net of costs	—	—	3,000,000	30	—	—	61,367	—	61,397
Employee stock-based compensation expense	—	—	—	—	—	—	2,382	—	2,382
Stock option exercises	—	—	36,189	—	—	—	119	—	119
Employee stock purchase program (ESPP)	—	—	44,250	—	—	—	564	—	564
Net loss	—	—	—	—	—	—	—	(41,230)	(41,230)
Balances at December 31, 2015	—	$—	18,066,143	$180	72,727	$(260)	$294,227	$(175,276)	$118,871
Employee stock-based compensation expense	—	—	—	—	—	—	3,236	—	3,236
Stock option exercises	—	—	478,099	5	—	—	918	—	923
Employee stock purchase program (ESPP)	—	—	122,667	1	—	—	752	—	753
Vested restricted stock			4,500	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(40,166)	(40,166)
Balances as of December 31, 2016	—	$—	18,671,409	$186	72,727	$(260)	$299,133	$(215,442)	$83,617

See accompanying notes to financial statements.

Sientra, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(40,166)	$(41,230)	$(5,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	14,278	—
Depreciation and amortization	1,177	318	275
Provision for doubtful accounts	437	233	39
Provision for warranties	71	385	447
Provision for inventory	1,384	469	—
Change in fair value of warrants	39	(360)	220
Change in fair value of contingent consideration	37	—	—
Non-cash interest expense	3	1,386	490
Stock-based compensation expense	3,236	2,382	594
Loss on disposal of property and equipment	124	—	—
Deferred income taxes	61	—	—
Changes in assets and liabilities:
Accounts receivable	927	715	875
Prepaid expenses, other current assets and other assets	(529)	147	(864)
Inventories	2,390	(898)	1,359
Insurance recovery receivable	(9,375)	—	—
Accounts payable	(564)	1,546	(2,266)
Accrued and other liabilities	(1,422)	1,571	1,385
Legal settlement payable	10,900	—	—
Customer deposits	(3,160)	874	3,707
Net cash (used in) provided by operating activities	(34,430)	(18,184)	450
Cash flows from investing activities:
Purchase of property and equipment	(1,126)	(1,128)	(439)
Business acquisitions	(11,709)	—	—
Net cash used in investing activities	(12,835)	(1,128)	(439)
Cash flows from financing activities:
Proceeds from exercise of stock options	923	119	38
Proceeds from issuance of common stock, net of underwriters discount	—	62,040	80,213
Proceeds from issuance of common stock under ESPP	753	564	—
Deferred equity issuance costs, IPO	—	(71)	(3,107)
Deferred equity issuance costs, follow-on offering	—	(643)	—
Proceeds from issuance of long-term debt	—	—	10,000
Repayment of long-term debt	—	(26,625)	—
Deferred financing costs	—	—	(148)
Net cash provided by financing activities	1,676	35,384	86,996
Net (decrease) increase in cash and cash equivalents	(45,589)	16,072	87,007
Cash and cash equivalents at:
Beginning of period	112,801	96,729	9,722
End of period	$67,212	$112,801	$96,729

Supplemental disclosure of cash flow information:
Interest paid	$96	$1,884	$1,577
Supplemental disclosure of non-cash investing and financing activities:
Accrued equity issuance costs	—	—	71
Property and equipment in accounts payable and accrued liabilities	939	22	44
Acquisition of business, deferred and contingent consideration obligations at fair value	1,600	—	—

See accompanying notes to financial statements.

Sientra, Inc.

Notes to Financial Statements

1) Formation and Business of the Company

(a)	Formation

Sientra, Inc., or the Company, was incorporated in the State of Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed its name to Sientra, Inc. in April 2007. The Company acquired substantially all the assets of Silimed, Inc. on April 4, 2007. The purpose of the acquisition was to acquire the rights to the silicone breast implant clinical trials, related product specifications and pre-market approval, or PMA, assets. Following this acquisition, the Company focused on completing the clinical trials to gain FDA approval to offer its silicone gel breast implants in the United States.

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

On November 3, 2014, the Company completed an initial public offering, or IPO, whereby it sold a total of 5,750,000 shares of common stock at $15.00 per share inclusive of 750,000 shares sold to underwriters for the exercise of their option to purchase additional shares.  The Company received net proceeds from the IPO of approximately $77.0 million, after deducting underwriting discounts and commissions and offering expenses of approximately $9.2 million.  These expenses were recorded against the proceeds received from the IPO.  Common stock is listed on the Nasdaq Stock Exchange under the symbol “SIEN.”

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

On September 23, 2015, the Company closed a follow-on public offering, whereby it sold 3,000,000 shares of its common stock, at a price to the public of $22.00 per share. The Company received net proceeds from the follow-on offering of approximately $61.4 million, after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $0.6 million.

(e)	Regulatory Inquiries Regarding Products Manufactured by Silimed

There have been recent regulatory inquiries related to medical devices manufactured by Silimed Indústria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s former sole source contract manufacturer for its silicone gel breast implants and certain other products.

On September 23, 2015, the Medicines and Healthcare Products Regulatory Agency, or MHRA, an executive agency of the United Kingdom, or U.K., issued a press release announcing the suspension of sales and implanting in the U.K. of all medical devices manufactured by Silimed following the suspension of the CE and ISO 13485 certifications of these products issued by TÜV SÜD, Silimed’s notified body under European Union, or EU, regulation. The suspension of Silimed’s CE and ISO 13485 certifications by TÜV SÜD followed TÜV SÜD’s inspection at Silimed’s manufacturing facilities in Brazil, relating to the alleged presence of surface particles on Silimed breast products. Breast implants have stringent standards for manufacturing and robust quality systems, but there is no specific or defined standard for surface particles on breast implants. MHRA noted that no risks to patient health have been identified in connection with implanting Silimed-manufactured products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced suspension of the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra, while they continue to review the technical compliance related to cGMP, of Silimed’s manufacturing facility. ANVISA reiterated that no risks to patient health have been identified in connection with implanting Silimed-manufactured products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Furthermore, ANVISA also indicated that, based on its contact to date with foreign regulatory authorities, there have been no reports of adverse events related to this issue.

On October 9, 2015, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.  The Company had ongoing discussions with the FDA regarding European and Brazilian regulatory inquiries into Silimed-manufactured products, and the Company conducted its own review of the matter with the assistance of independent experts in quality management systems, cGMP and data-based risk assessment.  The FDA also reiterated that no reports of adverse events and no risks to patient health had been identified in connection with implanting Silimed-manufactured products.

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

On March 1, 2016, after the completion of extensive independent, third-party testing and analyses of its devices manufactured by Silimed, the Company lifted the temporary hold on the sale of such devices and informed its Plastic Surgeons of the Company’s controlled market re-entry plan designed to optimize the Company’s inventory supply. The results of the Company’s testing indicate no significant safety concerns with the use of its products, including its breast implants, consistent with their approval status since 2012.

On July 11, 2016, after completing an inspection of Silimed’s facility, ANVISA announced the reinstatement of Silimed’s GMP certificate and their ability to manufacture commercial products. The Brazilian GMP certificate is effective as of July 8, 2016 and is valid for two years. The Silimed facility that has been approved for manufacturing is a different facility from where Sientra breast implants were previously manufactured, which was damaged by a fire on October 22, 2015, and it remains unclear as to whether this different facility is fully equipped to manufacture Sientra’s silicone gel breast implants. Moreover, even if this different facility was equipped to manufacture Sientra’s silicone gel breast implants, such products cannot be sold in the U.S. until a PMA supplement for that facility is submitted, Silimed’s operations have been fully validated to U.S. FDA standards and they have successfully passed an FDA inspection, the timing of which remains uncertain. Additionally, the suspension of Silimed’s CE and ISO 13485 certifications by TÜV SÜD remains in place and continues to limit Silimed’s ability to sell to countries requiring a CE mark. The Company’s existing manufacturing contract with Silimed expires on its terms on April 1, 2017.

For more information on the status of the Company’s relationship with Silimed, see Note 9—Commitments and Contingencies.

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

(b)Liquidity

Since inception, the Company has incurred net losses. During the years ended December 31, 2016, 2015, and 2014 the Company incurred net losses of $40.2 million, $41.2 million, and $5.8 million, respectively. The Company used $34.4 million of cash in operations for the year ended December 31, 2016, used $18.2 million cash in operations during the year ended December 31, 2015 and provided $0.5 million of cash in operations during the year ended December 31, 2014. At December 31, 2016 and 2015 the Company had an accumulated deficit of $215.4 million and $175.3 million, respectively. At December 31, 2016, the Company had cash and cash equivalents of $67.2 million. The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2016, the Company’s existing manufacturing contract with Silimed, the Company’s former sole source, third-party manufacturer of silicone gel breast implants expires on its terms on April 1, 2017, and the Company does not intend to renew that contract with Silimed.  Accordingly, the Company continues to evaluate the availability of alternative manufacturing sources, including with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, which is establishing manufacturing capacity for the Company and with which the Company recently executed a definitive manufacturing agreement for the long-term supply of the Company’s PMA-approved breast implants. The continuation of the Company as a going concern is dependent upon many factors including resolution of any outstanding disputes with Silimed (see Note 9—Commitments and Contingencies), the availability of alternative manufacturing sources, and continued sale of the Company’s products. The Company believes that it has the ability to continue as a going concern for at least 12 months from the date the Company’s financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(c)Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of cash in checking accounts and interest-bearing money market accounts.

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

The Company relies on a limited number of third-party manufacturers for the manufacturing and supply of its products.  This could result in the Company not being able to acquire the inventory needed to meet customer demand, which would result in possible loss of sales and affect operating results adversely.

(e)Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability is discussed in Note 2.  As of December 31, 2016 and 2015, the Company had no outstanding long-term debt.

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

The Company assessed the fair value of the deferred consideration and contingent consideration for future royalty payments related to the acquisition of bioCorneum® and the contingent consideration for future milestone payments for the acquisition of the tissue expander portfolio from SSP using the Monte-Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall, fair value measurement of the deferred consideration and contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	99	99
Liability for deferred consideration	—	—	395	395
Liability for contingent consideration	—	—	1,242	1,242
	$—	—	1,736	1,736

	Fair Value Measurements as of
	December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	60	60
	$—	—	60	60

The liability for common stock warrants is included in “accrued and other current liabilities” and the liability for the deferred consideration and contingent consideration is included in “warranty reserve and other long-term liabilities” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants, deferred and contingent consideration for which fair value is determined by Level 3 inputs (in thousands):

Warrant Liability
Balance, December 31, 2015	$60
Increase in fair value through December 31, 2016	39
Balance, December 31, 2016	$99

Deferred Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related deferred consideration	434
Change in fair value of deferred consideration	(39)
Balance, December 31, 2016	$395

Contingent Consideration Liability
Balance, December 31, 2015	$—
Initial fair value of acquisition-related contingent consideration	1,166
Change in fair value of contingent consideration	76
Balance, December 31, 2016	$1,242

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the statement of operations and changes in deferred consideration and contingent consideration are recognized in “general and administrative” expense in the statement of operations.

(g)Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful life of the asset, generally three years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale of an asset, the cost and related accumulated depreciation or amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

(h)Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two‑step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform the two‑step impairment test for that reporting unit.

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

The Company tests indefinite-lived intangible assets for impairment on at least an annual basis and whenever circumstances suggest the assets may be impaired. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. If indicators of impairment are present, we evaluate the carrying value of the intangible assets in relation to estimates of future undiscounted cash flows. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

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

(i)Impairment of Long‑Lived Assets

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments of long‑lived assets recorded during the years ended December 31, 2016, 2015 and 2014. The Company may record impairment losses in future periods if factors influencing its estimates change.

(j)Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in our financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings.

(k)Revenue Recognition

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

Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from customers within six months after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $3.9 million and $0.7 million as of December 31, 2016 and 2015, respectively, recorded net against accounts receivable in the balance sheet.

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

Shipping and handling charges are largely provided to customers free of charge. The associated costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the statement of operations as an accounting policy election. For the years ended 2016, 2015 and 2014 these costs amounted to $0.6 million, $1.1 million and $1.3 million, respectively.

In other cases, shipping and handling charges may be invoiced to customers based on the amount of products sold. In such cases, shipping and handling fees collected are recorded as revenue and the related expense as a component of cost of goods sold.

(l)Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect from some of its customers.

The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit‑worthiness, past transaction history with the customer, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required. The Company has established an allowance for doubtful accounts of $0.4 million and $0.5 million as of December 31, 2016 and 2015, respectively.

(m)Inventories and Cost of Goods Sold

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

At December 31, 2016 and 2015, approximately $2.0 million and $2.3 million, respectively, of the Company’s inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

(n)Income Taxes

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

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities associated with indefinite lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived intangible assets. Tax expense was $0.1 million and $0.0 million for the years ended December 31, 2016 and 2015, respectively.

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

(o)Research and Development Expenditures

Research and development costs are charged to operating expenses as incurred. Research and development, or R&D, primarily consist of clinical expenses, regulatory expenses, product development, consulting services, outside research activities, quality control and other costs associated with the development of the Company’s products and compliance with Good Clinical Practices, or GCP, requirements. R&D expenses also include related personnel and consultant compensation and stock-based compensation expense.

(p)Advertising

Expenses related to advertising are charged to sales and marketing expense as incurred. Advertising costs were $0.6 million, $1.0 million and $1.5 million for the years 2016, 2015 and 2014, respectively.

(q)Stock‑Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair‑value based method, for costs related to all employee share‑based payments, including stock options, restricted stock units, and the employee stock purchase plan. ASC 718 requires companies to estimate the fair value of share‑based payment awards on the date of grant using an option‑pricing model. We estimate the fair value of our stock‑based awards to employees and directors using the Black‑Scholes option pricing model. The grant date fair value of a stock‑based award is recognized as an expense over the requisite service period of the award on a straight‑line basis. In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

The option-pricing models require the input of subjective assumptions, including the risk‑free interest rate, expected dividend yield, expected volatility and expected term, among other inputs. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock‑based compensation expense could be materially different in the future. These assumptions are estimated as follows:

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

•	Expected term—The expected term represents the period that our stock‑based awards are expected to be outstanding.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2016			2015			2014
Expected term (in years)	5.47	to	6.07	5.27	to	6.08	5.77	to	6.08
Expected volatility	51%	to	53%	45%	to	52%	52%	to	57%
Risk-free interest rate	1.42%	to	1.54%	1.48%	to	1.92%	1.71%	to	2.00%
Dividend yield	—			—			—

In addition to the assumptions used in the option-pricing models, the amount of stock‑based compensation expense we recognize in our financial statements includes an estimate of stock option forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock‑based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock‑based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock‑based compensation expense recognized in our financial statements.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock purchase rights granted under the employee stock purchase plan:

	Year Ended December 31,
ESPP	2016			2015			2014
Expected term (in years)	0.50	to	2.10	0.50	to	2.10	0.63	to	2.14
Expected volatility	42%	to	58%	42%	to	44%	43%	to	44%
Risk-free interest rate	0.08%	to	0.85%	0.08%	to	0.71%	0.08%	to	0.49%
Dividend yield	—			—			—

 (r)Product Warranties

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance as of January 1	$1,332	$961
Payments made during the period	(25)	(14)
Changes in accrual related to warranties issued during the period	177	420
Changes in accrual related to pre-existing warranties	(106)	(35)
Balance as of December 31	$1,378	$1,332

(s)Segment Information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate basis to its Chief Executive Officer, who is the Company’s chief operating decision maker. All tangible assets are held in the United States.

(t)Net Loss Per Share

	December 31,
	2016	2015	2014
Net loss (in thousands)	$(40,166)	$(41,230)	$(5,811)
Weighted average common shares outstanding, basic and diluted	18,233,177	15,770,972	2,545,371
Net loss per share attributable to common stockholders	$(2.20)	$(2.61)	$(2.28)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2016, 2015 and 2014 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2016	2015	2014
Stock options to purchase common stock	2,057,296	1,967,906	1,613,544
Warrants for the purchase of common stock	47,710	47,710	47,710

2,105,006	2,015,616	1,661,254

(u)Recent Accounting Pronouncements

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

 In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statement—Going Concern. The standard was issued to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. The Company adopted ASU 2014-15 for the year ended December 31, 2016. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method.  In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date of ASU 2016-20 is the same as the effective date for ASU 2014-09. In preparation for our adoption of the new standard in our fiscal year ending December 31, 2018, we are reviewing contracts and other forms of agreements with our customers and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations—exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and by other medical device companies, such as allowance for sales returns, rebates and other pricing programs. We have not yet determined the impact of the new standard on our financial statements or whether we will adopt on a prospective or retrospective basis in the first quarter of our fiscal year ending December 31, 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The standard adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more specific definition of a business. The updated accounting standard will be effective for the Company beginning in fiscal year 2018. This ASU currently has no impact on the Company; however, the Company will evaluate the impact of this ASU on future business acquisitions.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The standard update eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The standard will be effective for the Company beginning in fiscal year 2020. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

(3) Acquisitions

(a)Acquisition of bioCorneum®

On March 9, 2016, the Company entered into an asset purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to bioCorneum®, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of bioCorneum® aligns with the Company’s business development objectives and adds a complementary product that serves the needs of its customers. In connection with the acquisition, the Company recorded $0.2 million of professional fees for the year ended December 31, 2016, which is included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $7.4 million, which consisted of the following (in thousands):

Fair Value
Cash	$6,859
Deferred consideration	434
Contingent consideration	116
$7,409

The deferred consideration and contingent consideration consist of future royalty payments to be paid on a quarterly basis to Enaltus on future bioCorneum® sales for the 4.5 years beginning January 1, 2024. The Company has determined the fair value of the deferred consideration and contingent consideration at the acquisition date using a Monte-Carlo simulation model. The fair value of the deferred consideration is based on the future minimum royalty payments using the risk-free U.S. Treasury yield curve discount rate. The minimum estimated future payments due under the deferred consideration are $0.5 million. The fair value of the contingent consideration is based on projected future bioCorneum® sales and a risk-adjusted discount rate. The terms of the agreement do not provide for a limitation on the maximum potential future payments. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The deferred consideration and contingent consideration components are classified as other long-term liability and are subject to the recognition of subsequent changes in fair value through general and administrative expense in the statement of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The financial statements for the year ended December 31, 2016 include the results of operations of bioCorneum® from the date of acquisition.

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
	$4,000

The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price has been finalized. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

(b)Acquisition of Tissue Expander Portfolio from Specialty Surgical Products, Inc.

On November 2, 2016, the Company entered into an asset purchase agreement with Specialty Surgical Products, Inc., or SSP, to acquire certain assets, consisting of the Dermaspan™, Softspan™, and AlloX2® tissue expanders, from SSP. The acquisition adds a complete portfolio of premium, differentiated tissue expanders and aligns with the Company’s business development plans for growth in the breast reconstruction market. In connection with the acquisition, the Company recorded $0.1 million of professional fees for the year ended December 31, 2016, which is included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $6.0 million, which consisted of the following (in thousands):

Fair Value
Cash	$4,950
Contingent consideration	1,050
$6,000

The contingent consideration consists of future cash payments of a maximum of $2.0 million to be paid to SSP based upon the achievement of certain milestones of future net sales. The Company has determined the fair value of the contingent consideration at the acquisition date using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The contingent consideration components are classified as other long-term liabilities and are subject to the recognition of subsequent changes in fair value through general and administrative expense in the statement of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The financial statements for the year ended December 31, 2016 include the results of operations of the Dermaspan™, Softspan™, and AlloX2® tissue expanders from the date of acquisition.

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on November 2, 2016 (in thousands):

November 2,
2016
Accounts receivable, net	$196
Inventory	1,555
Equipment	34
Goodwill	1,605
Intangible assets	2,860
Liabilities assumed	(250)
$6,000

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life	method
Customer relationships	$1,740	9 years	Accelerated
Regulatory approvals	670	14 months	Straight-line
Trade names	450	indefinite-lived
	$2,860

The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

(4) Balance Sheet Components

Property and equipment, net consist of the following (in thousands):

	December 31,
	2016	2015
Leasehold improvements	$86	$86
Laboratory equipment and toolings	2,264	366
Computer equipment	287	277
Software	669	655
Office equipment	129	137
Furniture and fixtures	743	724
	4,178	2,245
Less accumulated depreciation	(1,192)	(841)
	$2,986	$1,404

Depreciation expense for the years ended December 31, 2016,  2015 and 2014 was $0.4 million, $0.3 million and $0.2 million, respectively.

Accrued and other current liabilities consist of the following:

	December 31,
	2016	2015
Accrued clinical trial and research and development expenses	$119	$215
Audit, consulting and legal fees	803	1,208
Payroll and related expenses	2,592	2,494
Accrued commission	1,222	1,960
Warrant liability	99	60
Other	1,672	1,022
	$6,507	$6,959

(5)  Goodwill and Other Intangible Assets, net

(a)Goodwill

The Company has determined that it has one reporting unit and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Balances as of December 31, 2014
Goodwill	$14,278
Accumulated impairment losses	—
Goodwill, net	$14,278

Goodwill impairment	(14,278)

Balances as of December 31, 2015
Goodwill	$14,278
Accumulated impairment losses	(14,278)
Goodwill, net	$—

Goodwill acquired (Note 3)	4,878

Balances as of December 31, 2016
Goodwill	$19,156
Accumulated impairment losses	(14,278)
Goodwill, net	$4,878

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

As a result of the actions taken by the Brazilian regulatory agency ANVISA on October 2, 2015, the Company voluntarily placing a hold on the sale of all Sientra devices manufactured by Silimed on October 9, 2015, and the burning down of Silimed’s facility for manufacturing Sientra’s breast implants on October 22, 2015, the Company experienced a significant decline in its common stock price, which was sustained through December 31, 2015. The significant decline in the Company’s common stock price for a sustained period, along with the impact from recent regulatory inquiries related to medical devices manufactured by Silimed, the Company’s contract manufacturer, and the fire at Silimed’s facility for manufacturing Sientra’s breast implants, were identified as potential indicators of impairment of goodwill and the Company concluded that these events constituted a triggering event requiring a goodwill impairment test. The Company conducted a step one analysis which consists of a comparison of the fair value of the Company as a single reporting unit using a market approach against its carrying amount, including goodwill.  As a result of the step one analysis, it was determined that the carrying value exceeded its fair value; therefore, the Company proceeded to step two of the goodwill impairment analysis. For step two, the Company compared the implied fair value of goodwill with the carrying amount of goodwill and based on the analysis, there was no implied goodwill; therefore, the Company recorded a goodwill impairment charge of $14.3 million for the quarter ended December 31, 2015.

The Company conducted the annual goodwill impairment test in the fourth quarter of 2016 and determined goodwill had not been impaired for the year ended December 31, 2016.

(b)Other Intangible Assets

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

		December 31, 2016
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
Intangibles with definite lives	(in years)	Amount	Amortization	Assets, net
Acquired FDA non-gel product approval	11	$1,713	$(1,696)	$17
Customer relationships	9.5	4,940	(602)	4,338
Trade names - finite life	12	800	(56)	744
Regulatory approvals	1.17	670	(96)	574
Non-compete agreement	2.0	80	(17)	63
Total definite-lived intangible assets		$8,203	$(2,467)	$5,736

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

December 31, 2015
Average Amortization

	Period	Gross Carrying	Accumulated	Intangible
Intangibles with definite lives	(in years)	Amount	Amortization	Assets, net
Acquired FDA non-gel product approval	11	$1,713	$(1,660)	$53
Total definite-lived intangible assets		$1,713	$(1,660)	$53

Amortization expense for the year ended December 31, 2016,  2015 and 2014 was $0.8 million,  $0.1 million and $0.1 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2016 (in thousands):

Amortization
Period	Expense
2017	$1,708
2018	1,090
2019	794
2020	582
2021	435
$4,609

(6) Income Taxes

The provision for income tax consists of the following:

	Year Ended
	December 31,
	2016	2015	2014
Deferred tax
Federal	$55	$—	$—
State	6	—	—
	$61	$—	$—

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Tax at federal statutory rate	$(13,636)	$(14,018)	$(1,976)
State, net of federal benefit	(1,321)	(1,624)	(260)
Permanent items	1,420	898	580
Research and development credits	—	—	(216)
Benefit state rate change	87	180	(941)
Other	9	1	495
Change in valuation allowance	13,502	14,563	2,318
	$61	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$65,626	$53,244
Research and development credits	2,233	2,233
Depreciation	—	26
Accruals and reserves	4,362	1,900
Intangibles	8,309	9,565
	80,530	66,968
Less valuation allowance	(80,470)	(66,968)
Total deferred tax assets	$60	$—

Depreciation	(60)	—
Indefinite-lived intangibles (naked credit)	(61)	—
Total deferred tax liabilities	$(121)	$—

As a result of the realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include approximately $0.1 million and $0.1 million of deferred tax assets, as of December 31, 2016 and December 31, 2015, respectively, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting.

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

As of December 31, 2016, the Company had net operating loss carryforwards of approximately $170.9 million and $144.3 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward begins expiring in 2027, and the state net operating loss carryforwards begin expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if the Company earns net taxable income, its ability to use their pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to the Company. Until such analysis is completed, the Company cannot be sure that the full amount of the existing federal NOLs will be available to them, even if taxable income is generated before their expiration.

As of December 31, 2016, the Company had research and development credit carryforwards of approximately $1.8 million and $1.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2027 and the state credits carryforward indefinitely.

At December 31, 2016, the Company had unrecognized tax benefits of approximately $0.7 million associated with the research and development credits. All of the unrecognized tax benefits that, if recognized, would affect the annual effective rate. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2014	$732
Additions based on tax positions taken in the current year	—
Ending balance at December 31, 2015	732
Additions based on tax positions taken in the current year	—
Ending balance at December 31, 2016	$732

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2016.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. The Company’s tax years 2012 to 2016 will remain open for examination by the federal and state tax authorities.

(7)   Employee Benefit Plans

In September 2016, the Company adopted a Section 401(k) Retirement Savings Plan for the benefit of eligible employees. All employees become eligible to participate in the plan the first of the month following their hire date and may contribute their pretax or after–tax salary, up to the Internal Revenue Service annual contribution limit. The Company makes contributions to the 401(k) plan under a safe harbor provision, whereby the Company contributes 3% of each participating employee’s annual compensation. Company contributions vest immediately. The Company contributed and included in operating expense $0.1 million for the year ended December 31, 2016.

(8)   Stockholders’ Equity

(a)	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2016, the Company had no preferred stock issued or outstanding.

(b)	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of December 31, 2016, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

(c)	Stock Option Plans

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

As of December 31, 2016, pursuant to the 2007 Plan, there were 1,054,096 options outstanding and no shares of common stock available for future grants.

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

As of December 31, 2016, pursuant to the 2014 Plan, there were 2,045,495 shares of common stock reserved and 207,381 shares of common stock available for future grants.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of December 31, 2016, inducement grants for 330,000 shares of common stock have been awarded, and 70,000 shares of common stock were reserved for future issuance under the Inducement Plan.

Options under the 2007 Plan and the 2014 Plan may be granted for periods of up to ten years as determined by the Company’s board of directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a more than 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. An NSO has no such exercise price limitations. NSOs under the Inducement Plan may be granted for periods of up to ten years as determined by the board of directors, provided, the exercise price will be not less than 100% of the estimated fair value of the shares on the date of grant.  Options generally vest with 25% of the grant vesting on the first anniversary and the balance vesting monthly on a straight-lined basis over the requisite service period of three additional years for the award. Additionally, options have been granted to certain key executives that vest upon achievement of performance conditions based on performance targets as defined by the board of directors, which have included net sales targets and defined corporate objectives over the performance period with possible payout ranging from 0% to 100% of the target award.  Compensation expense is recognized on a straight-lined basis over the vesting term of one year based upon the probable performance target that will be met. The vesting provisions of individual options may vary but provide for vesting of at least 25% per year.

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2014	1,654,906	$4.25	5.48
Granted	1,253,216	10.22
Exercised	(36,189)	3.54
Forfeited	(86,261)	13.38
Balances at December 31, 2015	2,785,672	$6.66	6.60
Granted	571,753	7.08
Exercised	(478,099)	1.93
Forfeited	(92,349)	15.35	6.28
Balances at December 31, 2016	2,786,977	$7.27	6.28
Vested and expected to vest at December 31, 2016	2,786,977	$7.27
Vested and exercisable at December 31, 2016	1,485,534	$6.53	4.50

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2016, 2015 and 2014 was $3.97,  $4.60, and $6.82 per share, respectively. Stock-based compensation expense for stock options for the years ended December 31, 2016,  2015 and 2014 was $1.7 million, $2.0 million and $0.6 million, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. When realized, those excess windfall tax benefits are credited to additional paid-in capital. As of December 31, 2016 there was $4.3 million of total unrecognized compensation cost related to stock options granted under the plans. The costs are expected to be recognized over a weighted average period of 2.74 years. The expense is recorded within the operating expense components in the statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $3.0 million, $0.6 million, and $0.2 million during the years ended December 31, 2016,  2015 and 2014, respectively.

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

(d)	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan. The RSUs issued vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balances at December 31, 2014	—	$—
Granted	17,993	3.88
Vested	—	—
Balances at December 31, 2015	17,993	$3.88
Granted	557,240	8.21
Vested	(4,500)	3.88
Forfeited	(140,000)	8.44
Balances at December 31, 2016	430,733	$7.99

The weighted average grant date fair value of RSUs granted to employees and directors during the years ended December 31, 2016 and 2015 was $8.21 and $3.88 per share, respectively. Stock-based compensation expense for RSUs for the years ended December 31, 2016 and 2015 was $1.2 million and $2,000, respectively. As of December 31, 2016, there was $2.2 million total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.86 years.

(e)	Employee Stock Purchase Plan

The Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and the stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date, except that the first offering period commenced on the first trading day following the effective date of the Company’s registration statement.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date.  A total of 255,500 shares of common stock were initially reserved for issuance under the ESPP.  The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the lesser of i) 1% of the total outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; ii) 3,000,000 shares of common stock, or iii) such lesser amount as determined by the board of directors.

As of December 31, 2016, the number of shares of common stock reserved for issuance under the ESPP was 584,563.  During the year ended December 31, 2016, employees purchased 122,667 shares under the ESPP at a weighted average exercise price of $6.14 per share. During the year ended December 31, 2015, employees purchased 44,250 shares under the ESPP at a weighted average exercise price of $12.75 per share. As of December 31, 2016, the number of shares of common stock available for future issuance under the ESPP was 417,646. Stock-based compensation related to the ESPP for the years ended December 31, 2016, 2015 and 2014 was $0.3 million,  $0.4 million, and $34,000, respectively.

(9)  Commitments and Contingencies

(a)	Operating Lease Commitment

In August 2013, the Company entered into a four-month warehouse lease in Santa Barbara, California, commencing on September 1, 2013. This operating lease is used for additional general office, warehouse, and research and development. This lease has been renewed until January 2019.

In March 2014, the Company entered into  a 68-month lease agreement in Santa Barbara, California. The operating lease is for general office use only and commenced on July 1, 2014.

The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.5 million and $0.4 million, respectively.

As of December 31, 2016, future minimum lease payments under all non‑cancelable operating leases are as follows (in thousands):

Year Ended December 31:
2017	$532
2018	520
2019	436
2020	72
2021 and thereafter	—
$1,560
(b)	Separation Agreement

On October 26, 2016, Matthew Pigeon resigned from his position as Chief Financial Officer, Senior Vice President and Treasurer of the Company. The Company entered into a Separation Agreement, or the Separation Agreement, with Mr. Pigeon on November 7, 2016, pursuant to which, Mr. Pigeon is entitled to receive: (i) twelve (12) months of his base salary as in effect on the separation date paid in equal installments plus a payment of $78,750 for the remaining 2016 bonus earned by Mr. Pigeon in connection with the completion of the fiscal year prior to the separation date, consisting of (a) $52,500 payable upon separation and (b) $26,250 to be paid on January 30, 2017, and (ii) up to twelve (12) months of company-paid health insurance premiums to continue his coverage. The benefits provided for in the Separation Agreement are consistent with the benefits that Mr. Pigeon would have been entitled to receive under his Amended and Restated Employment Agreement had Mr. Pigeon been terminated without cause. As a result of this Separation Agreement, the Company incurred $0.4 million in termination benefits which were recorded during the year ended December 31, 2016.

(c)	Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Hartford

In 2012, the Company filed a claim with the Hartford Insurance Company, or Hartford for reimbursement of legal costs incurred in connection with litigation with a competitor that was resolved in 2013. The Company held a D&O insurance policy with Hartford, and the Company and Hartford settled the matter in May 2014. The Company received settlement payments from Hartford and recovery of costs associated with the litigation of $0,  $0, and $2,358 for the years ended December 31, 2016, 2015 and 2014, respectively.

Class Action Shareholder Litigation

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California. The lawsuit names the Company and certain of its officers as defendants, or the Sientra Defendants, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading statements concerning the Company’s business, operations, and prospects.  The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On November 24, 2015, three stockholders (or groups of stockholders) filed motions to appoint lead plaintiff(s) and to approve their selection on lead counsel.  On December 10, 2015, the court entered an order appointing lead plaintiffs and approving their selection of lead counsel.  On February 19, 2016, lead plaintiffs filed their consolidated amended complaint, which added claims under Sections 11, 12(a)(2) and 15 of the Securities Act and named as defendants the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015, or the Underwriter Defendants. On March 21, 2016, the Sientra Defendants and the Underwriter Defendants each filed a motion to dismiss, or the Motions to Dismiss, the consolidated amended complaints. On April 20, 2016, lead plaintiffs filed their opposition to the Motions to Dismiss, and the Sientra Defendants and Underwriter Defendants filed separate replies on May 5, 2016. On June 9, 2016, the court granted in part and denied in part the Motions to Dismiss.  On July 14, 2016, the Sientra Defendants moved the court to reconsider its June 9, 2016 order and grant the Motions to Dismiss in full. On August 4, 2016, lead plaintiffs filed an opposition to the motion for reconsideration. On August 12, 2016, the court denied the motion for reconsideration, and the Sientra Defendants and the Underwriter Defendants each filed an answer to the consolidated amended complaint.

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

On December 20, 2016, the plaintiffs in the federal court action filed a motion for preliminary approval of the class action settlement.  On January 23, 2017, the United States District Court for the Central District of California preliminarily approved the settlement. A final approval hearing in that court is scheduled for May 22, 2017.  On January 5, 2017, the plaintiffs in the state court action also filed a motion for preliminary approval of the class action settlement.  On February 7, 2017, the San Mateo Superior Court preliminarily approved the settlement.  A final approval hearing in that court is scheduled for May 31, 2017.  The settlement is contingent upon final approval by both the San Mateo Superior Court and the United States District Court for the Central District of California.

As a result of these developments, the Company has determined a probable loss has been incurred and has recognized a net charge to earnings of approximately $1.6 million within general and administrative expense which is comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. The Company has classified the loss contingency as “legal settlement payable” and the expected insurance proceeds as “insurance recovery receivable” on the accompanying condensed balance sheets. While it is possible that the Company may incur a loss greater than the amounts recognized in the accompanying financial statements, the Company is unable to determine a range of possible losses greater than the amount recognized.

Silimed Litigation

On November 6, 2016, Silimed filed a lawsuit in the United States District Court for the Southern District of New York naming Sientra as the defendant and alleging breach of contract of the Silimed Agreement, unfair competition and misappropriation of trade secrets against us.  In its complaint, Silimed alleges that our theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for us to develop our own manufacturing capability that we intend to use to manufacture our PMA-approved products.  Silimed is seeking a declaration that we are in material breach of the Silimed Agreement, a preliminary and permanent injunction to prevent our allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.  On November 15, 2016, Sientra filed its answer and counterclaims for declaratory judgment in which it denied that Silimed is entitled to any relief including, among other reasons, because of Silimed’s material breach of the Silimed Agreement and Silimed’s unclean hands, and further seeks declaratory relief that Sientra is the owner of certain assets it acquired from Silimed, Inc. in 2007, that Sientra owns, or is exclusively licensed, to any improvements created since April 2007, that Silimed lacks any confidential information or proprietary rights under the Silimed Agreement, and that Silimed lacks any relevant trade secret rights.  On December 9, 2016, Silimed filed a motion to strike the Company’s counterclaims.  Briefing on that motion was completed on December 30, 2016, and the parties are waiting for a decision from the court.  On February 1, 2017, Sientra filed a motion to stay Silimed’s breach of contract claim in light of a demand for arbitration filed by Sientra against Silimed on January 20, 2017 concerning Silimed’s material breaches of the Silimed Agreement, and to further dismiss, or alternatively stay, the unfair competition and misappropriation of trade secrets claims.  Briefing on that motion was completed on February 22, 2017, and the parties are waiting for a decision from the court.  On February 3, 2017, the court held an initial pre-trial conference and entered a pre-trial scheduling order which set a final pre-trial conference date of August 3, 2018.  We believe that Silimed’s claims are legally and factually unsupported and intend to defend this lawsuit vigorously.

On January 20, 2017, Sientra filed an arbitration demand in the International Center for Dispute Resolution in New York naming Silimed as the defendant and alleging material breach of the Silimed Agreement, gross negligence and tortious interference by Silimed, as well as seeking certain declaratory relief.  Among other things, Sientra alleges that Silimed’s supply failure constitutes a material breach of the Silimed Agreement, and that such breach was caused by Silimed’s grossly negligent or other willful conduct related to its regulatory suspensions and the fire at its manufacturing facility.   Silimed filed its answer to Sientra’s arbitration demand on March 8, 2017.  The parties nominated their party arbitrators on March 13, 2017.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.

(10) Subsequent Events

(a)Manufacturing Agreement with Vesta

On March 10, 2017, the Company entered into a manufacturing agreement with Vesta pursuant to which Vesta shall manufacture and supply the Company’s breast implant products. The term of the manufacturing agreement is five years, subject to customary termination rights by either party including termination for a material breach of the agreement. The manufacturing agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, packaging requirements, limited warranties, confidentiality and indemnification, including indemnification by the Company for a breach of certain representations and warranties related to confidentiality and intellectual property, the breach of which or the failure to provide such indemnity would qualify as a material breach.

(b)PMA Supplement Submission

On March 13, 2017, the Company submitted a PMA supplement to the FDA for the manufacturing of the Company’s PMA-approved breast implants by Vesta, pursuant to a manufacturing agreement entered into between the parties on March 10, 2017.

(c)Loan and Security Agreement with Silicon Valley Bank

On March 13, 2017, the Company entered into a Loan Agreement with SVB. Under the terms of the Loan Agreement, SVB made available to the Company a revolving line of credit of up to $15.0 million, or the Revolving Line, and a $5.0 million term loan, or the Term Loan. The Company has not borrowed any amounts under the Revolving Line or the Term Loan. The Company intends to use the proceeds from the Loan Agreement for working capital and other general corporate purposes.

Any indebtedness under the Term Loan and the Revolving Line bear interest at a floating per annum rate equal to the prime rate as reported in The Wall Street Journal plus 1.00%, which as of the closing date is 3.75%.  The Term Loan has a scheduled maturity date of March 1, 2020. The Company must make monthly payments of accrued interest under the Term Loan from the Funding Date until April 1, 2018, followed by monthly installments of principal and interest through the term loan maturity date. The interest-only period may be extended until April 1, 2019 if the Company has obtained FDA certification of the manufacturing facility operated by Vesta by March 31, 2018. The Company may prepay all, but not less than all, of the Term Loan prior to its maturity date provided the Company pays SVB a prepayment charge based on a percentage of the then-outstanding principal balance which shall be equal to 2% if the prepayment occurs prior to the second anniversary of the Funding Date, and 1% if the prepayment occurs thereafter. Upon making the final payment of the Term Loan, whether upon prepayment, acceleration or at maturity, the Company is required to pay a 12.5% fee on the original principal amount of the Term Loan.

The amount of loans available to be drawn under the Revolving Line is based on a borrowing base equal to 80% of the Company’s eligible accounts; provided that if the Company maintains an adjusted quick ratio (as defined in the Loan Agreement) of 1.5:1.0 for three continuous consecutive months, they may access the full Revolving Line. The Company may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Line until the maturity of the facility on March 13, 2022.

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a financial covenant to maintain the adjusted quick ratio (as defined in the Loan Agreement) of 1.15:1.0 while borrowings are outstanding and until we have obtained FDA certification of the manufacturing facility operated by Vesta, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of any “material adverse change” as set forth in the Loan Agreement, penalties or judgements in an amount of at least $1,000,000 rendered against the Company by any governmental agency and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property.

In connection with the entry into the Term Loan,  the Company will issue a warrant to SVB, or the Warrant, exercisable for such number of shares of the Company’s common stock as equal to $87,500 divided by a price per share equal to the average closing price of the Company’s common stock on the NASDAQ Capital Market for the five trading days prior to the Funding Date. The Warrant may be exercised on a cashless basis, and is immediately exercisable from the Funding Date through the earlier of (i) the five year anniversary of the Funding Date, or (ii) the consummation of certain acquisition transactions involving the Company as set forth in the Warrant.

At the closing of the Loan Agreement, SVB earned a commitment fee of $937,500 of which the Company paid $187,500 on the closing date and the remainder of which is due and payable by the Company in increments of $187,500 on each anniversary thereof.

(11) Summary of Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly statements of operations data in dollars and as a percentage of revenue and our key metrics for each of the eight quarters ended December 31, 2016. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
2016	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$1,471	$6,244	$6,531	$6,488
Gross profit	711	4,499	4,717	3,927
Net loss	(11,937)	(10,193)	(9,963)	(8,073)
Net loss per share:
Basic and diluted	$(0.66)	$(0.56)	$(0.55)	$(0.43)

	Quarter Ended
2015	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$12,434	$14,206	$9,929	$1,537
Gross profit	9,197	10,269	6,996	990
Net loss	(3,384)	(2,992)	(6,604)	(28,250)
Net loss per share:
Basic and diluted	$(0.23)	$(0.20)	$(0.43)	$(1.57)

Sientra, Inc.

Schedule II — Valuation and Qualifying Accounts

December 31, 2016, 2015 and 2014

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions(1)	period
Year Ended December 31, 2014
Allowance for sales returns	$8,270	$110,033	$(108,285)	$10,018
Year Ended December 31, 2015
Allowance for sales returns	$10,018	$85,429	$(94,787)	$660
Year Ended December 31, 2016
Allowance for sales returns	$660	$33,797	$(30,549)	$3,908

(1)	Amounts represent actual sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2017	SIENTRA, INC.

	By:	/s/ Jeffrey Nugent Jeffrey Nugent Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Nugent and Patrick F. Williams, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Nugent Jeffrey Nugent	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2017

/s/ Patrick F. Williams Patrick F. Williams	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2017

/s/ Nicholas Simon Nicholas Simon	Director	March 14, 2017

/s/ Timothy Haines Timothy Haines	Director	March 14, 2017

/s/ R. Scott Greer R. Scott Greer	Director	March 14, 2017

/s/ Kevin O’Boyle Kevin O’Boyle	Director	March 14, 2017

/s/ Philippe A. Schaison Philippe A. Schaison	Director	March 14, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S‑1/A	333‑198837	3.2	October 20, 2014
3.2	Amended and Restated Bylaws of the Registrant.	S‑1/A	333‑198837	3.4	October 20, 2014
4.1	Form of Common Stock Certificate of the Registrant.	S‑1/A	333‑198837	4.1	October 20, 2014
4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S‑1/A	333‑198837	4.11	October 20, 2014
4.3	Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.	S‑1	333‑198837	4.2	September, 19 2014
4.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S‑1	333‑198837	4.3	September, 19 2014
4.5	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S‑1	333‑198837	4.4	September, 19 2014
4.6	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S‑1	333‑198837	4.5	September, 19 2014
4.7	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S‑1	333‑198837	4.6	September, 19 2014
4.8	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S‑1	333‑198837	4.7	September, 19 2014
4.9	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S‑1	333‑198837	4.8	September, 19 2014
10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S‑1	333‑198837	10.1	September, 19 2014
10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S‑1	333‑198837	10.2	September, 19 2014
10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S‑1/A	333‑198837	10.3	October 20, 2014
10.4#	2014 Non‑Employee Director Compensation Policy.	S‑1	333‑198837	10.4	September, 19 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
10.5#	2014 Employee Stock Purchase Plan.	S‑1/A	333‑198837	10.5	October 20, 2014
10.6	Multi‑Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S‑1	333‑198837	10.6	September, 19 2014
10.7+	Amended and Restated Exclusivity Agreement, dated April 4, 2007, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed‑Silicone e Instrumental Medico‑Cirugio e Hospitalar Ltda.).	S‑1/A	333‑198837	10.8	October, 20 2014
10.8	Amendment No. 1 to Amended and Restated Exclusivity Agreement, dated May 12, 2010, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed‑Silicone e Instrumental Medico‑Cirugio e Hospitalar Ltda.).	S‑1	333‑198837	10.9	September, 19 2014
10.9	Amendment No. 2 to Amended and Restated Exclusivity Agreement, dated November 8, 2013, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed‑Silicone e Instrumental Medico‑Cirugio e Hospitalar Ltda.).	S‑1	333‑198837	10.10	September, 19 2014
10.10#	2014 Employee Stock Purchase Plan.	S‑1/A	333‑198837	10.5	October 20, 2014
10.11#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated September 22, 2016.	10-Q	001-36709	10.1	November 9, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
10.12#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Matthew Pigeon, dated September 22, 2016.	10-Q	001-36709	10.2	November 9, 2016
10.13#	Separation Agreement by and between Sientra, Inc. and Matthew Pigeon, dated November 7, 2016.	10-Q	001-36709	10.4	November 9, 2016
10.14#	Employment Agreement by and between Sientra, Inc. and Patrick F. Williams, dated October 26, 2016.	10-Q	001-36709	10.3	November 9, 2016
10.15#	Employment Agreement by and between Sientra, Inc. and Jeffrey Nugent, dated November 12, 2015.	10-Q	001-36709	10.3	November 16, 2016
10.16#	Amendment to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated February 7, 2017.					X
10.17#	Amendment No. 2 to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated March 10, 2017.					X
10.18#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	001-36709	10.20	March 3, 2016
21.1	List of significant subsidiaries of the registrant.	S‑1	333‑198837	21.1	September 19, 2014
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney (included in signature page to this Annual Report on Form 10‑K).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.					X
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