Form 10-Q
period 2017-03-31
Sientra, Inc.
filed 2017-05-09
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 19,114,862.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$58,757	$67,212
Accounts receivable, net of allowances of $4,591 and $4,329 at March 31, 2017 and December 31, 2016, respectively	2,734	3,082
Inventories, net	17,199	18,484
Insurance recovery receivable	73	9,375
Prepaid expenses and other current assets	2,356	1,852
Total current assets	81,119	100,005
Property and equipment, net	3,071	2,986
Goodwill	4,878	4,878
Other intangible assets, net	5,759	6,186
Other assets	1,226	228
Total assets	$96,053	$114,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,684	$3,555
Accrued and other current liabilities	8,362	6,507
Legal settlement payable	—	10,900
Customer deposits	6,894	6,559
Total current liabilities	17,940	27,521
Warranty reserve and other long-term liabilities	3,847	3,145
Total liabilities	21,787	30,666
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 19,084,774 and 18,671,409 and outstanding 19,012,047 and 18,598,682 shares at March 31, 2017 and December 31, 2016 respectively	190	186
Additional paid-in capital	301,200	299,133
Treasury stock, at cost (72,727 shares at March 31, 2017 and December 31, 2016)	(260)	(260)
Accumulated deficit	(226,864)	(215,442)
Total stockholders’ equity	74,266	83,617
Total liabilities and stockholders’ equity	$96,053	$114,283

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$7,489	$1,471
Cost of goods sold	2,322	760
Gross profit	5,167	711
Operating expenses:
Sales and marketing	6,955	5,109
Research and development	3,194	2,255
General and administrative	6,436	5,286
Total operating expenses	16,585	12,650
Loss from operations	(11,418)	(11,939)
Other income (expense), net:
Interest income	22	15
Interest expense	(9)	(1)
Other income (expense), net	8	(12)
Total other income (expense), net	21	2
Loss before income taxes	(11,397)	(11,937)
Income taxes	25	—
Net loss	$(11,422)	$(11,937)

Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.66)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	18,772,965	18,050,597

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,422)	$(11,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	570	144
Provision for doubtful accounts	8	300
Provision for warranties	57	15
Provision for inventory	107	263
Change in fair value of warrants	(9)	15
Change in fair value of deferred and contingent consideration	64	—
Non-cash interest expense	8	1
Stock-based compensation expense	1,360	739
Loss on disposal of property and equipment	—	122
Deferred income taxes	25	—
Changes in assets and liabilities:
Accounts receivable	365	1,236
Prepaid expenses, other current assets and other assets	(1,420)	(399)
Inventories	1,178	279
Insurance recovery receivable	9,301	—
Accounts payable	(856)	(622)
Accrued and other liabilities	3,040	(1,236)
Legal settlement payable	(10,900)	—
Customer deposits	335	(1,317)
Net cash used in by operating activities	(8,189)	(12,397)
Cash flows from investing activities:
Purchase of property and equipment	(952)	(606)
Business acquisitions	—	(6,759)
Net cash used in investing activities	(952)	(7,365)
Cash flows from financing activities:
Proceeds from exercise of stock options	752	24
Proceeds from issuance of common stock under ESPP	324	430
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(390)	—
Net cash provided by financing activities	686	454
Net decrease in cash and cash equivalents	(8,455)	(19,308)
Cash and cash equivalents at:
Beginning of period	67,212	112,801
End of period	$58,757	$93,493

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$214	$—
Acquisition of business, deferred and contingent consideration obligations at fair value	—	550
Fair value of warrants to be issued	88	—

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

b.	Regulatory Inquiries Regarding Products Manufactured by Silimed

There have been regulatory inquiries related to medical devices manufactured by Silimed Indústria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s former sole source contract manufacturer for its silicone gel breast implants.

On September 23, 2015, the Medicines and Healthcare Products Regulatory Agency, or MHRA, an executive agency of the United Kingdom, or U.K., announced the suspension of sales and implanting in the U.K. of all medical devices manufactured by Silimed following the suspension of the CE and ISO 13485 certifications of these products issued by TÜV SÜD, Silimed’s notified body under European Union, or EU, regulation. The suspension followed TÜV SÜD’s inspection at Silimed’s manufacturing facilities in Brazil, relating to the alleged presence of surface particles on Silimed breast products.

On October 2, 2015, the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of the State of Rio de Janeiro announced the suspension of the manufacturing and shipment of all medical devices made by Silimed, including products manufactured for Sientra, while they reviewed the technical compliance related to current good manufacturing practices, or cGMP, of Silimed’s manufacturing facilities.

On October 9, 2015, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.

On January 27, 2016, after completing an analysis and risk assessment, ANVISA announced its authorization of Silimed to resume the commercialization and use of its previously manufactured products.  ANVISA concluded there was no evidence that the presence of surface particles on silicone implants represented risks which are additional to those inherent in the product.

On March 1, 2016, after the completion of extensive independent, third-party testing and analyses of its devices manufactured by Silimed, the Company lifted the temporary hold on the sale of such devices and informed its Plastic Surgeons of the Company’s controlled market re-entry plan designed to optimize the Company’s inventory supply. The results of the Company’s testing indicated no significant safety concerns with the use of its products, including its breast implants, consistent with their approval status since 2012.  Additionally, the FDA reiterated prior statements of MHRA and ANVISA that no reports of adverse events and no risks to patient health had been identified in connection with implanting Silimed-manufactured products.

On July 11, 2016, after completing an inspection of Silimed’s facility, ANVISA announced the reinstatement of Silimed’s GMP certificate, valid for two years, and their ability to manufacture commercial products. The Silimed facility that was approved for manufacturing is a different facility from where Sientra breast implants were previously manufactured, which was damaged by a fire on October 22, 2015. The suspension of Silimed’s CE and ISO 13485 certifications by TÜV SÜD remains in place. The Company’s existing manufacturing contract with Silimed expired on its terms on April 1, 2017 and the Company did not renew the contract.

For more information on the status of the Company’s relationship with Silimed, see Note 12 – Commitments and Contingencies.

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 14, 2017, or the Annual Report. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

b.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s manufacturing contract with Silimed, the Company’s former sole source, third-party manufacturer of silicone gel breast implants expired on its terms on April 1, 2017, and the Company did not renew that contract with Silimed.  Accordingly, the Company continues to evaluate the availability of alternative manufacturing sources, including with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, which is establishing manufacturing capacity for the Company and with which the Company recently executed a definitive manufacturing agreement for the long-term supply of the Company’s PMA-approved breast implants. The continuation of the Company as a going concern is dependent upon many factors including resolution of any outstanding disputes with Silimed (see Note 12—Commitments and Contingencies), the availability of alternative manufacturing sources, and continued sale of the Company’s products. Since inception, the Company has incurred net losses. At March 31, 2017, the Company had cash and cash equivalents of $58.8 million. The Company believes that it has the ability to continue as a going concern for at least 12 months from the date the Company’s financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There have been no significant changes to the accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued accounting standard update, or ASU, 2015-11, Inventory - Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standards update will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The Company adopted ASU 2015-11 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 on a prospective basis. The Company has made an accounting policy election to account for forfeitures when they occur. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The standard update eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The standard will be effective for the Company beginning in fiscal year 2020. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The standard adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more specific definition of a business. The updated accounting standard will be effective for the Company beginning in fiscal year 2018. The Company will evaluate the impact of this ASU on future acquisitions.

3.	Acquisitions
a.	Acquisition of BIOCORNEUM®

On March 9, 2016, the Company entered into an assets purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to BIOCORNEUM®, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of BIOCORNEUM® aligns with the Company’s business development objectives and adds a complementary product that serves the needs of its customers. In connection with the acquisition, the Company recorded $0.0 and $0.1 million of professional fees for the three months ended March 31, 2017 and 2016, respectively, which are included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $7.4 million, which consisted of the following (in thousands):

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

b.	Acquisition of Tissue Expander Portfolio from Specialty Surgical Products, Inc.

On November 2, 2016, the Company entered into an asset purchase agreement with Specialty Surgical Products, Inc., or SSP, to acquire certain assets, consisting of the Dermaspan™, Softspan™, and AlloX2® tissue expanders, from SSP. The acquisition adds a complete portfolio of premium, differentiated tissue expanders and aligns with the Company’s business development plans for growth in the breast reconstruction market. The Company did not record any professional fees for the three months ended March 31, 2017 and 2016 in connection with the acquisition. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $6.0 million, which consisted of the following (in thousands):

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

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The financial statements for the three months ended March 31, 2017 include the results of operations of the Dermaspan™, Softspan™, and AlloX2® tissue expanders.

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

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred consideration and contingent consideration is discussed in Note 5.  As of March 31, 2017, the Company had no outstanding long-term debt.

5.	Fair Value Measurements

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	178	178
Liability for deferred consideration	—	—	398	398
Liability for contingent consideration	—	—	1,303	1,303
	$—	—	1,879	1,879

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	99	99
Liability for deferred consideration	—	—	395	395
Liability for contingent consideration	—	—	1,242	1,242
	$—	—	1,736	1,736

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

Warrant Liability
Balance, December 31, 2016	$99
Fair value of warrants to be issued upon borrowing under the Silicon Valley Bank term loan (Note 9)	88
Change in fair value through March 31, 2017	(9)
Balance, March 31, 2017	$178
Deferred Consideration Liability
Balance, December 31, 2016	$395
Change in fair value of deferred consideration	3
Balance, March 31, 2017	$398
Contingent Consideration Liability
Balance, December 31, 2016	$1,242
Change in fair value of contingent consideration	61
Balance, March 31, 2017	$1,303

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the statement of operations and changes in deferred consideration and contingent consideration are recognized in “general and administrative” expense in the statement of operations.

6.	Product Warranties

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance as of January 1	$1,378	$1,332
Payments made during the period	—	(4)
Changes in accrual related to warranties issued during the period	51	16
Changes in accrual related to pre-existing warranties	6	(1)
Balance as of March 31	$1,435	$1,343

7.	Net Loss Per Share

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

	Three Months Ended March 31,
	2017	2016
Net loss (in thousands)	$(11,422)	$(11,937)
Weighted average common shares outstanding, basic and diluted	18,772,965	18,050,597
Net loss per share attributable to common stockholders	$(0.61)	$(0.66)

The Company excluded the following potentially dilutive securities, outstanding as of March 31, 2017 and 2016, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2017 and 2016 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	March 31,
	2017	2016
Stock options to purchase common stock	1,701,131	2,200,117
Warrants for the purchase of common stock	47,710	47,710
	1,748,841	2,247,827

8.	Balance Sheet Components
a.	Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $4.2 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $0.4 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively, recorded net against accounts receivable in the balance sheet.

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Leasehold improvements	$96	$86
Laboratory equipment and toolings	2,441	2,264
Computer equipment	299	287
Software	692	669
Office equipment	131	129
Furniture and fixtures	747	743
	4,406	4,178
Less accumulated depreciation	(1,335)	(1,192)
	$3,071	$2,986

Depreciation expense for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

c.	Goodwill and Other Intangible Assets, net

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

The changes in the carrying amount of goodwill during the three months ended March 31, 2017 were as follows (in thousands):

Balances as of December 31, 2016
Goodwill	$19,156
Accumulated impairment losses	(14,278)
Goodwill, net	$4,878
Balances as of March 31, 2017
Goodwill	$19,156
Accumulated impairment losses	(14,278)
Goodwill, net	$4,878

The components of the Company’s other intangible assets consist of the following (in thousands):

		March 31, 2017
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Acquired FDA non-gel product approval	11	$1,713	$(1,701)	$12
Customer relationships	9.5	4,940	(855)	4,085
Trade names - finite life	12	800	(72)	728
Regulatory approvals	1.17	670	(239)	431
Non-compete agreement	2.0	80	(27)	53
Total definite-lived intangible assets		$8,203	$(2,894)	$5,309

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

		December 31, 2016
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Acquired FDA non-gel product approval	11	$1,713	$(1,696)	$17
Customer relationships	9.5	4,940	(602)	4,338
Trade names - finite life	12	800	(56)	744
Regulatory approvals	1.17	670	(96)	574
Non-compete agreement	2.0	80	(17)	63
Total definite-lived intangible assets		$8,203	$(2,467)	$5,736

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.1 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of March 31, 2017 (in thousands):

Amortization
Period	Expense
Remainder of 2017	$1,281
2018	1,090
2019	794
2020	582
2021	435
$4,182

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued clinical trial and research and development expenses	$159	$119
Audit, consulting and legal fees	2,073	803
Payroll and related expenses	2,390	2,592
Accrued commission	2,049	1,222
Warrant liability	178	99
Other	1,513	1,672
	$8,362	$6,507

9.	Long-Term Debt and Revolving Line of Credit

In March 2017, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB. Under the terms of the Loan Agreement, SVB made available to the Company a revolving line of credit of up to $15.0 million, or the Revolving Line, and a $5.0 million term loan, or the Term Loan. As of March 31, 2017, the Company had not borrowed any amounts under the Revolving Line or the Term Loan. The Company intends to use the proceeds from the Loan Agreement for working capital and other general corporate purposes.

Any indebtedness under the Term Loan and the Revolving Line bear interest at a floating per annum rate equal to the prime rate as reported in The Wall Street Journal, which as of the closing date was 3.75%, plus 1.00%. The Term Loan has a scheduled maturity date of March 1, 2020. The Company must make monthly payments of accrued interest under the Term Loan from the funding date of the Term Loan, or the Funding Date, until April 1, 2018, followed by monthly installments of principal and interest through the Term Loan maturity date. The interest-only period may be extended until April 1, 2019 if the Company has obtained FDA certification of the manufacturing facility operated by Vesta by March 31, 2018. The Company may prepay all, but not less than all, of the Term Loan prior to its maturity date provided the Company pays SVB a prepayment charge based on a percentage of the then-outstanding principal balance which shall be equal to 2% if the prepayment occurs prior to the second anniversary of the Funding Date, and 1% if the prepayment occurs thereafter. Upon making the final payment of the Term Loan, whether upon prepayment, acceleration or at maturity, the Company is required to pay a 12.5% fee on the original principal amount of the Term Loan.

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

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a financial covenant to maintain the adjusted quick ratio (as defined in the Loan Agreement) of 1.15:1.0 while borrowings are outstanding and until the Company has obtained FDA certification of the manufacturing facility operated by Vesta, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of any “material adverse change” as set forth in the Loan Agreement, penalties or judgements in an amount of at least $1,000,000 rendered against the Company by any governmental agency and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan

Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of The Company’s assets, other than intellectual property.

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

At the closing of the Loan Agreement, SVB earned a commitment fee of $937,500 of which $187,500 was payable on the closing date and the remainder of which is due and payable by the Company in increments of $187,500 on each anniversary thereof. In April 2017, the Company borrowed $5.0 million under the Revolving Line.

10.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2017 and December 31, 2016, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of March 31, 2017, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

c.	Stock Option Plans

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of March 31, 2017, a total of 707,070 shares of the Company’s common stock were reserved for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of March 31, 2017, inducement grants for 330,000 shares of common stock have been awarded, and 34,000 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2016	2,786,977	$7.27	6.28
Granted	90,000	8.50
Exercised	(289,931)	2.68
Forfeited	(212,357)	11.58
Balances at March 31, 2017	2,374,689	$7.49	7.41

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $0.7 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $4.1 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of 2.52 years.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued generally vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balances at December 31, 2016	430,733	$7.99
Granted	375,941	8.60
Vested	(115,295)	8.40
Restricted stock units withheld for tax	46,420	8.44
Balances at March 31, 2017	737,799	$8.27

Stock-based compensation expense for RSUs for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.3 million, respectively. As of March 31, 2017, there was $4.9 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.37 years.

e.	Employee Stock Purchase Plan

The Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and the stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date.  A total of 255,500 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual increases.

As of March 31, 2017, the number of shares of common stock reserved for issuance under the ESPP was 770,549.  During the three months ended March 31, 2017, employees purchased 54,559 shares of common stock at a weighted average price of $5.93 per share.  As of March 31, 2017, the number of shares of common stock available for future issuance was 549,073.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

11.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite-lived intangible assets. Tax expense was $25,000 for the three months ended March 31, 2017. There was no tax expense for the three months ended March 31, 2016.

12.	Commitments and Contingencies
a.	Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

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

On December 20, 2016, the plaintiffs in the federal court action filed a motion for preliminary approval of the class action settlement.  On January 23, 2017, the United States District Court for the Central District of California preliminarily approved the settlement. A final approval hearing in that court is scheduled for May 22, 2017.  On January 5, 2017, the plaintiffs in the state court action also filed a motion for preliminary approval of the class action settlement.  On February 7, 2017, the San Mateo Superior Court preliminarily approved the settlement.  A final approval hearing in that court is scheduled for May 31, 2017.  On April 24, 2017, the plaintiffs in the federal court action and the state court action each filed their motion for final approval of the class action settlement, approval of the proposed plan of allocation, and an award of attorneys’ fees and expenses.  The settlement is contingent upon final approval by both the San Mateo Superior Court and the United States District Court for the Central District of California.

As a result of these developments, the Company determined a probable loss had been incurred and recognized a net charge to earnings of approximately $1.6 million for the year ended December 31, 2016 within general and administrative expense which was comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. In the first quarter of 2017, the Company received $9.3 million in insurance proceeds and paid the $10.9 million loss contingency. The remaining insurance proceeds receivable is classified as “insurance recovery receivable” on the accompanying condensed balance sheets. While it is possible that the Company may incur a loss greater than the amounts recognized in the accompanying financial statements, the Company is unable to determine a range of possible losses greater than the amount recognized.

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

On January 20, 2017, Sientra filed an arbitration demand in the International Center for Dispute Resolution, or ICDR, in New York naming Silimed as the defendant and alleging material breach of the Silimed Agreement, gross negligence and tortious interference by Silimed, as well as seeking certain declaratory relief.  Among other things, Sientra alleges that Silimed’s supply failure constitutes a material breach of the Silimed Agreement, and that such breach was caused by Silimed’s grossly negligent or other willful conduct related to its regulatory suspensions and the fire at its manufacturing facility.   Silimed filed its answer to Sientra’s arbitration demand and counterclaim on March 8, 2017.  Sientra filed its answer to Silimed’s counterclaims on April 10, 2017.  The parties nominated their party arbitrators on March 13, 2017 and their appointment was confirmed by the ICDR by April 5. 2017.  The party appointed arbitrators nominated a president of the tribunal on May 8, 2017 and their appointment is awaiting confirmation from the ICDR.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.

13.Subsequent Events

a.	Amended Executive Employment Agreement

On May 8, 2017, the Company amended its employment agreement with Jeffrey M. Nugent, the Company’s Chief Executive Officer, to increase his base salary from $600,000 to $636,000 per annum to be effective as of January 1, 2017 and to extend the date that the Company shall continue to pay for Mr. Nugent’s relocation expenses from December 31, 2016 to December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 14, 2017, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

Our breast implants were approved by the FDA in 2012, based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United

States and includes the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial are subject to serial MRI screenings as part of the clinical protocol. The clinical data we collected over a nine‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench studies run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

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

Between October 9, 2015 and March 1, 2016, we voluntarily suspended the sale of all Sientra devices manufactured by Silimed due to the suspension of Silimed’s CE and ISO 13485 certifications by TÜV SÜD, Silimed’s notified body under EU regulations.  This was followed by Brazilian regulatory inquiries of Silimed and a suspension by the Brazilian regulatory agency ANVISA and the Department of the Secretary of State of Rio de Janeiro of the manufacturing and shipment of all medical devices made by Silimed, and their recommendation that plastic surgeons discontinue implanting the devices until further notice. See Note 1(b) to our Financial Statements for more information on the history of these developments with Silimed.

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

The events involving Silimed will likely continue to adversely impact our business, in particular due to the limitations on our existing inventory levels, the uncertainty of our customers’ responsiveness to our controlled market re-entry plan, the fact that Silimed filed a lawsuit against us alleging, among other things, a material breach of the existing manufacturing contract, which expired on its terms on April 1, 2017 without renewal.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

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

We sell our products in the United States through a direct sales organization, which as of March 31, 2017, consisted of 46 employees, including 38 sales representatives and 8 sales managers.

Components of Operating Results

Net Sales

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased Breast Products. We commenced sales of our Breast Products in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales. However, sales of our Breast Products accounted for 78% and 79% of our net sales for the three months ended March 31, 2017 and 2016, respectively. The percentage decrease in sales of Breast Products for the three months ended March 31, 2017 reflects a shift in product mix due to the increase of sales of our scar management products as a result of the acquisition of BIOCORNEUM® on March 9, 2016. Our net sales for the three months ended March 31, 2016 reflects the combined effect of the temporary hold on sales and implanting of Breast Products until March 1, 2016, our controlled re-entry to market designed to optimize our supply of Breast Products inventory and the commercial introduction of our scar management products. Sales of scar management products are included in the results of operations from the date of acquisition and accounted for 19% and 17% of our net sales for the three months ended March 31, 2017 and 2016, respectively.

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures. We believe that breast implant sales are subject to seasonal fluctuation due to breast augmentation patients’ planning their surgery leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product warranties, inventory fair market value adjustment, royalty costs, and warehouse and other related costs.

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

We provide a commercial warranty on our silicone gel breast implants. The warranty covers device ruptures in certain circumstances and estimated warranty costs are recorded at the time of sale. In addition, the inventory fair market value associated with a non-cash purchase accounting adjustment and our royalty costs related to the acquisition of the tissue expander portfolio from SSP are recorded at the time of sale. Our warehouse and other related costs include labor, rent, product shipments from our third-party manufacturers, and other related costs.

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of quantity of units sold, manufacturing price increases, the changing mix of products sold with different gross margins, overhead costs and targeted pricing programs.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program and no-charge product evaluation units, as well as educational, promotional and marketing activities, including direct and online marketing. We expect our sales and marketing expenses to fluctuate in future periods as a result of headcount and timing of our marketing programs.  However, we generally expect these costs will increase in absolute dollars.

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

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of common stock warrants and amortization of issuance costs associated with the Loan Agreement.

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the period ended March 31, 2017. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets. However, as a result of the BIOCORNEUM® and tissue expander portfolio acquisitions, we have deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and have provided for tax expense and a corresponding deferred tax liability associated with these indefinite-lived intangible assets.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited, in thousands)
Statement of operations data
Net sales	$7,489	$1,471
Cost of goods sold	2,322	760
Gross profit	5,167	711
Operating Expenses
Sales and marketing	6,955	5,109
Research and development	3,194	2,255
General and administrative	6,436	5,286
Total operating expenses	16,585	12,650
Loss from operations	(11,418)	(11,939)
Other income (expense), net
Interest income	22	15
Interest expense	(9)	(1)
Other income (expense), net	8	(12)
Total other income (expense), net	21	2
Loss before income taxes	(11,397)	(11,937)
Income taxes	25	—
Net loss	$(11,422)	$(11,937)

Net Sales

Net sales increased $6.0 million, or 409.1%, to $7.5 million for the three months ended March 31, 2017, as compared to $1.5 million for the three months ended March 31, 2016.  Net sales of our Breast Products increased $4.6 million to $5.8 million for the three months ended March 31, 2017, as compared to $1.2 million for the three months ended March 31, 2016, as a result of our controlled re-entry to market designed to optimize our supply of Breast Product inventory after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016. Net sales of Breast Products for the three months ended March 31, 2017 also included sales of the tissue expander portfolio we acquired from SSP in November 2016.  Net sales of our scar management products increased $1.1 million to $1.4 million for the three months ended March 31, 2017, as compared to $0.3 million for the three months ended March 31, 2016, as a result of integrating scar management products into our product mix after our acquisition of BIOCORNEUM® on March 9, 2016.

As of March 31, 2017, our sales organization included 38 sales representatives as compared to 35 sales representatives as of March 31, 2016.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.6 million, or 205.5%, to $2.3 million for the three months ended March 31, 2017, as compared to $0.8 million for the three months ended March 31, 2016. This increase was primarily due to an increase in sales volume driven by our controlled re-entry of Breast Products into the marketplace after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, along with an increase in sales volume of our scar management products after the acquisition of BIOCORNEUM® on March 9, 2016 and sales of our tissue expander portfolio we acquired from SSP in November 2016.

The gross margins for the three months ended March 31, 2017 and 2016 were 69.0% and 48.3%, respectively. The increase was primarily due to a decrease in reserves for inventory obsolescence recorded for product that we estimate to expire prior to being sold and decreased fixed overhead as a percentage of net sales, offset by the increase in amortization related to the fair value of inventory recorded from our acquisition of the SSP tissue expander portfolio in the fourth quarter of 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.9 million, or 36.1%, to $7.0 million for the three months ended March 31, 2017, as compared to $5.1 million for the three months ended March 31, 2016. The increase consisted primarily of a $1.0 million increase in direct marketing activities and travel expenses related to sales training and tradeshows and a $0.7 million increase in employee related costs as a result of an increase in variable expenses and stock based compensation.

Research and Development Expenses

Research and development expenses increased $0.9 million, or 41.6%, to $3.2 million for the three months ended March 31, 2017, as compared to $2.3 million for the three months ended March 31, 2016. The increase was primarily due to an increase of $0.7 million in employee related costs as a result of an increase in headcount and an increase of $0.3 million in consulting expenses related to product development activities.

General and Administrative Expenses

G&A expenses increased $1.2 million, or 21.8%, to $6.4 million for the three months ended March 31, 2017, as compared to $5.3 million for the three months ended March 31, 2016. The increase consisted primarily of a $0.7 million increase in employee related costs, a $0.2 million increase in outside legal counsel and consulting expenses, and $0.3 million increase in amortization costs related to the BIOCORNEUM® and SSP tissue expander portfolio acquisitions.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2017 was primarily associated with interest income on cash held in a money market account, expense recognized for the change in fair value of warrants and amortization of issuance costs associated with the Loan Agreement. Other income (expense), net for the three months ended March 31, 2016 was primarily associated with expense recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the three months ended March 31, 2017 was associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM® acquisition and the tissue expander portfolio acquisition from SSP that cannot offset deferred tax assets. There was no income tax expense recognized for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings. As of March 31, 2017, we had no long-term debt or borrowings under our revolving line of credit.

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

On March 13, 2017, we entered into a Loan Agreement with SVB. Under the terms of the Loan Agreement, SVB made available to us a $15.0 million Revolving Line and a $5.0 million Term Loan. The Revolving Line expires in March 2020. The terms and conditions of our Loan Agreement are described in Note 9 of our unaudited condensed financial statements included in this report. In April 2017, we borrowed $5.0 million under the Revolving Line.

As of March 31, 2017, we had $58.8 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of BIOCORNEUM® and the tissue expander portfolio from SSP. We believe that our available cash on hand, along with the availability under the Loan Agreement, will be sufficient to satisfy our liquidity requirements for at least the next 12 months from the date our financial statements are issued.

However, we expect that uncertainty regarding expenses we may continue to incur in connection with establishing new manufacturing capacity with Vesta or any other third-party manufacturer for our breast implants, and our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur defending against litigation claims, including the Silimed Litigation, may have a material effect on our future cash outflows and our liquidity. As a result, we may be required to make or increase our borrowings under the Loan Agreement, as well as seek additional funds in the future from public or private offerings of our capital stock, borrowings under additional term loans or from other sources.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(8,189)	$(12,397)
Investing activities	(952)	(7,365)
Financing activities	686	454
Net change in cash and cash equivalents	$(8,455)	$(19,308)

Cash used in operating activities

Net cash used in operating activities was $8.2 million during the three months ended March 31, 2017, as compared to $12.4 million during the three months ended March 31, 2016. The decrease in cash used in operating activities between the three months ended March 31, 2017 and 2016 was primarily associated with an increase in accrued liabilities due to the timing and payments of commissions, bonuses and vendor invoices during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Cash used in investing activities

Net cash used in investing activities was $1.0 million during the three months ended March 31, 2017 as compared to $7.4 million during the three months ended March 31, 2016. The decrease in cash used in investing activities between the three months ended March 31, 2017 and 2016 was primarily due to the $6.8 million cash outflow for the acquisition of BIOCORNEUM® for the three months ended March 31, 2016.

Cash provided by financing activities

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2017 as compared to $0.5 million during the three months ended March 31, 2016.  The increase in cash provided by financing activities was primarily the result of an increase in proceeds from exercise of employee stock options, offset by tax payments related to shares withheld for vested RSUs for the three months ended March 31, 2017.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the timing to qualify Vesta with the FDA and the timing and availability of any alternative manufacturing sources, and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our Breast Products, scar management products, and any other future products that we may develop and commercialize;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs;

•	investment in inventory required to meet customer demands; and
•	expenses we incur in connection with defending against litigation, including the Silimed litigation.

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

Contractual Obligations and Commitments

As of March 31, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, we had $58.8 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” under the JOBS Act.

As we disclosed in our Annual Report, we identified a material weakness in our internal control over financial reporting related to the Company not maintaining sufficiently trained resources with knowledge of internal control over financial reporting as it relates to accounting for significant unusual transactions, including coordination with external service providers. As a result, we did not have in place effective management review controls over business combinations, specifically key assumptions, financial data and calculations used to measure the fair value of acquired assets and liabilities, including contingent consideration prepared by its external service provider.

As described in our Annual Report, we are taking steps to remediate this material weakness in internal control over financial reporting; however, additional time will be required to assess and ensure remediation of these processes and procedures.  Our goal is to remediate the identified material weakness by the end of 2017.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective.  Our management, including our chief executive officer and chief financial officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2016, the plaintiffs in the federal court action filed a motion for preliminary approval of the class action settlement.  On January 23, 2017, the United States District Court for the Central District of California preliminarily approved the settlement. A final approval hearing in that court is scheduled for May 22, 2017.  On January 5, 2017, the plaintiffs in the state court action also filed a motion for preliminary approval of the class action settlement.  On February 7, 2017, the San Mateo Superior Court preliminarily approved the settlement.  A final approval hearing in that court is scheduled for May 31, 2017.  On April 24, 2017, the plaintiffs in the federal court action and the state court action each filed their motion for final approval of the class action settlement, approval of the proposed plan of allocation, and an award of attorneys’ fees and expenses. The settlement is contingent upon final approval by both the San Mateo Superior Court and the United States District Court for the Central District of California.

As a result of these developments, we determined that a probable loss had been incurred and we recognized a net charge to earnings of approximately $1.6 million for the year ended December 31, 2016 within general and administrative expense which was comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. In the first quarter of 2017, we received $9.3 million in insurance proceeds and paid the $10.9 million loss contingency. The remaining insurance proceeds receivable is classified as “insurance recovery receivable” on the accompanying condensed balance sheets. While it is possible that the Company may incur a loss greater than the amounts recognized in the accompanying financial statements, the Company is unable to determine a range of possible losses greater than the amount recognized.

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

On January 20, 2017, Sientra filed an arbitration demand in the International Center for Dispute Resolution, or ICDR, in New York naming Silimed as the defendant and alleging material breach of the Silimed Agreement, gross negligence and tortious interference by Silimed, as well as seeking certain declaratory relief.  Among other things, Sientra alleges that Silimed’s supply failure constitutes a material breach of the Silimed Agreement, and that such breach was caused by Silimed’s grossly negligent or other willful conduct related to its regulatory suspensions and the fire at its manufacturing facility.   Silimed filed its answer to Sientra’s arbitration demand and counterclaim on March 8, 2017.  Sientra filed its answer to Silimed’s counterclaims on April 10, 2017.  The parties nominated their party arbitrators on March 13, 2017 and their appointment was confirmed by the ICDR by April 5. 2017. The party appointed arbitrators nominated a president of the tribunal on May 8, 2017 and their appointment is awaiting confirmation from the ICDR.

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

Risks Relating to Our Business and Our Industry

We may not be able to procure and qualify a new manufacturer for our silicone gel breast implants and other products previously manufactured by Silimed.*

Our manufacturing contract with Silimed expired on its terms on April 1, 2017, and we did not renew it.  Moreover, our existing inventory of breast implants that were previously manufactured by Silimed is limited.

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

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter the market after our voluntary suspension of the sale of Sientra devices manufactured by Silimed.*

As a result of the regulatory inquiries into Silimed-manufactured products, on October 9, 2015, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice. We then conducted extensive independent, third-party testing and analyses of our finished goods inventory which indicated no anticipated safety concerns with the use of Sientra’s products, including our breast implants, consistent with their FDA approval status in 2012. Each of the FDA, ANVISA and MHRA also noted that no risks to patient health have been identified in connection with implanting Silimed-manufactured products, and, accordingly, there is no need to adopt any procedure or action for those patients who have received them. Therefore, on March 1, 2016, we lifted the temporary hold on the sale of our devices manufactured by Silimed and informed our Plastic Surgeons of our controlled market re-entry plan designed to optimize our inventory levels, which continues to be limited.  Although our market re-entry decision was based on extensive testing and detailed independent third party reviews, we depend on a continued positive reception from our Plastic Surgeon customers and their patients to be able to reestablish the market position we had prior to the voluntary suspension. Additionally, our re-entry into the market has required us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our plastic surgery consultants are working diligently to solidify the confidence and support of all our Plastic Surgeons; however, if we are not successful in re-establishing and maintaining these relationships or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control that may adversely affect the manufacturing and supply of our breast implants, tissue expanders and other products.

Our reliance on any third-party manufacturer, including Vesta, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM® scar management products, SiMatrix, a Vesta subsidiary that supplies the tissue expanders we recently acquired from SSP, or any other third-party manufacturer we procure and qualify for the manufacture of our breast implants involves a number of risks. Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging. Changes that our manufacturers may make outside the purview of our direct control can have an impact on our processes and quality, as well as the successful delivery of products to Plastic Surgeons.  Mistakes and mishandling are not uncommon and can affect production and supply. Additionally, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Vesta, Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Some of the additional risks with relying on third-party manufacturers and suppliers include:

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

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of March 31, 2017, we had an accumulated deficit of $226.9 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and our follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the three months ended March 31, 2017, our net loss was $11.4 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

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

We may not realize the benefits of our acquisitions which may be subject to additional risks and uncertainties.

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

In addition to our acquisitions of BIOCORNEUM® and the tissue expanders from SSP, from time to time, we may consider additional opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. Potential partnerships or acquisitions involve numerous risks, including:

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

Among the long-term health risks of breast implants which are being studied is the possible association between breast implants and a rare form of cancer called anaplastic large-cell lymphoma.*

In January 2011, the FDA indicated that there was a possible association between saline and silicone gel breast implants and anaplastic large-cell lymphoma, or ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product label, which is approved by the FDA, has been required to contain a description of ALCL as a possible, though rare, outcome. Since its report in January 2011, the FDA continues to gather information about ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, ASPS, ASAPS, ISAPS, and other organizations. On February 1, 2017, the FDA provided further guidance on ALCL and has reiterated that ALCL is extremely rare, and stated that at this time, most data suggests that ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.  The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormality. Further studies or clinical experience may indicate that breast implants, including our products, expose individuals to a more substantial risk of developing ALCL or other unexpected complications than currently anticipated. As a result, we may be exposed to increased regulatory scrutiny, negative publicity and lawsuits from any individual who may develop ALCL after using our products, any of which could have a significant negative impact on our results of operations or financial condition. Moreover, if long-term results and clinical experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of regulatory clearances and approvals and significant legal liability.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions, provide our customers with a wide range of shapes and sizes of our breast implants, and account for the high return rates we experience as Plastic Surgeons typically order our products in multiple sizes for a single surgery and then return what they do not use.  As a result of the substantial inventory levels we like to maintain, we are subject to the risk that a substantial portion of our inventory becomes obsolete. The materialization of any of these risks may have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.  Additionally, our ability to find an alternate supplier in a timely manner, may affect our ability to maintain the level of inventory supply we require to protect ourselves from supply interruptions that could have an unfavorable impact on our net sales.

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

We are dependent upon the continued services of key personnel, including members of our executive management team who have extensive experience in our industry. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified sales, marketing and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. If we lose key employees, if we are unable to attract or retain other qualified personnel, or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2017, we had approximately 93 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

•	the timing to qualify Vesta with the FDA and the availability of any alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of BIOCORNEUM® and the tissue expanders from SSP;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;

•	the impact of the recent regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products;
•	our ability to expand the geographic reach of our sales and marketing efforts; and
•	our ability to successfully defend against the claims asserted in the Silimed Litigation.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of March 31, 2017, we had $58.8 million in cash and cash equivalents. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the planned growth of our business, including the expansion of our sales force and marketing programs, and research and development activities, and potential partnerships or strategic acquisitions could significantly increase our expenses.  In addition, we expect expenses we may incur in connection with reestablishing our inventory supply, expenses we may incur defending against litigation claims, including the Silimed Litigation may have a material effect on our future cash outflows and our financial condition.

Our future capital requirements will depend on many factors, including:

•	the timing to qualify Vesta with the FDA and the availability of any alternative manufacturing sources and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our silicone gel breast implants and tissue expanders and any other future products that we may develop and commercialize;
•	expenses we incur in connection with the Silimed Litigation, other potential litigation or governmental investigations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated general and administrative expenses.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, of approximately $171.0 million, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the

Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet and for this reason, we have fully reserved against the value of our NOLs on our balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

If we modify our FDA approved or cleared devices, we may need to seek additional clearances or approvals, which, if not granted, would prevent us from selling our modified products.*

In the United States, our silicone gel breast implants are marketed pursuant to a PMA order issued by the FDA in March 2012, and our tissue expanders are marketed pursuant to pre-market clearance under Section 510(k) of the FDCA.  Any modifications to a PMA-approved or 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires a new 510(k) clearance or, possibly, approval of a new PMA application or PMA supplement. For example, on March 14, 2017, we announced that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. Certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA 30-Day Notice, Special PMA Supplement – Changes Being Effected or PMA Annual Report.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision.  The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary.  We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances the changes did not require new 510(k) clearances or PMA approvals.  If the FDA disagrees with our determination and requires us to seek new 510(k) clearances or PMA approvals for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.  Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made.  Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants, tissue expanders and certain other products;

•	a slowdown in the medical device industry, the aesthetics industry or the general economy;
•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	fluctuations in the values of companies perceived by investors to be comparable to us;
•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;
•	competition from existing technologies and products or new technologies and products that may emerge;
•	the entry into, modification or termination of agreements with our sales representatives or distributors;
•	developments with respect to intellectual property rights;
•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;
•	our ability to develop and market new and enhanced products on a timely basis;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of BIOCORNEUM® and the tissue expanders from SSP;
•	our commencement of, or involvement in, litigation;
•	additions or departures of key management or technical personnel; and
•	changes in laws or governmental regulations applicable to us.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of May 5, 2017, our executive officers, directors and principal stockholders beneficially owned approximately 43.65% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of May 5, 2017, we had approximately 19,114,862 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Based on shares outstanding as of May 5, 2017, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 5,011,455 shares of common stock became eligible for sale in the public market, approximately 81,678 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 5,672,351 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of May 5, 2017, options to purchase an aggregate of 3,260,705 shares of our common stock were outstanding under our 2007 Plan, our 2014 Plan and our Inducement Plan and an additional 583,618 shares of common stock are reserved for issuance under our 2014 Plan and our Inducement Plan. These shares can be freely sold in the public market upon issuance and once vested in accordance with Rule 144, including volume restrictions applicable to “control securities” held by our officers and directors.

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

As of March 31, 2017, the number of shares of common stock reserved for issuance under our 2014 plan was 2,789,442. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2016, or 743,947 shares.

As of March 31, 2017, the number of shares of common stock reserved for issuance under our ESPP was 770,549. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2016, or 185,986 shares.

Pursuant to the Inducement Plan that our board of directors approved in March 2016, our compensation committee of the board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, to new employees as inducements material to such new employees entering into employment with us in accordance with NASDAQ Marketplace Rule 5635(c)(4). Since the inception of the Inducement Plan, options to purchase 330,000 shares had been awarded by the compensation committee and the number of shares available for future grant was 34,000 shares. The number of shares that may be granted under the Inducement Plan may be increased in the future by our board of directors.

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

Upon receipt, the net proceeds from our IPO and our follow-on public offering were held in cash and cash equivalents, primarily bank money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 29, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 23, 2015. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management has broad discretion in the application of the net proceeds. As of March 31, 2017, we have used approximately $24.5 million of the proceeds to repay outstanding debt, $6.9 million for the acquisition of BIOCORNEUM® and related transaction costs, $5.0 million for the acquisition of Dermaspan™, Softspan™, and AlloX2® tissue expanders from SSP, and $42.6 million in working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amended Executive Employment Agreement

On May 8, 2017, we amended our employment agreement with Jeffrey M. Nugent, our Chief Executive Officer, to increase his base salary from $600,000 to $636,000 per annum to be effective as of January 1, 2017 and to extend the date that the Company shall continue to pay for Mr. Nugent’s relocation expenses from December 31, 2016 to December 31, 2017.

The foregoing description of the amendment to Mr. Nugent’s employment agreement is not complete and is qualified entirely by reference to the full text of the amendment, a copy of which is filed herewith as Exhibit 10.3 and incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(1)	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.

4.3(1)	Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.

4.4(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.

4.5(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013

4.6(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.

4.7(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.

4.8(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.

4.9(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.

10.1†	Manufacturing Agreement by and between the Registrant and Vesta Intermediate Funding, Inc., a Lubrizol LifeSciences Company, dated March 10, 2017.

10.2	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 13, 2017.

10.3#	Amendment to Employment Agreement by and between the Registrant and Jeffrey M. Nugent, dated May 8, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Number	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Sientra, Inc.’s Registration Statement on Form S-1 (No. 333-198837), as amended.
#	Indicates management contract or compensatory plan, contract, or agreement.
†	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

May 9, 2017	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

May 9, 2017	By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer and Treasurer