Form 10-Q
period 2017-06-30
Sientra, Inc.
filed 2017-08-09
CIK 1551693

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 19,306,854.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$55,495	$67,212
Accounts receivable, net of allowances of $4,532 and $4,329 at June 30, 2017 and December 31, 2016, respectively	3,007	3,082
Inventories, net	16,401	18,484
Insurance recovery receivable	97	9,375
Prepaid expenses and other current assets	3,401	1,852
Total current assets	78,401	100,005
Property and equipment, net	3,788	2,986
Goodwill	4,878	4,878
Other intangible assets, net	5,332	6,186
Other assets	1,226	228
Total assets	$93,625	$114,283
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,000	$—
Accounts payable	2,256	3,555
Accrued and other current liabilities	10,354	6,507
Legal settlement payable	10,000	10,900
Customer deposits	5,862	6,559
Total current liabilities	33,472	27,521
Warranty reserve and other long-term liabilities	4,315	3,145
Total liabilities	37,787	30,666
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 19,325,332 and 18,671,409 and outstanding 19,252,605 and 18,598,682 shares at June 30, 2017 and December 31, 2016 respectively	193	186
Additional paid-in capital	303,159	299,133
Treasury stock, at cost (72,727 shares at June 30, 2017 and December 31, 2016)	(260)	(260)
Accumulated deficit	(247,254)	(215,442)
Total stockholders’ equity	55,838	83,617
Total liabilities and stockholders’ equity	$93,625	$114,283

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$8,169	$6,244	$15,658	$7,715
Cost of goods sold	2,621	1,745	4,942	2,506
Gross profit	5,548	4,499	10,716	5,209
Operating expenses:
Sales and marketing	6,163	6,287	13,119	11,396
Research and development	1,573	3,062	4,766	5,317
General and administrative	8,022	5,357	14,458	10,642
Legal settlement	10,000	—	10,000	—
Total operating expenses	25,758	14,706	42,343	27,355
Loss from operations	(20,210)	(10,207)	(31,627)	(22,146)
Other income (expense), net:
Interest income	37	16	59	31
Interest expense	(185)	(12)	(194)	(13)
Other income (expense), net	(4)	10	4	(2)
Total other income (expense), net	(152)	14	(131)	16
Loss before income taxes	(20,362)	(10,193)	(31,758)	(22,130)
Income taxes	29	—	54	—
Net loss	$(20,391)	$(10,193)	$(31,812)	$(22,130)

Basic and diluted net loss per share attributable to common stockholders	$(1.07)	$(0.56)	$(1.68)	$(1.23)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	19,132,052	18,075,010	18,953,500	18,062,803

See accompanying notes to condensed financial statements.

SIENTRA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(31,812)	$(22,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,159	425
Provision for doubtful accounts	27	331
Provision for warranties	119	74
Provision for inventory	367	391
Change in fair value of warrants	83	6
Change in fair value of deferred and contingent consideration	449	—
Non-cash interest expense	144	12
Stock-based compensation expense	3,182	1,664
Loss on disposal of property and equipment	12	122
Deferred income taxes	54	—
Changes in assets and liabilities:
Accounts receivable	47	1,514
Prepaid expenses, other current assets and other assets	(2,395)	(574)
Inventories	1,716	1,406
Insurance recovery receivable	9,277	—
Accounts payable	(1,264)	(635)
Accrued and other liabilities	4,648	428
Legal settlement payable	(900)	—
Customer deposits	(697)	(2,530)
Net cash used in operating activities	(15,784)	(19,496)
Cash flows from investing activities:
Purchase of property and equipment	(1,580)	(874)
Business acquisitions	—	(6,759)
Net cash used in investing activities	(1,580)	(7,633)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,096	57
Proceeds from issuance of common stock under ESPP	324	430
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(569)	—
Gross borrowings under the Revolving Line of Credit	5,000	—
Deferred financing costs	(204)	—
Net cash provided by financing activities	5,647	487
Net decrease in cash and cash equivalents	(11,717)	(26,642)
Cash and cash equivalents at:
Beginning of period	67,212	112,801
End of period	$55,495	$86,159

Supplemental disclosure of cash flow information:
Interest paid	$50	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	461	—
Acquisition of business, deferred and contingent consideration obligations at fair value	—	550

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

On July 11, 2016, after completing an inspection of Silimed’s facility, ANVISA announced the reinstatement of Silimed’s GMP certificate, valid for two years, and their ability to manufacture commercial products. The Silimed facility that was approved for manufacturing is a different facility from where Sientra breast implants were previously manufactured, which was damaged by a fire on October 22, 2015. The suspension of Silimed’s CE and ISO 13485 certifications by TÜV SÜD remains in place. The Company’s existing manufacturing contract with Silimed expired on its terms in April 2017 and the Company did not renew the contract.

For more information on the status of the Company’s relationship with Silimed, see Note 12 – Commitments and Contingencies.

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 14, 2017, or the Annual Report. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

b.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s manufacturing contract with Silimed, expired on its terms on April 1, 2017, and the Company did not renew that contract.  Accordingly, the Company continues to evaluate the availability of alternative manufacturing sources, including with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, which is establishing manufacturing capacity for the Company and with which the Company executed a definitive manufacturing agreement for the long-term supply of the Company’s PMA-approved breast implants. The continuation of the Company as a going concern is dependent upon many factors including resolution of any outstanding disputes with Silimed (see Note 12—Commitments and Contingencies), the availability of alternative manufacturing sources, and continued sale of the Company’s products. Since inception, the Company has incurred net losses. As of June 30, 2017, the Company had cash and cash equivalents of $55.5 million. Furthermore, through the Loan and Security Agreement, Silicon Valley bank made available to the Company a revolving line of credit of up to $15.0 million, or the Revolving Line, and a $5.0 million term loan, or the Term Loan. The Company believes that it has the ability to continue as a going concern for at least 12 months from the date the Company’s financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 25, 2017, the Company acquired Miramar Labs, Inc. and also entered into certain credit agreements with Midcap Financial Trust (see Subsequent Events – Acquisition of Miramar Labs and Credit Agreements with MidCap Financial Trust for more information).

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

There have been no significant changes to the accounting policies during the three and six months ended June 30, 2017, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The standard update eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The standard will be effective for the Company beginning in fiscal year 2020. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements. The Company will reassess any impact at year end

Recently Issued Accounting Standards

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

ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date of ASU 2016-20 is the same as the effective date for ASU 2014-09. In preparation for our adoption of the new standard in our fiscal year ending December 31, 2018, we are reviewing contracts and other forms of agreements with our customers and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations—exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and by other medical device companies, such as allowance for sales returns, rebates, warranty and other pricing programs. We have not yet determined the impact of the new standard on our financial statements or whether we will adopt on a prospective or retrospective basis in the first quarter of our fiscal year ending December 31, 2018.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU is effective for the Company beginning in fiscal year 2018. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The standard is broken in to two parts. Part I addresses the complexity of accounting for certain financial instruments with down round features. Part II addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the FASB Accounting Standards Codification. The ASU is effective for the Company beginning in fiscal year 2019. We have not yet determined the impact of the new standard on our financial statements.

3.	Acquisitions
a.	Acquisition of BIOCORNEUM®

On March 9, 2016, the Company entered into an assets purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to BIOCORNEUM®, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of BIOCORNEUM® aligns with the Company’s business development objectives and adds a complementary product that serves the needs of its customers. In connection with the acquisition, the Company recorded  $0.0 and $0.2 million of professional fees for the three and six months ended June 30, 2016, respectively, which are included in general and administrative expense. The company did not record any professional fees related to the acquisition for the three and six months ended June 30, 2017. The aggregate acquisition date fair value of the consideration transferred was estimated at $7.4 million, which consisted of the following (in thousands):

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

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The condensed financial statements for the three and six months ended June 30, 2017 and 2016 include the results of operations of BIOCORNEUM® from the date of acquisition.

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

On November 2, 2016, the Company entered into an asset purchase agreement with Specialty Surgical Products, Inc., or SSP, to acquire certain assets, consisting of the Dermaspan™, Softspan™, and AlloX2® tissue expanders, from SSP. The acquisition adds a complete portfolio of premium, differentiated tissue expanders and aligns with the Company’s business development plans for growth in the breast reconstruction market. The Company did not record any professional fees for the three and six months ended June 30, 2017 and 2016 in connection with the acquisition. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $6.0 million, which consisted of the following (in thousands):

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

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The financial statements for the three and six months ended June 30, 2017 include the results of operations of the Dermaspan™, Softspan™, and AlloX2® tissue expanders.

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

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

c.	Acquisition Miramar Labs

On July 25, 2017, the Company acquired Miramar Labs, Inc. (see Note 13 – Subsequent Events – Acquisition of Miramar Labs).

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. See Note 5 for discussion of the fair value of the common stock warrant liability, deferred consideration and contingent consideration.  As of June 30, 2017, the Company had no outstanding long-term debt.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	182	182
Liability for deferred consideration	—	—	381	381
Liability for contingent consideration	—	—	1,705	1,705
	$—	—	2,268	2,268

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	99	99
Liability for deferred consideration	—	—	395	395
Liability for contingent consideration	—	—	1,242	1,242
	$—	—	1,736	1,736

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

Warrant Liability
Balance, December 31, 2016	$99
Fair value of warrants to be issued upon borrowing under the Silicon Valley Bank term loan (Note 9)	88
Change in fair value through June 30, 2017	(5)
Balance, June 30, 2017	$182
Deferred Consideration Liability
Balance, December 31, 2016	$395
Change in fair value of deferred consideration	(14)
Balance, June 30, 2017	$381
Contingent Consideration Liability
Balance, December 31, 2016	$1,242
Change in fair value of contingent consideration	463
Balance, June 30, 2017	$1,705

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning balance as of January 1	$1,378	$1,332
Payments made during the period	—	(9)
Changes in accrual related to warranties issued during the period	110	76
Changes in accrual related to pre-existing warranties	9	(2)
Balance as of June 30	$1,497	$1,397

7.	Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss (in thousands)	$(20,391)	$(10,193)	$(31,812)	$(22,130)
Weighted average common shares outstanding, basic and diluted	19,132,052	18,075,010	18,953,500	18,062,803
Net loss per share attributable to common stockholders	$(1.07)	$(0.56)	$(1.68)	$(1.23)

The Company excluded the following potentially dilutive securities, outstanding as of June 30, 2017 and 2016, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2017 and 2016 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	June 30,
	2017	2016
Stock options to purchase common stock	1,663,890	2,190,866
Warrants for the purchase of common stock	47,710	47,710
	1,711,600	2,238,576

8.	Balance Sheet Components
a.	Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $4.1 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $0.4 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively, recorded net against accounts receivable in the balance sheet.

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Leasehold improvements	$96	$86
Laboratory equipment and toolings	3,273	2,264
Computer equipment	308	287
Software	719	669
Office equipment	130	129
Furniture and fixtures	757	743
	5,283	4,178
Less accumulated depreciation	(1,495)	(1,192)
	$3,788	$2,986

Depreciation expense for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $0.3 million and $0.1 million, respectively.

c.	Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.  The Company’s annual test for impairment is performed as of October 1 of each fiscal year. The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform the impairment assessment for that reporting unit.

The Guidance requires the Company to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the fair value of that goodwill.

The changes in the carrying amount of goodwill during the six months ended June 30, 2017 were as follows (in thousands):

Balances as of December 31, 2016
Goodwill	$19,156
Accumulated impairment losses	(14,278)
Goodwill, net	$4,878
Balances as of June 30, 2017
Goodwill	$19,156
Accumulated impairment losses	(14,278)
Goodwill, net	$4,878

The components of the Company’s other intangible assets consist of the following (in thousands):

		June 30, 2017
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Acquired FDA non-gel product approval	11	$1,713	$(1,704)	$9
Customer relationships	9.5	4,940	(1,108)	3,832
Trade names - finite life	12	800	(89)	711
Regulatory approvals	1.17	670	(383)	287
Non-compete agreement	2.0	80	(37)	43
Total definite-lived intangible assets		$8,203	$(3,321)	$4,882

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

		December 31, 2016
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Acquired FDA non-gel product approval	11	$1,713	$(1,696)	$17
Customer relationships	9.5	4,940	(602)	4,338
Trade names - finite life	12	800	(56)	744
Regulatory approvals	1.17	670	(96)	574
Non-compete agreement	2.0	80	(17)	63
Total definite-lived intangible assets		$8,203	$(2,467)	$5,736

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.2 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $0.9 and $0.3 respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of June 30, 2017 (in thousands):

Amortization
Period	Expense
Remainder of 2017	$854
2018	1,090
2019	794
2020	582
2021	435
Thereafter	1,127
$4,882

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued clinical trial and research and development expenses	$119	$119
Audit, consulting and legal fees	3,373	803
Payroll and related expenses	3,177	2,592
Accrued commission	1,774	1,222
Warrant liability	182	99
Other	1,729	1,672
	$10,354	$6,507

9.	Long-Term Debt and Revolving Line of Credit

In March 2017, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB. Under the terms of the Loan Agreement, SVB made available to the Company a revolving line of credit of up to $15.0 million, or the Revolving Line, and a $5.0 million term loan, or the Term Loan. As of June 30, 2017, the Company had not borrowed any amounts under the Term Loan. In April 2017, the Company borrowed $5.0 million under the Revolving Line. The Company intends to use the proceeds from the Loan Agreement for working capital and other general corporate purposes.

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

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a financial covenant to maintain the adjusted quick ratio (as defined in the Loan Agreement) of 1.15:1.0 while borrowings are outstanding and until the Company has obtained FDA certification of the manufacturing facility operated by Vesta, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of any “material adverse change” as set forth in the Loan Agreement, penalties or judgements in an amount of at least $1.0 million rendered against the Company by any governmental agency and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan

Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of The Company’s assets, other than intellectual property.

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

On July 27, 2017, the Company entered into certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid its existing indebtedness under its Loan Agreement and the outstanding commitment fee was cancelled as well as the obligation to issue a warrant to SVB (see Note 13 – Subsequent Events – Credit Agreements with MidCap Financial Trust).

10.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2017 and December 31, 2016, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of June 30, 2017, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of June 30, 2017, a total of 462,417 shares of the Company’s common stock were reserved for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of June 30, 2017, inducement grants for 330,000 shares of common stock have been awarded, and 34,000 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2016	2,786,977	$7.27	6.28
Granted	90,000	8.50
Exercised	(417,172)	2.63
Forfeited	(253,921)	12.25
Balances at June 30, 2017	2,205,884	$7.63	7.59

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $0.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense was $1.2 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $3.6 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of 2.33 years.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued generally vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balances at December 31, 2016	430,733	$7.99
Granted	700,246	8.43
Vested	(251,160)	7.76
Restricted stock units withheld for tax	68,968	8.28
Forfeited	(22,000)	8.49
Balances at June 30, 2017	926,787	$8.40

Stock-based compensation expense for RSUs for the three months ended June 30, 2017 and 2016 was $1.2 million and $0.4 million, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2017 and 2016 was $1.8 million and $0.6 million, respectively. As of June 30, 2017, there was $6.2 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.00 years.

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

As of June 30, 2017, the number of shares of common stock reserved for issuance under the ESPP was 770,549.  During the six months ended June 30, 2017, employees purchased 54,559 shares of common stock at a weighted average price of $5.93 per share.  As of June 30, 2017, the number of shares of common stock available for future issuance was 549,073.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense related to the ESPP was $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

11.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite-lived intangible assets. Tax expense was $0.0 million and  $0.1 million for the three and six months ended June 30, 2017. There was no tax expense for the three and six months ended June 30, 2016.

12.	Commitments and Contingencies
a.	Operating Leases

The Company’s lease for its general office facility in Santa Barbara, California expires in February 2020. The Company also leases additional industrial space for warehouse, research and development and additional general office use.  Rent expense was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Rent expense was $0.3 million and $0.3 million for the six months ended June 30, 2017 and 2016. The Company recognizes rent expense on a straight-line basis over the lease term.

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

On December 20, 2016, the plaintiffs in the federal court action filed a motion for preliminary approval of the class action settlement.  On January 23, 2017, the United States District Court for the Central District of California preliminarily approved the settlement. A final approval hearing in that court is scheduled for May 22, 2017.  On January 5, 2017, the plaintiffs in the state court action also filed a motion for preliminary approval of the class action settlement.  On February 7, 2017, the San Mateo Superior Court preliminarily approved the settlement. On April 24, 2017, the plaintiffs in the federal court action and the state court action each filed their motion for final approval of the class action settlement, approval of the proposed plan of allocation, and an award of attorneys’ fees and expenses. Following a final fairness hearing in the federal court, on May 23, 2017, the federal court extended an order granting final approval of the settlement and dismissing the federal court action with prejudice. Following a final fairness hearing in the state court, on May 31, 2017, the state court entered an order granting final approval of the settlement and dismissing the state court action with prejudice.

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

Silimed Litigation

On November 6, 2016, Silimed filed a lawsuit in the United States District Court for the Southern District of New York, the Silimed Litigation, naming Sientra as the defendant and alleging breach of contract of the Silimed Agreement, unfair competition and misappropriation of trade secrets against us.  In its complaint, Silimed alleges that the Company’s theft, misuse, and improper disclosure of Silimed’s confidential, proprietary, and trade secret manufacturing information was done in order for the Company to develop its own manufacturing capability that it intends to use to manufacture our PMA-approved products.  Silimed is seeking a declaration that the Company is in material breach of the Silimed Agreement, a preliminary and permanent injunction to prevent the Company’s allegedly wrongful use and disclosure of Silimed’s confidential and proprietary information, as well as unquantified compensatory and punitive damages.  On November 15, 2016, Sientra filed its answer and counterclaims for declaratory judgment in which it denied that Silimed is entitled to any relief including, among other reasons, because of Silimed’s material breach of the Silimed Agreement and Silimed’s unclean hands, and further seeks declaratory relief that Sientra is the owner of certain assets it acquired from Silimed, Inc. in 2007, that Sientra owns, or is exclusively licensed, to any improvements created since April 2007, that Silimed lacks any confidential information or proprietary rights under the Silimed Agreement, and that Silimed lacks any relevant trade secret rights.  On December 9, 2016, Silimed filed a motion to strike the Company’s counterclaims.  Briefing on that motion was completed on December 30, 2016, and the parties are waiting for a decision from the court.  On February 1, 2017, Sientra filed a motion to stay Silimed’s breach of contract claim in light of a demand for arbitration filed by Sientra against Silimed on January 20, 2017 concerning Silimed’s material breaches of the Silimed Agreement, and to further dismiss, or alternatively stay, the unfair competition and misappropriation of trade secrets claims.  Briefing on that motion was completed on February 22, 2017, and the parties are waiting for a decision from the court.  On February 3, 2017, the court held an initial pre-trial conference and entered a pre-trial scheduling order which set a final pre-trial conference date of August 3, 2018.

On January 20, 2017, Sientra filed an arbitration demand in the International Center for Dispute Resolution, or ICDR, in New York, the Silimed Arbitration, naming Silimed as the defendant and alleging material breach of the Silimed Agreement, gross negligence and tortious interference by Silimed, as well as seeking certain declaratory relief.  Among other things, Sientra alleges that Silimed’s supply failure constitutes a material breach of the Silimed Agreement, and that such breach was caused by Silimed’s grossly negligent or other willful conduct related to its regulatory suspensions and the fire at its manufacturing facility.   Silimed filed its answer to Sientra’s arbitration demand and counterclaim on March 8, 2017.  Sientra filed its answer to Silimed’s counterclaims on April 10, 2017.  The parties nominated their party arbitrators on March 13, 2017 and their appointment was confirmed by the ICDR by April 5. 2017.  The party appointed arbitrators nominated a president of the tribunal on May 8, 2017 whose appointment was confirmed by the ICDR.  On May 30, 2017 a Preparatory Conference was held with the arbitration tribunal on June 26, 2017. A court-ordered settlement conference was held between the parties on June 27, 2017.

The lawsuit between Sientra and Silimed was settled pursuant to a settlement agreement, or the Settlement Agreement, dated July 27, 2017. Pursuant to the Settlement Agreement, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra will pay Silimed a lump sum of $9.0 million within 30-days of execution of the Settlement Agreement, and $1.0 million on or by July 1, 2018.  In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. (see Note 13 -- Subsequent Events--Silimed Litigation)

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.

13.Subsequent Events

a.	Acquisition of Miramar Labs

On June 11, 2017, Sientra entered into an Agreement and Plan of Merger, or the Merger Agreement, with Miramar Labs, Inc., or Miramar, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of Miramar’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $20 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, added the miraDry system, the only FDA cleared device to reduce underarm sweat, odor and permanently reduce hair of all colors to Sientra’s aesthetics portfolio.

b.	Credit Agreements with Midcap Financial Trust

On July 25, 2017, Sientra borrowed $25.0 million aggregate principal amount of term loans, or the Closing Term Loans, pursuant to a Credit and Security Agreement (Term Loan), or the Term Loan Credit Agreement, with MidCap Financial Trust, or Midcap, and the other lenders party thereto. Sientra used the proceeds of the Closing Term Loans (i) to repay in full Sientra’s existing indebtedness under its Loan Agreement with SVB, which totaled approximately $5.0 million, (ii) to pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The Credit Agreement provides for (i) the Closing Date Term Loans, (ii) until March 31, 2018, an additional $10.0 million term loan facility subject to the satisfaction of certain conditions, including FDA certification of the manufacturing facility operated by Vesta and (iii) an additional $5.0 million term loan facility subject to the satisfaction of certain conditions, including evidence that Sientra’s Net Revenue (as defined in the Term Loan Credit Agreement) for the past 12 months was greater than or equal to $75.0 million, or collectively, the Term Loans.

On July 25, 2017, Sientra also entered in to a Credit and Security Agreement (Revolving Loan), or the Revolving Credit Agreement and, together with the Term Loan Credit Agreement, the Credit Agreements, with MidCap and the other lenders party thereto. The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of eligible accounts, subject to certain adjustments.  Sientra may make

(subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021.

The obligations under each Credit Agreement are guaranteed by Sientra and each of Sientra’s existing and subsequently acquired or formed direct and indirect subsidiaries. The obligations under the Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of Sientra and the guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by Sientra and guarantors thereunder.

The interest rate applicable to the Term Loans is LIBOR plus 7.50%, and the interest rate applicable to loans incurred under the Revolving Credit Agreement is LIBOR plus 4.50%, in both cases subject to a LIBOR floor of 1.0%.

Each Credit Agreement requires that the Borrowers (i) maintain Net Revenue (as defined in each Credit Agreement) in amounts set forth in each Credit Agreement and (ii) at all times, maintain cash and cash equivalents of at least $10.0 million.  The Credit Agreements also contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

c.	Silimed Settlement

On June 27, 2017, Silimed and Sientra participated in a court-ordered settlement conference pursuant to which they reached a definitive settlement of the Silimed Litigation and Silimed Arbitration subject to execution of a formal settlement agreement (the “Settlement Agreement”).  The parties executed the Settlement Agreement on July 27, 2017.  Pursuant to the Settlement Agreement. Sientra and Silimed have granted mutual releases to each other with respect to certain specified conduct, and have granted each other covenants not to sue with respect to certain specified conduct.  The Company has also agreed to pay Silimed a lump sum of $9.0 million within 30-days of execution of the Settlement Agreement, and $1.0 million on or by July 1, 2018.  In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. The Settlement Agreement was a compromise and settlement of disputed claims between the parties and not an admission of liability which was expressly denied.

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

The events involving Silimed will likely continue to adversely impact our business, in particular due to the limitations on our existing inventory levels, the uncertainty of our customers’ responsiveness to our controlled market re-entry plan.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

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

We sell our products in the United States through a direct sales organization, which as of June 30, 2017, consisted of 45 employees, including 37 sales representatives and 8 sales managers.

On June 11, 2017, we entered into a Merger Agreement with Miramar pursuant to which we commenced a tender offer to purchase all of the outstanding shares of Miramar’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry system, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio.

Components of Operating Results

Net Sales

We recognize revenue, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased Breast Products. We commenced sales of our Breast Products in the United States in the second quarter of 2012 and our Breast Products have historically accounted for substantially all of our net sales. Sales of our Breast Products accounted for 83% and 79% of our net sales for the three months ended June 30, 2017 and 2016, respectively and 80% and 79% of our net sales for the six months ended 2017 and 2016, respectively. Our net sales for the six months ended June 30, 2017 reflects the combined effect of the temporary hold on sales and implanting of Breast Products until March 1, 2016, our controlled re-entry to market designed to optimize our supply of Breast Products inventory and the commercial introduction of our scar management products as well as the increase of sales of our scar management products as a result of the acquisition of BIOCORNEUM® on March 9, 2016. Sales of scar management products are included in the results of operations from the date of acquisition and accounted for 15% and 18% of our net sales for the three months ended June 30, 2017 and 2016, respectively. Sales of scar management products accounted for 17% and 18% of our net sales for the six months ended June 30, 2017 and 2016, respectively.

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

Research and Development Expenses

Our research and development, or R&D, expenses primarily consist of clinical expenses, product development costs, regulatory expenses, consulting services, outside research activities, quality control and other costs associated with the development of our products and compliance with Good Manufacturing Practices (“cGMP”), requirements. R&D expenses also include related personnel and consultant compensation and stock‑based compensation expense. We expense R&D costs as they are incurred.

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

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the period ended June 30, 2017. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets. However, as a result of the BIOCORNEUM® and tissue expander portfolio acquisitions, we have deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and have provided for tax expense and a corresponding deferred tax liability associated with these indefinite-lived intangible assets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table sets forth our results of operations for the three months ended June 30,  2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(unaudited, in thousands)

Net sales	$8,169	$6,244
Cost of goods sold	2,621	1,745
Gross profit	5,548	4,499
Operating Expenses
Sales and marketing	6,163	6,287
Research and development	1,573	3,062
General and administrative	8,022	5,357
Legal Settlement	10,000	—
Total operating expenses	25,758	14,706
Loss from operations	(20,210)	(10,207)
Other income (expense), net
Interest income	37	16
Interest expense	(185)	(12)
Other income (expense), net	(4)	10
Total other income (expense), net	(152)	14
Loss before income taxes	(20,362)	(10,193)
Income taxes	29	—
Net loss	$(20,391)	$(10,193)

Net Sales

Net sales increased $2.0 million, or 30.8%, to $8.2 million for the three months ended June 30, 2017 as compared to $6.2 million for the three months ended June 30, 2016.  Net sales of our Breast Products increased $1.9 million to $6.8 million for the three months ended June 30, 2017, as compared to $4.9 million for the three months ended June 30,  2016, primarily due to the additional sales of the tissue expander portfolio as a result of the acquisition of SSP in November 2016.  Net sales of our scar management products slightly increased $0.1 million to $1.2 million for the three months ended June 30, 2017 as compared to $1.1 million for the three months ended June 30, 2016.

As of June 30, 2017, our sales organization included 37 sales representatives as compared to 38 sales representatives as of June 30, 2016.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.9 million, or 50.2%, to $2.6 million for the three months ended June 30, 2017, as compared to $1.7 million for the three months ended June 30,  2016. This increase was primarily due to an increase in sales volume driven by sales of our tissue expander portfolio we acquired from SSP in November 2016.

The gross margins for the three months ended June 30, 2017 and 2016 were 67.9% and 72.1%, respectively. The decrease was primarily due to the increase in amortization related to the fair value of inventory recorded from our acquisition of the SSP tissue expander portfolio in the fourth quarter of 2016.

Sales and Marketing Expenses

Sales and marketing expenses slightly decreased $0.1 million, or 2.0%, to $6.2 million for the three months ended June 30, 2017, as compared to $6.3 million for the three months ended June 30, 2016. The slight change in balance is primarily due to the decrease in employee related costs as a result of lower headcount.

Research and Development Expenses

Research and development expenses decreased $1.5 million, or 48.6%, to $1.6  million for the three months ended June 30, 2017, as compared to $3.1 million for the three months ended June 30, 2016. The decrease was primarily due to a $1.9 million decrease in consulting expenses related to product development activities, offset by a $0.5 million increase in employee related costs.

General and Administrative Expenses

G&A expenses increased $2.6 million, or 49.7%, to $8.0 million for the three months ended June 30, 2017, as compared to $5.4 million for the three months ended June 30, 2016. The increase consisted primarily of a $1.2 million increase in employee related costs as a result of additional headcount, a $0.7 million increase in outside legal counsel and consulting expenses, and $0.6 million increase in amortization and change in fair market value of costs related to the BIOCORNEUM® and SSP tissue expander portfolio acquisitions.

Legal Settlement Expenses

The Company had a legal settlement expense of $10 million for the three months ended June 30, 2017, as compared to $0 for the three months ended June 30, 2016. The increase is due to the settlement of the Silimed Litigation and Silimed Arbitration (see Item 5 -- Silimed Settlement).

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2017 was primarily associated with expenses related to warrants and amortization of issuance costs associated with the Loan Agreement. Other income (expense), net for the three months ended June 30, 2016 was primarily associated with expense recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the three months ended June 30, 2017 was associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM® acquisition and the tissue expander portfolio acquisition from SSP that cannot offset deferred tax assets. Income tax expense for the three months ended June 30, 2017 and 2016 was $0.0 and $0.0, respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table sets forth our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(unaudited, in thousands)
Statement of operations data
Net sales	$15,658	$7,715
Cost of goods sold	4,942	2,506
Gross profit	10,716	5,209
Operating Expenses
Sales and marketing	13,119	11,396
Research and development	4,766	5,317
General and administrative	14,458	10,642
Legal Settlement	10,000	—
Total operating expenses	42,343	27,355
Loss from operations	(31,627)	(22,146)
Other income (expense), net
Interest income	59	31
Interest expense	(194)	(13)
Other income (expense), net	4	(2)
Total other income (expense), net	(131)	16
Loss before income taxes	(31,758)	(22,130)
Income taxes	54	—
Net loss	$(31,812)	$(22,130)

Net Sales

Net sales increased $8.0 million, or 103%, to $15.7 million for the six months ended June 30, 2017 as compared to $7.7 million for the six months ended June 30, 2016.  Net sales of our Breast Products increased $6.5 million to $12.6 million for the six months ended June 30, 2017, as compared to $6.1 million for the six months ended June 30,  2016, as a result of our controlled re-entry to market designed to optimize our supply of Breast Product inventory after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016. Net sales of Breast Products for the six months ended June 30, 2017 also included sales of the tissue expander portfolio we acquired from SSP in November 2016.  Net sales of our scar management products increased $1.2 million to $2.6 million for the six months ended June 30, 2017 as compared to $1.4 million for the six months ended June 30, 2016 as a result of integrating scar management products into our product mix after our acquisition of BIOCORNEUM® on March 9, 2016.

As of June 30, 2017, our sales organization included 37 sales representatives as compared to 38 sales representatives as of June 30, 2016.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $2.4 million, or 97%, to $4.9 million for the six months ended June 30, 2017, as compared to $2.5 million for the six months ended June 30,  2016. This increase was primarily due to an increase in sales volume driven by our controlled re-entry of Breast Products into the marketplace after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, along with an increase in sales volume of our scar management products after the acquisition of BIOCORNEUM® on March 9, 2016 and sales of our tissue expander portfolio we acquired from SSP in November 2016.

The gross margins for the six months ended June 30, 2017 and 2016 were 68.4% and 67.5%, respectively. The increase was primarily due to a decrease in reserves for inventory obsolescence recorded for product that we estimate to expire prior to being sold and decreased fixed overhead as a percentage of net sales, offset by the increase in amortization related to the fair value of inventory recorded from our acquisition of the SSP tissue expander portfolio in the fourth quarter of 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million, or 15.1%, to $13.1 million for the six months ended June 30, 2017, as compared to $11.4 million for the six months ended June 30, 2016. The increase consisted primarily of a $1.2 million increase in direct marketing activities and travel expenses related to sales training and tradeshows and a $0.5 million increase in employee related costs as a result of an increase in variable expenses and stock based compensation.

Research and Development Expenses

Research and development expenses decreased $0.5 million, or 10.4%, to $4.8 million for the six months ended June 30, 2017, as compared to $5.3 million for the six months ended June 30, 2016. The decrease was primarily due to the $1.6 million decrease in consulting expenses related to the timing of product development activities, offset by a $1.1 million increase in employee costs as a result of additional headcount.

General and Administrative Expenses

G&A expenses increased $3.9 million, or 35.9%, to $14.5 million for the six months ended June 30, 2017, as compared to $10.6 million for the six months ended June 30, 2016. The increase consisted primarily of $1.9 million increase in employee related costs, $0.7 million increase in outside legal counsel and consulting expenses, and $0.8 million increase in amortization and change in fair market value of contingent consideration related to acquisitions.

Legal Settlement Expenses

The Company had a legal settlement expense of $10 million for the six months ended June 30, 2017, as compared to $0 for the six months ended June 30, 2016. The increase is due to the settlement of the Silimed Litigation and Silimed Arbitration (see Item 5 -- Settlement Agreement with Silimed).

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2017 was primarily associated with expenses related to the warrants and amortization of issuance costs associated with the Loan Agreement. Other income (expense), net for the six months ended June 30, 2016 was primarily associated with expense recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the six months ended June 30, 2017 was associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM® acquisition and the tissue expander portfolio acquisition from SSP that cannot offset deferred tax assets. Income tax expense for the six months ended June 30, 2017 and 2016 were $0.1 and $0.0, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings. As of June 30, 2017, the Company borrowed $5.0 million under the Revolving Line.

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

On March 13, 2017, we entered into a Loan Agreement with SVB. Under the terms of the Loan Agreement, SVB made available to us a $15.0 million Revolving Line and a $5.0 million Term Loan. The Revolving Line expires in March 2020. The terms and conditions of our Loan Agreement are described in Note 9 of our unaudited condensed financial statements included in this report. As of June 30, 2017, we had $5.0 million outstanding under the Revolving Line.

As of June 30, 2017, we had $55.5 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of BIOCORNEUM® and the tissue expander portfolio from SSP. We believe that our available cash on hand, along with the availability under the Loan Agreement, will be sufficient to satisfy our liquidity requirements for at least the next 12 months from the date our financial statements are issued.

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

On July 25, 2017, we entered the Credit Agreements with Midcap pursuant to which we used proceeds there from to repay our existing indebtedness under its Loan Agreement with SVB (see Item 5 – Credit Agreements with Midcap Financial Trust), and on June 27, 2017, the Company entered into a Settlement Agreement with Silimed (see Item 5 – Settlement Agreement with Silimed)

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(15,784)	$(19,496)
Investing activities	(1,580)	(7,633)
Financing activities	5,647	487
Net change in cash and cash equivalents	$(11,717)	$(26,642)

Cash used in operating activities

Net cash used in operating activities was $15.8 million during the six months ended June 30, 2017 as compared to  $19.5 million during the six months ended June 30,  2016. The decrease in cash used in operating activities between the six months ended June 30, 2017 and 2016 was primarily associated with an increase in net loss offset by a decrease in insurance recovery receivable and accrued liabilities due to the timing of payments as compared to the six months ended June 30, 2016.

Cash used in investing activities

Net cash used in investing activities was $1.6 million during the six months ended June 30, 2017 as compared to $7.6 million during the six months ended June 30,  2016. The decrease in cash used in investing activities between the six months ended June 30, 2017 and 2016 was primarily due to the $6.8 million cash outflow for the acquisition of BIOCORNEUM®.

Cash provided by financing activities

Net cash provided by financing activities was $5.6 million during the six months ended June 30, 2017 as compared to $0.5 million during the six months ended June 30,  2016.  The increase in cash provided by financing activities was primarily the result of $5M proceeds from borrowings under the Revolving Line and an increase in proceeds from exercise of employee stock options, offset by tax payments related to shares withheld for vested RSUs for the six months ended June 30, 2017.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the timing to qualify Vesta with the FDA and the timing and availability of any alternative manufacturing sources, and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our Breast Products, scar management products, and any other future products that we may develop and commercialize;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;

•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs;
•	investment in inventory required to meet customer demands; and
•	expenses we incur in connection with defending against litigation.

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

Contractual Obligations and Commitments

As of June 30, 2017, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, we had $55.5 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective.  Our management, including our chief executive officer and chief financial officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

On December 20, 2016, the plaintiffs in the federal court action filed a motion for preliminary approval of the class action settlement.  On January 23, 2017, the United States District Court for the Central District of California preliminarily approved the settlement. On January 5, 2017, the plaintiffs in the state court action also filed a motion for preliminary approval of the class action settlement.  On February 7, 2017, the San Mateo Superior Court preliminarily approved the settlement.  On April 24, 2017, the plaintiffs in the federal court action and the state court action each filed their motion for final approval of the class action settlement, approval of the proposed plan of allocation, and an award of attorneys’ fees and expenses. Following a final fairness hearing in the federal court, on May 23, 2017, the federal court extended an order granting final approval of the settlement and dismissing the federal court action with prejudice. Following a final fairness hearing in the state court, on May 31, 2017, the state court entered an order granting final approval of the settlement and dismissing the state court action with prejudice.

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

On January 20, 2017, Sientra filed an arbitration demand in the International Center for Dispute Resolution, or ICDR, in New York, the Silimed Arbitration, naming Silimed as the defendant and alleging material breach of the Silimed Agreement, gross negligence and tortious interference by Silimed, as well as seeking certain declaratory relief.  Among other things, Sientra alleges that Silimed’s supply failure constitutes a material breach of the Silimed Agreement, and that such breach was caused by Silimed’s grossly negligent or other willful conduct related to its regulatory suspensions and the fire at its manufacturing facility.   Silimed filed its answer to Sientra’s arbitration demand and counterclaim on March 8, 2017.  Sientra filed its answer to Silimed’s counterclaims on April 10, 2017.  The parties nominated their party arbitrators on March 13, 2017 and their appointment was confirmed by the ICDR by April 5. 2017. The party appointed arbitrators nominated a president of the tribunal on May 8, 2017 whose appointment was confirmed by the ICDR on May 30, 2017. A preparatory Conference was held with the arbitration tribunal on June 26, 2017. A court-ordered settlement conference was held between the parties on June 27, 2017.

On June 27, 2017, the Company entered into a Settlement Agreement with Silimed (see Item 5 -- Settlement Agreement with Silimed).

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

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control that may adversely affect the manufacturing and supply of our products.*

Our reliance on any third-party manufacturer, including Vesta, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM® scar management products, SiMatrix, a Vesta subsidiary that supplies the tissue expanders we recently acquired from SSP, Healthcare Technology International which supplies bioTips for our miraDry system or any other third-party manufacturer we procure and qualify for the manufacture of our breast implants involves a number of risks. Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging. Changes that our manufacturers may make outside the purview of our direct control, or other mistakes and mishandling of our products, can have an impact on our processes and quality, as well as the successful delivery of products to Plastic Surgeons.  Additionally, if any third-party manufacturer becomes unable or unwilling to supply our products, we may not be able to find an alternate supplier in a timely manner. For example, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Vesta, Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Our existing manufacturing contracts will also expire, for example, our existing manufacturing contract with SiMatrix expires on its terms on November 1, 2017, and there can be no assurance that our contracting counterparties will agree to continue to manufacture and supply our products or they may impose increased pricing terms if the contract is renegotiated or renewed.

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

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses.  As of June 30, 2017, we had an accumulated deficit of $247.3 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and our follow-on public offering of our common stock.  We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the six months ended June 30, 2017, our net loss was $31.8 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so.  Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future.  If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

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

We may not successfully integrate newly acquired businesses into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.*

As a result of our acquisition of Miramar, and our prior acquisitions of new products including BIOCORNEUM® and tissue expanders from SSP, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we offer. In addition, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

Integrating the operations of a new business with that of our own is a complex, costly and time‑consuming process, which requires significant management attention and resources to integrate the business practice and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating new businesses in order to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.  Prior to any acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems.  There may be substantial difficulties, costs and delays involved in any integration of other business with that of our own.  These may include:

•	distracting management from day‑to‑day operations;
•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;
•	risks associated with the assumption of contingent or other liabilities of acquisition targets;
•	adverse effects on existing business relationships with suppliers or customers;
•	inheriting and uncovering previously unknown issues, problems and costs from the acquired company;
•	uncertainties associated with entering new markets in which we have limited or no experience;
•	increased legal and accounting costs relating to the partnership or acquisition or compliance with regulatory matters;
•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;
•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;
•	costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others); and
•	increased difficulties in managing our business due to the addition of international locations.

Any one or all of these factors may increase operating costs or lower anticipated financial performance.  Many of these factors are also outside of our control. In addition, even if the operations of a new business is integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock. The failure to integrate the business operations of Miramar or any acquired business successfully would have a material adverse effect on our business, financial condition and results of operations.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2017, we had approximately 95 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

Our acquisition of Miramar has exposed us to risks and challenges associated with conducting business internationally.*

As a result of our acquisition of Miramar, we now face new risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to international operations. These laws and regulations are complex, and there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability or sanctions in areas in which we operate;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•	regulations related to customs and import/export matters;
•	tax issues, such as tax law changes and variations in tax laws;
•	challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;
•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of products in the jurisdictions in which we do or will operate;
•	operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;
•

difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act;
•	difficulties protecting or procuring intellectual property rights; and
•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Financial Results

Our debt obligations could impair our financial condition and limit our operating flexibility.*

We recently entered into the Credit Agreements with MidCap Financial Trust and the other lenders party thereto and borrowed $25 million thereunder. Our indebtedness and other financial obligations could:

•	impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;
•	impair our ability to access capital and credit markets on terms that are favorable to us;
•

have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our Credit Agreements and an event of default occurs as a result of a failure that is not cured or waived;

•

require us to dedicate a portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

There is no guarantee that we will be able to pay the principal and interest under the Credit Agreements or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Credit Agreements. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants. See Liquidity and Capital Resources and Item 5 for a detailed discussion of our outstanding indebtedness.

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

•	the timing to qualify Vesta with the FDA and the availability of any alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of the Miramar, BIOCORNEUM® and the tissue expanders from SSP;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;

•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products;
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of June 30, 2017, we had $55.5 million in cash and cash equivalents. We believe that our available cash on hand will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the planned growth of our business, including our manufacturing agreement with Vesta, our acquisition of Miramar, the expansion of our sales force and marketing programs, and research and development activities, and potential partnerships or strategic acquisitions could significantly increase our expenses.  In addition, we expect expenses we may incur in connection with reestablishing our inventory supply, and expenses we may incur defending against litigation claims, may have a material effect on our future cash outflows and our financial condition.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of approximately $171.0 million, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet and for this reason, we have fully reserved against the value of our NOLs on our balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.*

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.  In addition, our ability to pay cash dividends is currently prohibited by our Credit Agreements. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.  Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of August 4, 2017, our executive officers, directors and principal stockholders beneficially owned approximately 40.98% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are in the process of improving policies and procedures and designing more effective controls to remediate this material weakness, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and impact investor confidence in our Company.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of August 4, 2017, we had approximately 19,306,854 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Based on shares outstanding as of August 4, 2017, and information contained in Form 4s and Schedule 13Gs filed with the SEC, up to an additional 5,017,037 shares of common stock became eligible for sale in the public market, approximately 87,260 of which are held by our executive officers and directors and approximately 4,929,777 of which are held by our affiliates (including stockholders affiliated with our directors) and subject to volume limitations under Rule 144 under the Securities Act.

Holders of an aggregate of approximately 5,672,351 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of August 4, 2017, options to purchase an aggregate of 3,224,976 shares of our common stock were outstanding under our 2007 Plan, our 2014 Plan and our Inducement Plan and an additional 496,417 shares of common stock are reserved for issuance under our 2014 Plan and our Inducement Plan. These shares can be freely sold in the public market upon issuance and once vested in accordance with Rule 144, including volume restrictions applicable to “control securities” held by our officers and directors.

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

As of June 30, 2017, the number of shares of common stock reserved for issuance under our 2014 plan was 2,789,442. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2016, or 743,947 shares.

As of June 30, 2017, the number of shares of common stock reserved for issuance under our ESPP was 770,549. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2016, or 185,986 shares.

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

Upon receipt, the net proceeds from our IPO and our follow-on public offering were held in cash and cash equivalents, primarily bank money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 29, 2014, or from our follow-on public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 23, 2015. The amount and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials, as well as any unforeseen cash needs. Accordingly, our management has broad discretion in the application of the net proceeds. As of June 30, 2017, we have used approximately $24.5 million of the proceeds to repay outstanding debt, $6.9 million for the acquisition of BIOCORNEUM® and related transaction costs, $5.0 million for the acquisition of Dermaspan™, Softspan™, and AlloX2® tissue expanders from SSP, and $50.4 million in working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a.	Acquisition of Miramar Labs

On June 11, 2017, Sientra entered into an Agreement and Plan of Merger, or the Merger Agreement, with Miramar Labs, Inc., or Miramar, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of Miramar’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $20 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, added the miraDry system to Sientra’s aesthetics portfolio.

b.	Credit Agreements with MidCap Financial Trust

On July 25, 2017, Sientra borrowed $25.0 million aggregate principal amount of term loans, or the Closing Term Loans, pursuant to a Credit and Security Agreement (Term Loan), or the Term Loan Credit Agreement, with MidCap Financial Trust, or Midcap, and the other lenders party thereto. Sientra used the proceeds of the Closing Term Loans (i) to repay in full Sientra’s existing indebtedness under its Loan Agreement with SVB, which totaled approximately $5.0 million, (ii) to pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The Credit Agreement provides for (i) the Closing Date Term Loans, (ii) until March 31, 2018, an additional $10.0 million term loan facility subject to the satisfaction of certain conditions, including FDA certification of the manufacturing facility operated by Vesta and (iii) an additional $5.0 million term loan facility subject to the satisfaction of certain conditions, including evidence that Sientra’s Net Revenue (as defined in the Term Loan Credit Agreement) for the past 12 months was greater than or equal to $75.0 million, or collectively, the Term Loans.

On July 25, 2017, Sientra also entered in to a Credit and Security Agreement (Revolving Loan), or the Revolving Credit Agreement and, together with the Term Loan Credit Agreement, the Credit Agreements, with MidCap and the other lenders party thereto. The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of eligible accounts, subject to certain adjustments.  Sientra may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021.

The obligations under each Credit Agreement are guaranteed by Sientra and each of Sientra’s existing and subsequently acquired or formed direct and indirect subsidiaries. The obligations under the Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of Sientra and the guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by Sientra and guarantors thereunder.

The interest rate applicable to the Term Loans is LIBOR plus 7.50%, and the interest rate applicable to loans incurred under the Revolving Credit Agreement is LIBOR plus 4.50%, in both cases subject to a LIBOR floor of 1.0%.

The foregoing description of the Term Loan Credit Agreement and the Revolving Credit Agreement is not intended to be complete and is qualified in its entirety by reference to each Credit Agreement, copies of which are filed herewith as Exhibit 10.1 and Exhibit 10.2 and incorporated herein by reference.

c.	Settlement Agreement with Silimed

On June 27, 2017, the Company and Silimed participated in a court-ordered settlement conference pursuant to which they reached a definitive settlement of the Silimed Litigation and Silimed Arbitration subject to execution of a formal settlement agreement, or the Settlement Agreement. The parties executed the Settlement Agreement on July 27, 2017. Pursuant to the Settlement Agreement, the Company and Silimed have granted mutual releases to each other with respect to certain specified conduct, and have granted each other covenants not to sue with respect to certain specified conduct. The Company has also agreed to pay Silimed a lump sum of $9.0 million within 30-days of execution of the Settlement Agreement, and $1.0 million on or by July 1, 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. The Settlement Agreement was a compromise and settlement of disputed claims between the parties and not an admission of liability which was expressly denied.

d.	Sientra Appoints New Director

Effective August 4, 2017, the Company’s board of directors appointed Keith J. Sullivan to serve as a Class I director of the Company until the Company’s 2018 annual meeting of stockholders and until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.

Pursuant to the Company’s Non-Employee Director Compensation Policy, or the Policy, Mr. Sullivan will receive annual cash compensation in the amount of $35,000 for his service on the board to be paid in quarterly installments. The Company will also reimburse Mr. Sullivan for his travel expenses incurred in connection with his attendance at board meetings. In connection with his election to the board and pursuant to the Policy, on August 4, 2017, Mr. Sullivan was granted an award under the 2014 Plan of restricted stock units based on a value of $150,000 divided by the closing price per share of the Company’s common stock on August 4, 2017 which will vest in three equal annual installments subject to Mr. Sullivan’s continuous service. Pursuant to the Policy, Mr. Sullivan will also be eligible to receive annual equity awards with a $125,000 value subject to Mr. Sullivan’s continuous service.

The Company will enter into an indemnification agreement with Mr. Sullivan for his service as a director of the Company, consistent with the form of the Company’s indemnity agreement entered into with its other directors and filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Mr. Sullivan and the Company are party to a consulting agreement pursuant to which Mr. Sullivan consults with the Company on strategic planning and other initiatives related to the acquisition of Miramar.

The foregoing description of the consulting agreement is not intended to be complete and is qualified in its entirety by reference to the consulting agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report and incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Common Stock Certificate of the Registrant.

4.2(1)	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.

4.3(1)	Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.

4.4(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.

4.5(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013

4.6(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.

4.7(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.

4.8(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.

4.9(1)	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.

10.1	Credit and Security Agreement (Revolving Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.

10.2	Credit and Security Agreement (Term Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.

10.3#	Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated August 4, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

SIENTRA, INC.

August 9, 2017	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

August 9, 2017	By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer and Treasurer