Form 10-Q
period 2017-09-30
Sientra, Inc.
filed 2017-11-07
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 19,395,285.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$37,641	$67,212
Accounts receivable, net of allowances of $4,657 and $4,329 at September 30, 2017 and December 31, 2016, respectively	4,678	3,082
Inventories, net	23,069	18,484
Insurance recovery receivable	75	9,375
Prepaid expenses and other current assets	4,074	1,852
Total current assets	69,537	100,005
Property and equipment, net	4,360	2,986
Goodwill	12,507	4,878
Other intangible assets, net	19,504	6,186
Other assets	736	228
Total assets	$106,644	$114,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,990	$3,555
Accrued and other current liabilities	13,669	6,507
Legal settlement payable	1,000	10,900
Customer deposits	5,572	6,559
Total current liabilities	24,231	27,521
Long-term debt	24,747	—
Deferred and contingent consideration	12,341	1,637
Warranty reserve and other long-term liabilities	1,718	1,508
Total liabilities	63,037	30,666
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 19,437,978 and 18,671,409 and outstanding 19,365,251 and 18,598,682 shares at September 30, 2017 and December 31, 2016 respectively	193	186
Additional paid-in capital	305,308	299,133
Treasury stock, at cost (72,727 shares at September 30, 2017 and December 31, 2016)	(260)	(260)
Accumulated deficit	(261,634)	(215,442)
Total stockholders’ equity	43,607	83,617
Total liabilities and stockholders’ equity	$106,644	$114,283

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$9,819	$6,531	$25,477	$14,246
Cost of goods sold	3,484	1,814	8,427	4,319
Gross profit	6,335	4,717	17,050	9,927
Operating expenses:
Sales and marketing	7,981	5,137	21,100	16,533
Research and development	2,911	2,052	7,677	7,370
General and administrative	9,298	5,684	23,753	16,327
Legal settlement	—	1,618	10,000	1,618
Total operating expenses	20,190	14,491	62,530	41,848
Loss from operations	(13,855)	(9,774)	(45,480)	(31,921)
Other income (expense), net:
Interest income	54	16	112	47
Interest expense	(409)	(105)	(603)	(118)
Other income (expense), net	(155)	(52)	(151)	(54)
Total other income (expense), net	(510)	(141)	(642)	(125)
Loss before income taxes	(14,365)	(9,915)	(46,122)	(32,046)
Income taxes	16	48	70	48
Net loss	$(14,381)	$(9,963)	$(46,192)	$(32,094)

Basic and diluted net loss per share attributable to common stockholders	$(0.74)	$(0.55)	$(2.42)	$(1.77)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	19,328,244	18,208,112	19,079,788	18,111,593

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(46,192)	$(32,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,037	734
Provision for doubtful accounts	84	384
Provision for warranties	133	133
Provision for inventory	468	519
Amortization of acquired inventory step-up	802	—
Change in fair value of warrants	151	57
Change in fair value of deferred and contingent consideration	758	—
Non-cash portion of debt extinguishment loss	16	—
Amortization of debt discount and issuance costs	97	—
Non-cash interest expense	1	23
Stock-based compensation expense	4,777	2,630
Loss on disposal of property and equipment	12	124
Deferred income taxes	70	48
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	411	1,053
Inventories	1,208	1,136
Insurance recovery receivable	9,300	(9,282)
Prepaid expenses, other current assets and other assets	(2,083)	(58)
Accounts payable	(478)	(986)
Accrued and other liabilities	3,613	460
Legal settlement payable	(9,900)	10,900
Customer deposits	(987)	(3,288)
Net cash used in operating activities	(35,702)	(27,507)
Cash flows from investing activities:
Purchase of property and equipment	(1,173)	(916)
Business acquisitions, net of cash acquired	(18,455)	(6,759)
Net cash used in investing activities	(19,628)	(7,675)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,327	910
Proceeds from issuance of common stock under ESPP	647	753
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(569)	—
Gross borrowings under the Term Loan	25,000	—
Gross borrowings under the Revolving Line of Credit	5,000	—
Payment on the Revolving Line of Credit	(5,000)	—
Deferred financing costs	(646)	—
Net cash provided by financing activities	25,759	1,663
Net decrease in cash and cash equivalents	(29,571)	(33,519)
Cash and cash equivalents at:
Beginning of period	67,212	112,801
End of period	$37,641	$79,282

Supplemental disclosure of cash flow information:
Interest paid	$305	$96
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	700	140
Acquisition of business, deferred and contingent consideration obligations at fair value	10,912	550
Forgiveness of SVB Loan commitment fee	750	—

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

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

b.	Acquisition of Miramar Labs, Inc.

On June 11, 2017, Sientra entered into an Agreement and Plan of Merger, or the Merger Agreement, with Miramar Labs, Inc., or Miramar, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of Miramar’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, added the miraDry® System to Sientra’s aesthetics portfolio.

c.	Regulatory Inquiries Regarding Products Manufactured by Silimed

There have been regulatory inquiries related to medical devices manufactured by Silimed Indústria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s former sole source contract manufacturer for its silicone gel breast implants.

On October 9, 2015, following the suspension of sales in the United Kingdom and the suspension of the manufacturing and shipment of all medical devices made by Silimed in Brazil, the Company voluntarily placed a hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice.

On March 1, 2016, after the completion of extensive independent, third-party testing and analyses of its devices manufactured by Silimed, the Company lifted the temporary hold on the sale of such devices and informed plastic surgeons of the Company’s controlled market re-entry plan designed to optimize the Company’s inventory supply. The results of the Company’s testing indicated no significant safety concerns with the use of its products, including its breast implants, consistent with their approval status since 2012. Additionally, the FDA reiterated prior statements of Medicines and Healthcare Products Regulatory Agency, or MHRA, an executive agency of the United Kingdom, and by the Brazilian regulatory agency ANVISA that no reports of adverse events and no risks to patient health had been identified in connection with implanting Silimed-manufactured products. The Company’s existing manufacturing contract with Silimed expired on its terms in April 2017 and the Company did not renew the contract.  The Company has engaged Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, for the manufacture and supply of the Company’s breast implants. On March 14, 2017, the Company announced it had submitted a PMA supplement to the FDA for the manufacturing of the Company’s PMA-approved breast implants by Vesta.

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 14, 2017, or the Annual Report. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

b.	Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s manufacturing contract with Silimed expired on its terms on April 1, 2017, and the Company did not renew that contract.  Accordingly, the Company continues to evaluate the availability of alternative manufacturing sources, including with Vesta, which is establishing manufacturing capacity for the Company and with which the Company executed a definitive manufacturing agreement for the long-term supply of the Company’s PMA-approved silicone gel breast implants. The continuation of the Company as a going concern is dependent upon many factors including the availability of alternative manufacturing sources and continued sale of the Company’s products. Since inception, the Company has incurred net losses. As of September 30, 2017, the Company had cash and cash equivalents of $37.6 million. On July 25, 2017, the Company acquired Miramar and also entered into certain credit agreements with MidCap Financial Trust, or MidCap, which are further discussed in Note 9.

The Company believes that it has the ability to continue as a going concern for at least 12 months from the date the Company’s condensed consolidated financial statements are issued. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c.	Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

d.	Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2017, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2015, the FASB issued accounting standard update 2015-03, Interest — Imputation of Interest.  The standard was issued to simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The Company adopted ASU 2015-03 in fiscal year 2016. The adoption resulted in $0 and $0.4 million being classified as a direct deduction to debt on the Company’s condensed consolidated balance sheet as of December 31, 2016 and September 30, 2017, respectively.

In July 2015, the FASB issued accounting standard update, or ASU, 2015-11, Inventory - Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. The accounting standards update will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The Company adopted ASU 2015-11 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the consolidated statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 on a prospective basis. The Company has made an accounting policy election to account for forfeitures when they occur. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The standard update eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The Company adopted ASU 2017-04 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method.  In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date of ASU 2016-20 is the same as the effective date for ASU 2014-09. In preparation for the adoption of the new standard for fiscal year ending December 31, 2018, the Company is reviewing contracts and other forms of agreements with customers and evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations—exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company is also evaluating the impact of the new standard on certain common practices currently employed by the Company and by other medical device companies, such as allowance for sales returns, rebates, warranty and other pricing programs. The Company has not yet determined the impact of the new standard on the Company’s consolidated financial statements or whether the Company will adopt on a full retrospective or modified retrospective basis in the first quarter of the Company’s fiscal year ending December 31, 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The standard is broken in to two parts. Part I addresses the complexity of accounting for certain financial instruments with down round features. Part II addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the FASB Accounting Standards Codification. The ASU is effective for the Company beginning in fiscal year 2019. The Company has not yet determined the impact of the new standard on the Company’s consolidated financial statements.

f.Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.	Acquisitions
a.	Acquisition of Miramar Labs, Inc.

On June 11, 2017, Sientra entered into the Merger Agreement with Miramar, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of Miramar’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, or the Acquisition Date, added the miraDry® System, the only FDA cleared device to reduce underarm sweat, odor and permanently reduce hair of all colors, to Sientra’s aesthetics portfolio.  In connection with the acquisition, the Company recorded $2.6 million and $3.0 million of professional fees for the three and nine months ended September 30, 2017, respectively, which are included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was approximately $29.6 million, consisting of the following (in thousands):

Fair Value
Cash consideration at Acquisition Date (other than debt payoff)	$6,193
Cash consideration at Acquisition Date (debt payoff)	12,467
Deferred consideration	966
Contingent consideration	9,946
Total purchase consideration	$29,572

The Company funded the cash consideration, including the debt payoff amount with cash on hand. The cash consideration included the payoff of Miramar’s existing term loan, or the Note Purchase Agreement dated January 27, 2017 and bridge loan, or the January 2017 Bridge Loan, including interest. The deferred consideration relates to cash held back to be used for either potential litigation-related expenses or for payments to certain former investors of Miramar, as defined in the Note Purchase Agreement dated January 27, 2017, one year following the Acquisition Date. Contingent consideration of future cash payments of a maximum of $14.0 million represents the contractual right of certain former Miramar shareholders to receive one or more contingent payments upon achievement of certain future sales milestones and includes certain amounts due to investors related to the remaining balances on the January 2017 Bridge Note and accrued royalty obligations, with certain amounts held back for potential litigation-related expenses. The fair value of the contingent consideration at the acquisition date was determined using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The contingent consideration component is subject to the recognition of subsequent changes in fair value through general and administrative expense in the condensed consolidated statement of operations.

In accordance with ASC 805, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities assumed at their respective fair value. The preliminary allocation of the total purchase price is as follows (in thousands):

July 25,
2017
Cash	$205
Accounts receivable, net	2,091
Inventories, net	7,064
Other current assets	170
Property and equipment, net	528
Goodwill	7,629
Intangible assets	14,800
Restricted cash	305
Other assets	12
Liabilities assumed:
Accounts payable	(908)
Accrued and other current liabilities	(2,294)
Other current liabilities	(30)
Net assets acquired	$29,572

Goodwill has been allocated to the miraDry® reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and additional market opportunities. Goodwill is not expected to be deductible for tax purposes.

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life	method
Developed technology	$3,000	15 years	Accelerated
Customer relationships	6,300	14 years	Accelerated
Distributor relationships	500	9 years	Accelerated
Trade name	5,000	15 years	Accelerated
	$14,800

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Miramar had been acquired as of the beginning of fiscal year 2016. The pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2016 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	Pro Forma		Pro Forma
Net sales	$10,668	$10,834	$35,681	$30,280
Net loss	(12,131)	(14,975)	(51,844)	(56,732)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(0.63)	$(0.82)	$(2.72)	$(3.13)

b.	Acquisition of BIOCORNEUM®

On March 9, 2016, the Company entered into an assets purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to BIOCORNEUM®, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of BIOCORNEUM® aligns with the Company’s business development objectives and adds a complementary product that serves the needs of its customers. In connection with the acquisition, the Company recorded $2,000 and $0.2 million of professional fees for the three and nine months ended September 30, 2016, respectively, which are included in general and administrative expense. The company did not record any professional fees related to the acquisition for the three and nine months ended September 30, 2017. The aggregate acquisition date fair value of the consideration transferred was estimated at $7.4 million, which consisted of the following (in thousands):

Fair Value
Cash	$6,859
Deferred consideration	434
Contingent consideration	116
$7,409

The deferred consideration and contingent consideration consist of future royalty payments to be paid on a quarterly basis to Enaltus on future BIOCORNEUM® sales for the 4.5 years beginning January 1, 2024. The Company has determined the fair value of the deferred consideration and contingent consideration at the acquisition date using a Monte Carlo simulation model. The fair value of the deferred consideration is based on the future minimum royalty payments using the risk-free U.S. Treasury yield curve discount rate. The minimum estimated future payments due under the deferred consideration are $0.5 million. The fair value of the contingent consideration is based on projected future BIOCORNEUM® sales and a risk adjusted discount rate. The terms of the agreement do not provide for a limitation on the maximum potential future payments. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The deferred consideration and contingent consideration components are subject to the recognition of subsequent changes in fair value through general and administrative expense in the condensed consolidated statement of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 include the results of operations of BIOCORNEUM® from the date of acquisition.

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on March 9, 2016 (in thousands):

March 9,
2016
Inventory	$100
Prepaid expenses	36
Goodwill	3,273
Intangible assets	4,000
$7,409

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life	method
Customer relationships	$3,200	10 years	Accelerated
Trade name	800	12 years	Straight-line
	$4,000

The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price has been finalized. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

c.	Acquisition of Tissue Expander Portfolio from Specialty Surgical Products, Inc.

On November 2, 2016, the Company entered into an asset purchase agreement with Specialty Surgical Products, Inc., or SSP, to acquire certain assets, consisting of the Dermaspan™, Softspan™, and AlloX2® tissue expanders, from SSP. The acquisition adds a complete portfolio of premium, differentiated tissue expanders and aligns with the Company’s business development plans for growth in the breast reconstruction market. The Company did not record any professional fees for the three and nine months ended September 30, 2017 and 2016 in connection with the acquisition. The aggregate preliminary acquisition date fair value of the consideration transferred was estimated at $6.0 million, which consisted of the following (in thousands):

Fair Value
Cash	$4,950
Contingent consideration	1,050
$6,000

The contingent consideration consists of future cash payments of a maximum of $2.0 million to be paid to SSP based upon the achievement of certain milestones of future net sales. The Company has determined the fair value of the contingent consideration at the acquisition date using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 5. The contingent consideration components are subject to the recognition of subsequent changes in fair value through general and administrative expense in the condensed consolidated statement of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The condensed consolidated financial statements for the three and nine months ended September 30, 2017 include the results of operations of the Dermaspan™, Softspan™, and AlloX2® tissue expanders.

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
	$2,860

The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price allocation has been finalized. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. See Note 5 for discussion of the fair value of the common stock warrant liability, deferred consideration and contingent consideration.  The fair value of the long-term debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of September 30, 2017, the carrying value of the long-term debt was not materially different from the fair value.

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

The Company assessed the fair value of the deferred consideration and contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM® and the contingent consideration for future milestone payments for both the acquisition of the tissue expander portfolio from SSP and the acquisition of Miramar using the Monte-Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the deferred consideration and contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	250	250
Liability for deferred consideration	—	—	1,351	1,351
Liability for contingent consideration	—	—	11,956	11,956
	$—	—	13,557	13,557

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	99	99
Liability for deferred consideration	—	—	395	395
Liability for contingent consideration	—	—	1,242	1,242
	$—	—	1,736	1,736

The liability for common stock warrants and the current portion of deferred consideration is included in “accrued and other current liabilities” and the long-term liabilities for the deferred consideration and contingent consideration are included in “deferred consideration and contingent consideration” in the balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants, deferred and contingent consideration for which fair value is determined by Level 3 inputs (in thousands):

Warrant Liability
Balance, December 31, 2016	$99
Fair value of warrants to be issued upon borrowing under the SVB Loan Agreement (Note 9)	88
Warrants extinguished upon termination of SVB Loan Agreement	(88)
Change in fair value through September 30, 2017	151
Balance, September 30, 2017	$250
Deferred Consideration Liability
Balance, December 31, 2016	$395
Initial fair value of acquisition-related deferred consideration	966
Change in fair value of deferred consideration	(10)
Balance, September 30, 2017	$1,351
Contingent Consideration Liability
Balance, December 31, 2016	$1,242
Initial fair value of acquisition-related contingent consideration	9,946
Change in fair value of contingent consideration	768
Balance, September 30, 2017	$11,956

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the condensed consolidated statement of operations and changes in deferred consideration and contingent consideration are recognized in “general and administrative” expense in the condensed consolidated statement of operations.

6.	Product Warranties

The Company offers a limited warranty and a lifetime product replacement program for the Company’s silicone gel breast implants and a product warranty for the Company’s miraDry® Systems. Under the breast implant limited warranty, the Company will reimburse patients for certain out-of-pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the breast implant lifetime product replacement program, the Company provides no-charge replacement breast implants if a patient experiences a covered event. Under the miraDry® warranty, the Company currently provides a standard product warranty for two years to cover the consoles, hand pieces and accessories. Additionally, the warranty covers the shelf-life of the miraDry® consumables, or bioTips™. Additionally, an extended warranty may be purchased to provide additional protection of the miraDry® System.

The following table provides a rollforward of the accrued warranties (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning balance as of January 1	$1,378	$1,332
Acquired warranty liability	137	—
Payments made during the period	(11)	(19)
Changes in accrual related to warranties issued during the period	125	134
Changes in accrual related to pre-existing warranties	8	(1)
Balance as of September 30	$1,637	$1,446

7.	Net Loss Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss (in thousands)	$(14,381)	$(9,963)	$(46,192)	$(32,094)
Weighted average common shares outstanding, basic and diluted	19,328,244	18,208,112	19,079,788	18,111,593
Net loss per share attributable to common stockholders	$(0.74)	$(0.55)	$(2.42)	$(1.77)

The Company excluded the following potentially dilutive securities, outstanding as of September 30, 2017 and 2016, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	September 30,
	2017	2016
Stock options to purchase common stock	1,872,999	1,760,596
Warrants for the purchase of common stock	47,710	47,710
	1,920,709	1,808,306

8.	Balance Sheet Components
a.	Allowance for Sales Returns and Doubtful Accounts

The Company has established an allowance for sales returns of $4.2 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively, recorded net against accounts receivable in the balance sheet.

The Company has established an allowance for doubtful accounts of $0.5 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively, recorded net against accounts receivable in the balance sheet.

b.	Inventories

Upon the acquisition of Miramar, the Company now has raw materials and work in progress, in addition to finished goods.

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,784	$—
Work in progress	2,865	—
Finished goods	18,420	18,484
	$23,069	$18,484

c.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid expenses	$2,046	$1,145
Other current assets	2,028	707
Total	$4,074	$1,852

d.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Leasehold improvements	$940	$86
Laboratory equipment and toolings	5,049	2,264
Computer equipment	594	287
Software	1,077	669
Office equipment	134	129
Furniture and fixtures	885	743
	8,679	4,178
Less accumulated depreciation	(4,319)	(1,192)
	$4,360	$2,986

Depreciation expense for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $0.6 million and $0.2 million, respectively.

e.	Goodwill and Other Intangible Assets, net

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

The applicable accounting guidance requires the Company to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the fair value of that goodwill.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2017 were as follows (in thousands):

Balances as of December 31, 2016
Goodwill	$19,156
Accumulated impairment losses	(14,278)
Goodwill, net	$4,878

Goodwill acquired (Note 3)	7,629

Balances as of September 30, 2017
Goodwill	$26,785
Accumulated impairment losses	(14,278)
Goodwill, net	$12,507

The components of the Company’s other intangible assets consist of the following (in thousands):

		September 30, 2017
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(1,464)	$9,776
Trade names - finite life	14	5,800	(146)	5,654
Developed technology	15	3,000	(40)	2,960
Distributor relationships	9	500	(17)	483
Regulatory approvals	1	670	(526)	144
Non-compete agreement	2	80	(47)	33
Acquired FDA non-gel product approval	11	1,713	(1,709)	4
Total definite-lived intangible assets		$23,003	$(3,949)	$19,054

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

		December 31, 2016
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(602)	$4,338
Trade names - finite life	12	800	(56)	744
Regulatory approvals	1	670	(96)	574
Non-compete agreement	2	80	(17)	63
Acquired FDA non-gel product approval	11	1,713	(1,696)	17
Total definite-lived intangible assets		$8,203	$(2,467)	$5,736

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended September 30, 2017 and 2016 was $1.0 million and $0.2 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1.8 million and $0.5 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of September 30, 2017 (in thousands):

Amortization
Period	Expense
Remainder of 2017	$705
2018	2,308
2019	2,321
2020	2,197
2021	1,996
Thereafter	9,527
$19,054

f.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Payroll and related expenses	$4,369	$2,592
Audit, consulting and legal fees	3,060	812
Accrued commissions	2,024	1,222
Deferred consideration, current portion	966	—
Accrued marketing and sales expenses	482	31
Warrant liability	250	99
Accrued clinical trial and research and development expenses	183	119
Other	2,335	1,632
	$13,669	$6,507

9.	Long-Term Debt and Revolving Loan

On July 25, 2017, the Company entered into a Credit and Security Agreement, or the Term Loan Credit Agreement, and a Credit and Security Agreement, or the Revolving Credit Agreement with Midcap, and, together with the Term Loan Credit Agreement, the Credit Agreements, which replaced the Company’s then-existing Silicon Valley Bank

Loan Agreement, or the SVB Loan Agreement. Upon executing the Credit Agreements, the Company repaid in full its indebtedness under the SVB Loan Agreement, which totaled approximately $5.0 million related to a revolving line of credit, or the Revolving Line of Credit. In connection with the refinancing, the Company was forgiven a commitment fee payable of approximately $0.8 million, which was included in long term liabilities, net of the current portion included in accrued and other current liabilities in the condensed consolidated balance sheet, and extinguishment of corresponding warrants of approximately $0.1 million related to the SVB Loan Agreement. The Company also recorded an expense of approximately $16,000 related to the write-off of related issuance costs, which has been included in interest expense in the condensed consolidated statements of operations. Unamortized debt issuance costs from the SVB Loan Agreement related to the modification will be amortized over the term of the new Credit Agreements.

Under the terms of the Term Loan Credit Agreement, as of July 25, 2017, Midcap funded $25.0 million to the Company, the Closing Date Term Loan. Midcap also made available to the Company until March 31, 2018, a $10.0 million term loan, or the March 2018 Term Loan, subject to the satisfaction of certain conditions, including FDA certifications of the manufacturing facility operated by Vesta, and an additional $5.0 million term loan, subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue for the past 12 months was greater than or equal to $75.0 million, as defined in the Term Loan Credit Agreement, collectively the Term Loans.  Under the Revolving Credit Agreement, Midcap made available to the Company a revolving line of credit, or the Revolving Loan.  The amount of loans available to be drawn is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The Company used the proceeds to repay in full the Company’s then-existing indebtedness under its SVB Loan Agreement and to pay fees and expenses in connection with the foregoing and the Company intends to use the proceeds for general corporate purposes.

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by Midcap with a floor of 1.00%, which as of September 30, 2017 was 1.24%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. The Company must make monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, followed by monthly installments of principal and interest through the Maturity Date. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays Midcap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of September 30, 2017, there was $25.0 million outstanding related to the Term Loans. As of September 30, 2017, the unamortized debt issuance costs on the Term Loans was approximately $0.1 million current portion and approximately $0.3 million long-term portion and are included as a reduction to debt on the condensed consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by Midcap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company may prepay all of the outstanding balance prior to the maturity date provided the Company pays Midcap a prepayment fee. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. As of September 30, 2017, there were no borrowings outstanding related to the Revolving Loan or any material outstanding letters of credit. As of September 30, 2017, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.2 million and was included in other long-term assets on the condensed consolidated balance sheet.

The amortization of debt issuance costs for the three months ended September 30, 2017 was $28,500, relating to the Term Loans and Revolving Loan. The amortization of debt issuance costs for the nine months ended September 30, 2017 was $0.1 million, relating to the Revolving Line of Credit, the Term Loans, and the Revolving Loan and were included in interest expense in the condensed consolidated statements of operations.

The Credit Agreements includes customary affirmative and restrictive covenants and representations and warranties, including a financial covenant for minimum revenues, a financial covenant for minimum cash requirements, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions, collateral, mergers or acquisitions, taxes, and deposit accounts. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and Midcap may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements. The Company’s obligations under the Credit Agreements are secured by a security interest in substantially all of The Company’s assets, other than intellectual property.

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loan as of September 30, 2017 was as follows (in thousands):

Fiscal Year
Remainder of 2017	$—
2018	—
2019	8,333
2020	8,333
2021	8,334
Thereafter	—
Total	$25,000

10.Stockholders’ Equity

a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2017 and December 31, 2016, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of September 30, 2017, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

c.	Stock Option Plans

In April 2007, the Company adopted the 2007 Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2007 Plan may either be incentive stock options or nonstatutory stock options. Incentive stock options, or ISOs, may be granted only to Company employees. Nonstatutory stock options, or NSOs, may be granted to all eligible recipients. A total of 1,690,448 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan.

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of September 30, 2017, a total of 361,637 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of September 30, 2017, inducement grants for 330,000 shares of common stock have been awarded, and 34,000 shares of common stock were available for future issuance under the Inducement Plan.

Options under the 2007 Plan and the 2014 Plan may be granted for periods of up to ten years as determined by the Company’s board of directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a more than 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. An NSO has no such exercise price limitations. NSOs under the Inducement Plan may be granted for periods of up to ten years as determined by the board of directors, provided, the exercise price will not be less than 100% of the estimated fair value of the shares on the date of grant.  Options generally vest with 25% of the grant vesting on the first anniversary and the balance vesting monthly on a straight-lined basis over the requisite service period of three additional years for the award. Additionally, options have been granted to certain key executives that vest upon achievement of performance conditions based on performance targets as defined by the board of directors, which have included net sales targets and defined corporate objectives over the performance period with possible payout ranging from 0% to 100% of the target award.  Compensation expense is recognized on a straight-lined basis over the vesting term of one year based upon the probable performance target that will be met. The vesting provisions of individual options may vary but provide for vesting of at least 25% per year.

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

			Weighted average
		Weighted	remaining
		average	contractual
	Option Shares	exercise price	term (year)
Balances at December 31, 2016	2,786,977	$7.27	6.28
Granted	180,000	9.12
Exercised	(475,171)	2.79
Forfeited	(286,880)	12.82
Balances at September 30, 2017	2,204,926	$7.66	7.51

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense was $0.5 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense was $1.6 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $3.2 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the condensed consolidated statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of 2.12 years.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued generally vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
		grant date
	Number of shares	fair value
Balances at December 31, 2016	430,733	$7.99
Granted	761,345	8.61
Vested	(252,285)	7.74
Forfeited	(39,416)	8.46
Balances at September 30, 2017	900,377	$8.57

Stock-based compensation expense for RSUs for the three months ended September 30, 2017 and 2016 was $1.0 million and $0.5 million, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2017 and 2016 was $2.8 million and $1.1 million, respectively. As of September 30, 2017, there was $6.0 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.88 years.

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

As of September 30, 2017, the number of shares of common stock reserved for issuance under the ESPP was 770,549.  During the nine months ended September 30, 2017, employees purchased 108,081 shares of common stock at a weighted average price of $5.98 per share.  As of September 30, 2017, the number of shares of common stock available for future issuance was 495,551.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended September 30, 2017 and 2016. Stock-based compensation expense related to the ESPP was $0.3 million for both the nine months ended September 30, 2017 and 2016.

11.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite-lived intangible assets. Tax expense was $16,000 and $48,000 for the three months ended September 30, 2017 and 2016, respectively. Tax expense was $0.1 million and $48,000 for the nine months ended September 30, 2017 and 2016, respectively.

12.	Segment Information

Reportable Segments

The Company has two reportable segments: Breast Product and miraDry®. The Breast Product segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra®, AlloX2®, Dermaspan™, Softspan™ and BIOCORNEUM®. The miraDry® segment focuses on sales of the miraDry® System, consisting of a console and a handheld device which uses consumable single-use bioTips™. These segments align with the Company’s principal target markets. On July 25, 2017, the Company acquired Miramar. See Note 3a – Acquisitions for additional details. Miramar has been included in the consolidated results of operations as of the Acquisition Date and financial performance of the acquired business is reported in the miraDry® segment.  The segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.

The Company’s CODM assesses the performance of each segment and allocates resources to those segments based on net sales and operating income (loss). Operating income (loss) by segment includes items that are directly attributable to each segment, including sales and marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit-related expenses.  There are no unallocated expenses for the two segments.

The following tables present the net sales and net operating loss by reportable segment for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Breast Product	$7,655	$6,531	$23,313	$14,246
miraDry®	2,164	—	2,164	—
Total net sales	$9,819	$6,531	$25,477	$14,246

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Loss from operations
Breast Product	$(11,253)	$(9,774)	$(42,878)	$(31,921)
miraDry®	(2,602)	—	(2,602)	—
Total loss from operations	$(13,855)	$(9,774)	$(45,480)	$(31,921)

13.	Commitments and Contingencies
a.	Operating Leases

The Company’s leases for its general office facilities are in Santa Barbara, California and Santa Clara, California, with leases expiring February 2020 and May 2019, respectively. The Company also leases additional industrial space for warehouse, research and development and additional general office use. Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Rent expense was $0.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

b.	Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Class Action Shareholder Litigation

On September 25, 2015, a lawsuit styled as a class action of the Company’s stockholders was filed in the United States District Court for the Central District of California naming the Company and certain of its officers as defendants for allegedly false and misleading statements concerning the Company’s business, operations, and prospects. On October 28, November 5, and November 19, 2015, three lawsuits styled as class actions of the Company’s stockholders were filed in the Superior Court of California for the County of San Mateo naming the Company, certain of its officers and directors, and the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015 as defendants for allegedly false and misleading statements in the Company’s offering documents associated with the follow-on offering concerning its business, operations, and prospects. On September 13, 2016, the parties to the actions pending in the San Mateo Superior Court and the United States District Court for the Central District of California signed a memorandum of understanding that sets forth the material deal points of a settlement that covers both actions and includes class-wide relief. Following a final fairness hearing in the federal court, on May 23, 2017, the federal court extended an order granting final approval of the settlement and dismissing the federal court action with prejudice. Following a final fairness hearing in the state court, on May 31, 2017, the state court entered an order granting final approval of the settlement and dismissing the state court action with prejudice.

As a result of these developments, the Company determined a probable loss had been incurred and recognized a net charge to earnings of approximately $1.6 million for the nine months ended September 30, 2016 within general and administrative expense which was comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. In the first quarter of 2017, the Company received $9.3 million in insurance proceeds and paid the $10.9 million loss contingency. The remaining insurance proceeds receivable is classified as “insurance recovery receivable” on the accompanying condensed consolidated balance sheets.

Silimed Litigation

On July 27, 2017, the Company entered into a settlement agreement, or the Settlement Agreement, with Silimed to settle outstanding litigations with Silimed. Pursuant to the Settlement Agreement, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra paid Silimed a lump sum of $9.0 million on September 7, 2017 and agreed to further pay $1.0 million on or by July 1, 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. (See Part II – Item 1. Legal Proceedings – Silimed Litigation.)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 14, 2017, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence.

On June 11, 2017, we entered into a Merger Agreement with Miramar pursuant to which we commenced a tender offer to purchase all of the outstanding shares of Miramar’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry® System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio. Following our acquisition of Miramar in July 2017, we began selling the miraDry® System and bioTips™.  As a result of the Miramar acquisition, we determined that we will conduct our business in two operating segments. The Breast Product segment is comprised of our breast implants, tissue expanders and scar management products. The miraDry® segment is comprised of our newly acquired miraDry® System.

We sell our products in North America through a direct sales organization, which as of September 30, 2017, consisted of 63 employees, including 53 sales representatives and 10 sales managers. We leverage a distributor network for sales outside of North America.

We have two reporting segments: Breast Product and miraDry®. The Breast Product segment focuses on sales of our breast implants, tissue expanders and scar management products under the brands Sientra®, AlloX2®, Dermaspan™, Softspan™ and BIOCORNEUM®. The miraDry® segment focuses on sales of the miraDry® System, consisting of a console and a handheld device which uses consumable single-use bioTips™.

Breast Product Segment

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

In addition, we offer BIOCORNEUM®, an advanced silicone scar treatment, directly to physicians and the AlloX2®, and Dermaspan™ lines of breast tissue expanders, as well as the Softspan™ line of general tissue expanders.

We sell our silicone gel breast implants and tissue expanders exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings, a ten‑year limited warranty that we believe is the best in the industry based on: providing patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first CapCon Care Program, or C3 Program, through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

We continue to focus on our efforts on securing and qualifying an alternate manufacturing supplier. In July 2017, we entered into a Settlement Agreement with Silimed, our previous contract manufacturer.  On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants and that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta.

miraDry® Segment

In July 2017, we completed our acquisition of Miramar, following which we began selling the miraDry® System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors through the precise and non-invasive delivery of microwave energy to the region where sweat glands reside. The energy generates heat at the dermal-fat interface which results in destruction of the sweat glands. At the same time, a continuous hydro-ceramic cooling system protects the superficial dermis and keeps the heat focused at the dermal-fat interface where the sweat glands reside. Because sweat glands do not regenerate after the procedure, we believe the results are lasting. Microwaves are the ideal technology as the energy can be focused directly at the dermal-fat interface where the glands reside.

The miraDry® System MD4000 has been cleared by the FDA as indicated for use in the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature, plus unwanted underarm hair removal, and permanent reduction of underarm hair of all colors for Fitzpatrick skin types I – IV. Permanent hair reduction is defined as long-term, stable reduction in the number of hairs regrowing when measured at 6, 9 and 12 months after the completion of a treatment regime. When used for the treatment of primary axillary hyperhidrosis, the miraDry® System MD4000 may reduce underarm odor. In addition, the miraDry® System received CE mark approval for the treatment of primary axillary hyperhidrosis and approval in several other countries.

The miraDry® System provides patients with a non-invasive and durable procedure to selectively ablate underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat.  The miraDry® System is clinically proven to reduce sweat in one or more procedures of approximately 60-minutes, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical and other minimally-invasive procedures. The sweat glands in the treated area are ablated through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry® procedure to achieve the lasting results.

The miraDry® System consists of a console and a handheld device which uses consumable single-use bioTips™. The miraDry® procedure is not technique-dependent, does not require significant training or skill for the treatment provider, and the user-interface guides the provider through each step of the procedure for each treatment. We sell our miraDry® System and consumable single-use bioTips™ only to physicians, consisting of dermatologists, plastic surgeons, aesthetic specialists and physicians specializing in the treatment of hyperhidrosis. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices but are generally not board-certified dermatologists or plastic surgeons. Physicians can market the miraDry® procedure as a premium, highly-differentiated, non-surgical sweat reduction procedure. Based on our commercial data, we believe physicians can recoup their capital expenditures within 12 months on average, assuming modest use of the miraDry® System, even though the cost of the miraDry® procedure is not reimbursed by any third party payors. We are approved to sell the miraDry® System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America.

We generated net sales of $2.2 million for the three and nine months ended September 30, 2017 from the acquisition date on July 25, 2017. With the acquisition of Miramar, we expect net sales, cost of goods sold, sales and marketing, general and administrative, and research and development expenses to increase in 2018 when compared to 2017 and prior periods.

Components of Operating Results

Net Sales

We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. Our Breast Product segment net sales for the nine months ended September 30, 2017 and 2016 reflects the combined effect of the temporary hold on sales and implanting of breast products manufactured by Silimed until March 1, 2016, our controlled re-entry to market designed to optimize our supply of breast implant inventory, the commercial introductions of our scar management products as of March 2016, our tissue expander portfolio as of November 2016. Net sales for our miraDry® segment include net sales of the miraDry® System and consumable bioTips™ as of the acquisition date of July 25, 2017.

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures and purchase of miraDry® procedures. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product warranties, inventory fair market value adjustment, royalty costs, and warehouse and other related costs. With the acquisition of Miramar, cost of goods sold also consists of raw material, labor, overhead, and variable manufacturing costs associated with the manufacturing of the miraDry® Systems and bioTips™.

With respect to our supplier contracts, all our products and raw materials are manufactured under contracts with fixed unit costs.

We provide a commercial warranty on our silicone gel breast implants and a standard warranty on our miraDry® Systems, hand pieces and bioTips™. The estimated warranty costs are recorded at the time of sale. In addition, the inventory fair market value associated with non-cash purchase accounting adjustments and royalty costs related to both the SSP and Miramar acquisitions are recorded at the time of sale.

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

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of common stock warrants and amortization of issuance costs associated with our Credit Agreements.

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the period ended September 30, 2017. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets. However, as a result of the BIOCORNEUM® and tissue expander portfolio acquisitions, we have deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and have provided for tax expense and a corresponding deferred tax liability associated with these indefinite-lived intangible assets.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Annual Report.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the three months ended September 30,  2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
	(unaudited, in thousands)
Statement of operations data
Net sales	$9,819	$6,531
Cost of goods sold	3,484	1,814
Gross profit	6,335	4,717
Operating expenses
Sales and marketing	7,981	5,137
Research and development	2,911	2,052
General and administrative	9,298	5,684
Legal settlement	—	1,618
Total operating expenses	20,190	14,491
Loss from operations	(13,855)	(9,774)
Other income (expense), net
Interest income	54	16
Interest expense	(409)	(105)
Other income (expense), net	(155)	(52)
Total other income (expense), net	(510)	(141)
Loss before income taxes	(14,365)	(9,915)
Income taxes	16	48
Net loss	$(14,381)	$(9,963)

Net Sales

Net sales increased $3.3 million, or 50.3%, to $9.8 million for the three months ended September 30, 2017 as compared to $6.5 million for the three months ended September 30, 2016.  Net sales of our breast implants and tissue expanders increased $1.3 million to $6.3 million for the three months ended September 30, 2017, as compared to $5.0 million for the three months ended September 30, 2016, primarily due to increased sales of tissue expanders as a result of the acquisition from SSP in November 2016. The acquisition of Miramar contributed $2.2 million of net sales since the acquisition on July 25, 2017.

As of September 30, 2017, our sales organization included 53 sales representatives as compared to 38 sales representatives as of September 30, 2016. The increase is primarily attributed to the acquisition of Miramar.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.7 million, or 92.1%, to $3.5 million for the three months ended September 30, 2017, as compared to $1.8 million for the three months ended September 30, 2016. This increase was primarily due to an increase in sales volume driven by increased sales of breast implants and tissue expanders as a result of the acquisition from SSP in November 2016. The acquisition of Miramar increased cost of goods by $1.4 million since the acquisition on July 25, 2017.

The gross margins for the three months ended September 30, 2017 and 2016 were 64.5% and 72.2%, respectively. The decrease is primarily due to the inclusion of miraDry®, which carries a lower margin than Breast Products.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.9 million, or 55.4%, to $8.0 million for the three months ended September 30, 2017, as compared to $5.1 million for the three months ended September 30, 2016. The increase is primarily due to the higher employee related costs as a result of increased sales and headcount. The acquisition of Miramar increased sales and marketing expenses by $1.9 million since the acquisition on July 25, 2017.

Research and Development Expenses

Research and development expenses increased $0.8 million, or 41.9%, to $2.9  million for the three months ended September 30, 2017, as compared to $2.1 million for the three months ended September 30, 2016. The increase was primarily due to a $0.4 million increase in employee related costs. The acquisition of Miramar increased research and development expenses by $0.5 million since the acquisition on July 25, 2017.

General and Administrative Expenses

G&A expenses increased $3.6 million, or 63.6%, to $9.3 million for the three months ended September 30, 2017, as compared to $5.7 million for the three months ended September 30, 2016. The increase consisted primarily of an increase in acquisition related costs. The acquisition of Miramar increased general and administrative expenses by $1.0 million since the acquisition on July 25, 2017.

Legal Settlement Expenses

The Company did not have any legal settlement expenses for the three months ended September 30, 2017. For the three months ended September 30, 2016, the Company had legal settlement expenses of $1.6 million for the settlement of the Class Action Shareholder Litigation which was comprised of a loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2017 was primarily associated with expenses related to the change in fair value of warrants and amortization of issuance costs associated with our Credit Agreements. Other income (expense), net for the three months ended September 30, 2016 was primarily associated with interest income on cash held in a money market account and expense recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the three months ended September 30, 2017 was associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM® acquisition and the tissue expander portfolio acquisition from SSP that cannot offset deferred tax assets. Income tax expense for the three months ended September 30, 2017 and 2016 was $16,000 and $48,000, respectively.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited, in thousands)
Statement of operations data
Net sales	$25,477	$14,246
Cost of goods sold	8,427	4,319
Gross profit	17,050	9,927
Operating expenses
Sales and marketing	21,100	16,533
Research and development	7,677	7,370
General and administrative	23,753	16,327
Legal settlement	10,000	1,618
Total operating expenses	62,530	41,848
Loss from operations	(45,480)	(31,921)
Other income (expense), net
Interest income	112	47
Interest expense	(603)	(118)
Other income (expense), net	(151)	(54)
Total other income (expense), net	(642)	(125)
Loss before income taxes	(46,122)	(32,046)
Income taxes	70	48
Net loss	$(46,192)	$(32,094)

Net Sales

Net sales increased $11.3 million, or 79%, to $25.5 million for the nine months ended September 30, 2017 as compared to $14.2 million for the nine months ended September 30, 2016.  Net sales of our breast implants and tissue expanders increased $7.8 million to $18.9 million for the nine months ended September 30, 2017, as compared to $11.1 million for the nine months ended September 30,  2016, as a result of our controlled re-entry to market designed to optimize our supply of breast implant inventory after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016. Net sales of breast implants and tissue expanders for the nine months ended September 30, 2017 also included sales of the tissue expander portfolio we acquired from SSP as of November 2016. Net sales of our scar management products increased $1.1 million to $3.8 million for the nine months ended September 30, 2017 as compared to $2.7 million for the nine months ended September 30, 2016 as a result of integrating scar management products into our product mix after our acquisition of BIOCORNEUM® in March 2016. The acquisition of Miramar contributed $2.2 million of net sales since the acquisition on July 25, 2017.

As of September 30, 2017, our total sales organization included 53 sales representatives as compared to 38 sales representatives as of September 30, 2016. The increase is primarily attributed to the acquisition of Miramar.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $4.1 million, or 95%, to $8.4 million for the nine months ended September 30, 2017, as compared to $4.3 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in sales volume driven by our controlled re-entry of breast implants into the marketplace after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016, along with an increase in sales volume of our scar management products after the acquisition of BIOCORNEUM® in March 2016 and sales of our tissue expander portfolio we acquired from SSP in November 2016. The acquisition of Miramar increased cost of goods by $1.4 million since the acquisition on July 25, 2017.

The gross margins for the nine months ended September 30, 2017 and 2016 were 66.9% and 69.7%, respectively. The decrease is primarily due to the inclusion of miraDry®, which carries a lower margin than Breast Products.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.6 million, or 27.6%, to $21.1 million for the nine months ended September 30, 2017, as compared to $16.5 million for the nine months ended September 30, 2016. The increase is primarily due to the increase in employee related costs as a result of increased sales and headcount. The acquisition of Miramar increased sales and marketing expenses by $1.9 million since the acquisition on July 25, 2017.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 4.2%, to $7.7 million for the nine months ended September 30, 2017, as compared to $7.4 million for the nine months ended September 30, 2016. The acquisition of Miramar increased research and development expenses by $0.5 million since the acquisition on July 25, 2017.

General and Administrative Expenses

G&A expenses increased $7.5 million, or 45.5%, to $23.8 million for the nine months ended September 30, 2017, as compared to $16.3 million for the nine months ended September 30, 2016. The increase consisted primarily of an increase in employee related costs, an increase in acquisition related costs, and an increase in amortization and change in fair market value of contingent consideration related to acquisitions. The acquisition of Miramar increased general and administrative expenses by $1.0 million since the acquisition on July 25, 2017.

Legal Settlement Expenses

The Company had legal settlement expenses of $10.0 million for the nine months ended September 30, 2017 for the settlement of the Silimed Litigations. The Company had legal settlement expenses of $1.6 million for the nine months ended September 30, 2016 for the settlement of the Class Action Shareholder Litigation which was comprised of a loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2017 was primarily associated with expenses related to the change in fair value of warrants and amortization of issuance costs associated with our Credit Agreements. Other income (expense), net for the nine months ended September 30, 2016 was primarily associated with interest income on cash held in a money market account and expense recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2017 was associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM® acquisition and the tissue expander portfolio acquisition from SSP that cannot offset deferred tax assets. Income tax expense for the nine months ended September 30, 2017 and 2016 was $0.1 million and $48,000, respectively.

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

On March 13, 2017, we entered into the SVB Loan Agreement. Under the terms of the SVB Loan Agreement, SVB made available to us a $15.0 million Revolving Line of Credit and a $5.0 million term loan. On July 25, 2017, we repaid in full our outstanding indebtedness under the SVB Loan Agreement and the agreement was terminated and replaced with the Credit Agreements with Midcap.

On July 25, 2017, we borrowed $25.0 million pursuant to the Term Loan Credit Agreement with Midcap and the other lenders party thereto. We used the proceeds (i) to repay in full our then-existing indebtedness under the SVB Loan Agreement, which totaled approximately $5.0 million, (ii) to pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The Term Loan Credit Agreement provides for (i) the Closing Date Term Loan, (ii) until March 31, 2018, an additional $10.0 million term loan facility subject to the satisfaction of certain conditions, including FDA certification of the manufacturing facility operated by Vesta and (iii) an additional $5.0 million term loan facility subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue (as defined in the Term Loan Credit Agreement) for the past 12 months was greater than or equal to $75.0 million.  In addition, on July 25, 2017, we also entered into a Revolving Credit Agreement with MidCap and the other lenders party thereto. The amount of loans available to be drawn under the Revolving Credit Agreement is based on a Borrowing Base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. We may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021.

See Note 9 to the unaudited financial statement for a full description of our long-term debt and revolving line of credit.

As of September 30, 2017, we had $37.6 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, especially related to obtaining FDA approval for our breast implant portfolio and complying with the FDA’s post-approval requirements, activities relating to commercialization and increases in working capital, including the purchase of inventory as well as the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of Miramar, BIOCORNEUM® and the tissue expander portfolio from SSP. We believe that our available cash on hand, along with the availability under the Credit Agreements will be sufficient to satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements are issued.

However, we expect that uncertainty regarding expenses we may continue to incur in connection with establishing new manufacturing capacity with Vesta or any other third-party manufacturer for our breast implants, and our uncertainty regarding the amount of additional expenses we may incur in connection with regulatory inquiries, as well as expenses we may incur defending against litigation claims, may have a material effect on our future cash outflows and our liquidity. As a result, we may be required to make or increase our borrowings under the Credit Agreements, as well as seek additional funds in the future from public or private offerings of our capital stock or from other sources.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(35,702)	$(27,507)
Investing activities	(19,628)	(7,675)
Financing activities	25,759	1,663
Net change in cash and cash equivalents	$(29,571)	$(33,519)

Cash used in operating activities

Net cash used in operating activities was $35.7 million during the nine months ended September 30, 2017 as compared to $27.5 million during the nine months ended September 30, 2016. The increase in cash used in operating activities between the nine months ended September 30, 2017 and 2016 was primarily associated with an increase in net loss and the $9.9 million payment to Silimed related to the settlement of the lawsuit, offset by collection of $9.3 million in insurance recovery and a decrease in accrued liabilities due to the timing of payments as compared to the nine months ended September 30, 2016.

Cash used in investing activities

Net cash used in investing activities was $19.6 million during the nine months ended September 30, 2017, primarily due to the $18.5 million net cash outflow for the acquisition of Miramar. Net cash used in investing activities was $7.7 million during the nine months ended September 30, 2016 and was primarily due to the $6.8 million cash outflow for the acquisition of BIOCORNEUM®.

Cash provided by financing activities

Net cash provided by financing activities was $25.8 million during the nine months ended September 30, 2017 as compared to $1.7 million during the nine months ended September 30, 2016.  The increase in cash provided by financing activities was primarily the result of $25.0 million in proceeds from borrowings under the Term Loans and an increase in proceeds from exercise of employee stock options, offset by tax payments related to shares withheld for vested RSUs for the nine months ended September 30, 2017.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the timing to qualify Vesta with the FDA and the timing and availability of any alternative manufacturing sources, and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our Breast Product and miraDry® segments, and any other future products that we may develop and commercialize;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;

•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs;
•	investment in inventory required to meet customer demands; and
•	expenses we incur in connection with defending against litigation.

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

Contractual Obligations and Commitments

As of September 30, 2017, except as discussed below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.

On July 25, 2017, we borrowed $25.0 million pursuant to the Term Loan Credit Agreement with Midcap and the other lenders party thereto. See Note 9 to the unaudited financial statement for timing of debt payment obligations.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, we had $37.6 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective.  Our management, including our chief executive officer and chief financial officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Silimed Litigation

On July 27, 2017, the Company entered into a settlement agreement, or the Settlement Agreement, with Silimed to settle outstanding litigation with Silimed. Pursuant to the Settlement Agreement, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra paid Silimed a lump sum of $9.0 million and agreed to pay $1.0 million on or by July 1, 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million.

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

We are required to devote significant management attention and resources to integrating the business practices and operations of Miramar with ours. Integrating the business practice and operations of a new business with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources. The integration process may disrupt our existing and newly acquired businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the business practice and operations of Miramar, as well as any of our recent or future acquisitions of new products, in order to realize the anticipated benefits of the acquisition may cause an interruption of, or a loss of momentum in, our operating activities and could adversely affect our results of operations. Potential difficulties, costs and delays we may encounter as part of the integration process may include:

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

In addition to integration related issues, the acquisition of Miramar has significantly increased the size of our business, augmenting a number of the risks included in these risk factors. Future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management. There can be no assurance that we will be successful realizing the expected benefits from this acquisition.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception, we have incurred significant net operating losses. As of September 30, 2017, we had an accumulated deficit of $261.6 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and our follow-on public offering of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the nine months ended September 30, 2017, our net loss was $46.2 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our future profitability depends on the success of our Breast Product and miraDry® System and procedures.*

Our Breast Products have historically accounted for substantially all of our net sales and we expect our Breast Products to continue to be a substantial majority of our net sales.  In connection with the Miramar acquisition, we invested a significant amount of assets to acquire the miraDry® System for the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature, and which we refer to as being “sweat-bothered”, plus unwanted underarm hair removal, and permanent reduction of underarm hair of all colors for Fitzpatrick skin types I – IV. When used for the treatment of primary axillary hyperhidrosis, the miraDry® System may also reduce underarm odor.

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

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter Breast Product market.*

We depend on a continued positive reception from our Plastic Surgeon customers and their patients to be able to reestablish the market position we had prior to the voluntary suspension of our breast products manufactured by Silimed. Additionally, our re-entry into the market has required us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our plastic surgery consultants are working diligently to solidify the confidence and support of all our Plastic Surgeons; however, if we are not successful in re-establishing and maintaining these relationships or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control that may adversely affect the manufacturing and supply of our products.*

Our reliance on any third-party manufacturer, including Vesta, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM® scar management products, SiMatrix, a Vesta subsidiary that supplies the tissue expanders we recently acquired from SSP, Healthcare Technology International which supplies bioTips™ for our miraDry® System or any other third-party manufacturer we procure and qualify for the manufacture of our breast implants involves a number of risks. Manufacturing and supply of our breast implants, tissue expanders and other products is technically challenging. Changes that our manufacturers may make outside the purview of our direct control, or other mistakes and mishandling of our products, can have an impact on our processes and quality, as well as the successful delivery of products to Plastic Surgeons.  Additionally, if any third-party manufacturer becomes unable or unwilling to supply our products, we may not be able to find an alternate supplier in a timely manner. For example, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Vesta, Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Our existing manufacturing contracts will also expire, and there can be no assurance that our contracting counterparties will agree to continue to manufacture and supply our products or they may impose increased pricing terms if the contract is renegotiated or renewed.

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

We invested a significant amount of assets in the acquisition of the miraDry® System, which has a limited commercial history. If the market acceptance for the miraDry® System fails to grow significantly, our business and future prospects will be harmed.*

Commercial sales of the miraDry® System commenced in the United States in 2012 and in Japan in 2011 for the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature, and which we refer to as being “sweat-bothered”, plus unwanted underarm hair removal, and permanent reduction of underarm hair of all colors for Fitzpatrick skin types I – IV. When used for the treatment of primary axillary hyperhidrosis, the miraDry® System may also reduce underarm odor. We expect that the revenues we generate from sales of our miraDry® System and bioTips™ will account for a substantial amount of our revenues for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of the miraDry® procedure as a preferred treatment for being sweat-bothered. Although we have received FDA clearance to market the miraDry® procedure for the treatment of primary axillary hyperhidrosis in the United States and are approved or are otherwise free to market the miraDry® procedure in over 40 international markets, the degree of market acceptance of the miraDry® procedure by physicians and patients is unproven. We believe that market acceptance of the miraDry® procedure will depend on many factors, including:

•	the perceived advantages or disadvantages of the miraDry® System compared to other products and procedures;
•	the safety and efficacy of the miraDry® System relative to other products and alternative procedures;
•	the price of the miraDry® System relative to other products and alternative procedures;
•	our success in expanding our sales and marketing organization;
•	the effectiveness of our marketing, advertising, and commercialization initiatives;
•	the development and publication of long-term clinical data in peer-reviewed journals supporting the long term efficacy of the miraDry® procedure;
•	our ability to obtain regulatory clearance to market miraDry® for additional treatment indications in the United States and other international markets;
•

education of physicians, especially general practitioners and dermatologists, regarding alternative procedures for sweat-bothered patients through key opinion leaders and product demonstrations at conferences, physician offices and webinars; and

•	the success of patient education through direct-to-consumer marketing campaigns that utilize social media outlets and testimonials.

We cannot guarantee that the miraDry® System will achieve broad market acceptance among physicians and patients. Because we expect to derive a substantial portion of sales from the miraDry® Systems and the sale of our consumable bioTip™ products, any failure of this product to achieve meaningful market acceptance will harm our business and future prospects.

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

If we fail to compete effectively against our competitors, some of which have significantly greater resources than we have, our net sales and operating results may be negatively affected.

Our industry is intensely competitive and subject to rapid change from the introduction of new products, technologies and other activities of industry participants.  Our Breast Product competitors, Mentor, a wholly owned subsidiary of Johnson & Johnson, and Allergan are well-capitalized global pharmaceutical companies that have been the market leaders for many years and have the majority share of the breast implant market in the United States.  These competitors also enjoy several competitive advantages over us, including:

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

Among the long-term health risks of breast implants which are being studied and followed, health regulators believe there is an association between breast implants and a rare form of lymphoma called anaplastic large-cell lymphoma.*

In January 2011, the FDA issued a Safety Communication indicating that there was a possible association between saline and silicone gel breast implants and anaplastic large-cell lymphoma, or BIA-ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product label, which is approved by the FDA, has been required to contain a description of BIA-ALCL as a possible, though “rare,” outcome. Since its report in January 2011, the FDA has continued to gather information about BIA-ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, ASPS, ASAPS, ISAPS, and other organizations.

As of August 23, 2017, the FDA updated its recommendations on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most up-to-date information.  The FDA still describes BIA-ALCL as “rare”and states: “we have strengthened our understanding of this condition and concur with the World Health Organization designation of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.” The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormality.

Further studies or clinical experience may indicate that breast implants, including our products, expose individuals to a more substantial risk of developing BIA-ALCL or other unexpected complications than currently anticipated. As a result, we may be exposed to increased regulatory scrutiny, negative publicity and lawsuits from any individual who may develop BIA-ALCL after using our products, any of which could have a significant negative impact on our results of operations or financial condition. Moreover, if long-term results and clinical experience indicate that our products cause unexpected or serious complications, we could be subject to mandatory product recalls, suspension or withdrawal of regulatory clearances and approvals and significant legal liability.

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

If we are unable to continue to enhance our existing Breast Products, expand our miraDry® System and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.*

We may not be able to compete effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop and market new innovative products.  Product development requires the investment of significant financial, technological and other resources.  Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product and manufacturing process levels and we may not be able to timely develop product improvements or new products.  Our competitors’ new products may beat our products to market, be more effective with new features, obtain better market acceptance or render our products obsolete.  Any new or modified products that we develop may not receive clearance or approval from the FDA, or achieve market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2017, we had approximately 171 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

There is no guarantee that we will be able to pay the principal and interest under the Credit Agreements or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Credit Agreements. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants. See Liquidity and Capital Resources for additional detailed discussion of our outstanding indebtedness.

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

•	the timing to qualify Vesta with the FDA and the availability of any alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of the Miramar, BIOCORNEUM® and the tissue expanders from SSP;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;

•	the impact of the past regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products;
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

As of September 30, 2017, we had $37.6 million in cash and cash equivalents. We believe that our available cash on hand, along with access to funds under our Credit Agreements, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.  However, the planned growth of our business, including our manufacturing agreement with Vesta, our acquisition of Miramar, the expansion of our sales force and marketing programs, and research and development activities, and potential partnerships or strategic acquisitions could significantly increase our expenses.  In addition, we expect expenses we may incur in connection with reestablishing our inventory supply, and expenses we may incur defending against litigation claims, may have a material effect on our future cash outflows and our financial condition.

Our future capital requirements will depend on many factors, including:

•	the timing to qualify Vesta with the FDA and the availability of any alternative manufacturing sources and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our silicone gel breast implants, tissue expanders, miraDry® and any other future products that we may develop and commercialize;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated general and administrative expenses.

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

Our ability to market the miraDry® System in the United States is limited to the treatment of sweat and hair in the underarm, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.*

We currently only have FDA clearance to market the miraDry® System in the United States for the treatment of primary hyperhidrosis of the axilla, or the underarm, and for hair reduction procedures in the axilla. This clearance restricts our ability to market or advertise the miraDry® System for other specific body areas, and other conditions such as underarm odor, which could limit physician adoption and patient demand for the miraDry® System. We believe that future applications using the miraDry® System could be used to treat other body areas, such as the feet and hands, where patients experience sweat-bothered symptoms. Developing and promoting these new treatment applications for our miraDry® System is an element of our growth strategy, but we cannot predict when or if we will receive the clearances required to implement these additional products and applications. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in submission of, or FDA clearances for, new treatment applications. In the event that we do not obtain additional FDA clearances, our ability to promote the miraDry® System in the United States will be limited. Because we anticipate that sales in the United States will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the miraDry® System in the United States could harm our business and limit our revenue growth.

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

There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments in the future. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Recently, Congress and the new administration have proposed and taken various steps to revise, repeal, or delay implementation of various aspects of PPACA. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed. We cannot predict how the PPACA, its possible repeal, or any legislation that may be proposed to replace the PPACA will impact our business.

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

In order to market our products in Canada, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. We currently do not have Health Canada’s approval to market our breast implant products in Canada and we must receive our ISO certification before Health Canada will review and approve our application to market.  The time required to obtain regulatory approval in Canada may be longer than the time required to obtain FDA pre-market approval and Health Canada may want additional information prior to approval as well.  The Canadian regulatory approval process includes many of the risks associated with obtaining FDA approval and we may not obtain Canadian regulatory approval on a timely basis, if at all.  FDA approval does not ensure approval by regulatory authorities in other countries, including Canada, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries.  However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere.  If we do not obtain or maintain necessary approvals to commercialize our products in Canada, it would negatively affect our overall market penetration.

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

An adverse outcome of a sales and use tax or value-added tax (VAT) audit could have a material adverse effect on our results of operations and financial condition.*

We sell our products in all 50 states and each state (and some local governments) has its own sales tax laws and regulations.  We charge each of our customers sales tax on each order and report and pay that tax to the appropriate state authority, unless we believe there is an applicable exception.  In some states, there are no available exceptions; in some states, we believe our products can be sold tax-free.  In other states, we believe we can sell our products tax-free only for customers who request tax-exempt treatment due to the nature of the devices we sell or due to the nature of the customer’s use of our device. We also sell internationally and some sales may be subject to value-added tax.  We may be audited by the taxing authorities of one or more jurisdictions and there can be no assurance, however, that an audit will be resolved in our favor.  Such an audit could be expensive and time-consuming and result in substantial management distraction.  If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

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

•	the timing and availability of alternative manufacturing sources to supply our silicone gel breast implants, tissue expanders and certain other products;
•	a slowdown in the medical device industry, the aesthetics industry or the general economy;
•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	fluctuations in the values of companies perceived by investors to be comparable to us;
•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;
•	competition from existing technologies and products or new technologies and products that may emerge;
•	the entry into, modification or termination of agreements with our sales representatives or distributors;
•	developments with respect to intellectual property rights;
•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;
•	our ability to develop and market new and enhanced products on a timely basis;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of Miramar, BIOCORNEUM® and the tissue expanders from SSP;
•	our commencement of, or involvement in, litigation;
•	additions or departures of key management or technical personnel; and
•	changes in laws or governmental regulations applicable to us.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.*

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.  In addition, our ability to pay cash dividends is currently prohibited by our Credit Agreements. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.  Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on then-

existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 3, 2017, our executive officers, directors and principal stockholders beneficially owned approximately 41% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.  As of November 3, 2017, we had approximately 19,395,285 shares of common stock outstanding. Of these shares, all of the shares of our common stock sold in our initial public offering, which was completed on November 3, 2014, and all of the shares sold in our follow-on public offering, which was completed on September 23, 2015 are freely tradable, without restriction, in the public market.

Holders of an aggregate of approximately 5,413,124 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of November 3, 2017, options to purchase an aggregate of 3,285,353 shares of our common stock were outstanding under our 2007 Plan, our 2014 Plan and our Inducement Plan and an additional 365,469 shares of common stock are reserved for issuance under our 2014 Plan and our Inducement Plan. These shares can be freely sold in the public market upon issuance and once vested in accordance with Rule 144, including volume restrictions applicable to “control securities” held by our officers and directors.

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

As of September 30, 2017, the number of shares of common stock reserved for issuance under our 2014 plan was 2,789,442. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2016, or 743,947 shares.

As of September 30, 2017, the number of shares of common stock reserved for issuance under our ESPP was 770,549. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2016, or 185,986 shares.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

10.1

Credit and Security Agreement (Revolving Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2017).

10.2

Credit and Security Agreement (Term Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2017).

10.3#

Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated August 4, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2017).

10.4

Assignment and License Agreement, dated December 31, 2008, by and between Miramar Labs, Inc. and The Foundry, Inc. (incorporated by reference to Miramar Laboratories, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2016).

10.5

Assignment and License Clarification Letter, dated June 10, 2010, by and between Miramar Labs, Inc. and The Foundry, LLC (incorporated by reference to Miramar Laboratories, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2016).

10.6

Asset Purchase Agreement, dated January 18, 2008, by and between Miramar Labs, Inc. and Jan Wallace (incorporated by reference to Miramar Laboratories, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2016).

10.7

Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC (incorporated by reference to Miramar Laboratories, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2016).

10.8†

Supply Agreement dated, November 13, 2014, by and between Miramar Labs, Inc. and Broadband Wireless, LLC (incorporated by reference to Miramar Laboratories, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2016).

10.9†

Contract Manufacturing Service Agreement dated, November 6, 2012, by and between Miramar Labs, Inc. and Healthcare Technology International Limited (incorporated by reference to Miramar Laboratories, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 2016).

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

Number	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.
†	Confidential treatment granted. Portions of this exhibit (indicated by asterisks) have been omitted and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

November 7, 2017	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

November 7, 2017	By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer and Treasurer