Form 10-K
period 2017-12-31
Sientra, Inc.
filed 2018-03-13
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36709

SIENTRA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5551000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
420 South Fairview Avenue, Suite 200, Santa Barbara, California	93117
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2017 as reported by NASDAQ Global Select Market on such date was approximately $108,772,000.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2018, there were  19,643,517 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

“Sientra”, “Allox”, “Allox2”, “BIOCORNEUM”, “Dermaspan”, “Softspan”, “Silishield”, “miraDry”, “Miramar Labs”, “miraDry and Design”, “miraDry Fresh”, “The Sweat Stops Here”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”,  and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

PART I

Item 1.  Business

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We began selling BIOCORNEUM, an advanced silicone scar treatment directly to physicians after we acquired BIOCORNEUM from Enaltus LLC, or Enaltus, in March 2016.  Additionally, we began selling the AlloX2, and Dermaspan lines of breast tissue expanders, as well as the Softspan line of general tissue expanders, after we acquired these product lines from Specialty Surgical Products, Inc., or SSP, in November 2016.

On June 11, 2017, we entered into a Merger Agreement with miraDry (formerly Miramar Labs), pursuant to which we commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio. Following our acquisition of miraDry in July 2017, we began selling the miraDry System and bioTips.  As a result of the miraDry acquisition, we determined that we will conduct our business in two operating segments: the Breast Products segment, which is comprised of our breast implants, tissue expanders and scar management products, and the miraDry segment, which is comprised of our recently acquired miraDry System.

The global market for aesthetic procedures is significant. The American Society of Aesthetic Plastic Surgery, or ASAPS, estimates that U.S. consumers spent approximately $15 billion on approximately ten million aesthetic procedures in 2016, including both surgical and non‑invasive cosmetic treatments.  Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to ASAPS, over 310,000 primary breast augmentation procedures were performed in the United States in 2016.  For breast reconstruction, American Society of Plastic Surgeons, or ASPS, estimates that approximately 109,000 procedures were performed in the United States in 2016.  According to the ASAPS, cosmetic procedures have increased by 35% over the past five years with nonsurgical procedures up 39%. We believe several factors are contributing to the ongoing growth in aesthetic procedures, including continuing focus on body image and appearance, broader availability of safe non-invasive aesthetic procedures, and increased physician focus on aesthetic procedures.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2017, consisted of 83 employees, including 68 sales representatives and 15 sales managers.  Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2017, our international operations were supported by 7 employees, including 6 sales representatives and 1 sales manager.

We commenced sales of our breast implants in the United States in the second quarter of 2012. Our Breast Products segment net sales were $31.5 million, $20.7 million and $38.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  We generate revenues from sales of our miraDry System and from the sales of bioTips which are required for use for each miraDry procedure performed. We generated net sales of $5.1 million for the year ended December 31, 2017 from the acquisition date on July 25, 2017. With the acquisition of miraDry, we expect net sales, cost of goods sold, sales and marketing, general and administrative, and research and development expenses to increase in 2018 when compared to 2017 and prior periods. As of December 31, 2017, over 100,000 miraDry procedures have been sold worldwide.

Our Market

The global market for aesthetic procedures is significant. The ASAPS estimates that U.S. consumers spent approximately $15 billion on approximately ten million aesthetic procedures in 2016, including both surgical and non‑invasive cosmetic treatments.

Breast Products

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to ASAPS, over 310,000 primary breast augmentation procedures were performed in the United States in 2016. These procedures provide cosmetic solutions generally to enhance breast size and shape, correct breast asymmetries or help restore fullness after breastfeeding. For breast reconstruction, American Society of Plastic Surgeons, or ASPS, estimates that approximately 109,000 procedures were performed in the United States in 2016. These procedures are a surgical solution generally used to restore a breast to near normal shape and appearance following a mastectomy and typically utilize a breast tissue expander prior to implantation of a breast implant. Based on the number of procedures reported by ASAPS and by ASPS, and our estimates of average selling price, implant mix and implants per procedure, we estimate that the U.S. market for breast implants and breast tissue expanders exceeded $652 million in 2016.

We sell our breast implants and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi‑year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 6,500 board‑certified plastic surgeons in the United States.

miraDry

According to the ASAPS, cosmetic procedures have increased by 35% over the past five years with nonsurgical procedures up 39%. Laser and light-based hair removal continues to be the largest volume among non-invasive and non-injectable procedures. As an emerging market, energy-based procedures for sweat and odor reduction are not currently tracked by ASAPS data. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the ASAPS does not represent the market potential for miraDry or any other single product or treatment, but illustrates that each year patients elect to have millions of procedures to enhance their appearance. We believe several factors are contributing to the ongoing growth in aesthetic procedures, including:

•

Broader availability of safe non-invasive aesthetic procedures. Technological developments have resulted in the introduction of a broader range of safe, non-invasive aesthetic procedures. According to the ASAPS, non-invasive aesthetic treatments are growing faster than invasive surgical procedures.

•

Increased physician focus on aesthetic procedures. We believe increased restrictions imposed by managed care and government agencies on reimbursement for medical treatments are motivating our customers to establish or expand their elective aesthetic practices, which generally consist of procedures paid for directly by patients. We expect this trend to continue as our customers look for ways to expand their practices and improve profitability.

Hyperhidrosis is a medical condition of varying degree in which a person sweats excessively. The prevalence of hyperhidrosis in the United States is significant. A study published by Strutton et al. in the June 2004 issue of the Journal of the American Academy of Dermatology, or AAD, titled “US prevalence of hyperhidrosis and impact on individuals with axillary hyperhidrosis: Results from a national survey,” estimated that 2.8% of the general population has hyperhidrosis (in this study defined as excessive or abnormal sweating) with 50.8% thereof having axillary hyperhidrosis. Additionally, the general consensus of medical practitioners is that the definition of hyperhidrosis includes anyone who is bothered by their sweat. As such, the definition of axillary hyperhidrosis is broad in scope and the condition depends upon whether patients have determined that their sweating is excessive or abnormal. Because this assessment is subjectively determined by the patients themselves, there is no quantifiable standard that medical practitioners use to determine whether a patient is suffering from axillary hyperhidrosis. If patients subjectively determine that their sweating is excessive and as such are bothered by their sweating, such patients are considered to be suffering from axillary hyperhidrosis.

In 2017, we commissioned a survey of over 2,000 consumers, evaluating several criteria including sweat bothered, dissatisfaction with current treatment, interest in a non-surgical long-term solution, and interest in the miraDry product description. Based on this survey, we believe the market for miraDry in the U.S. alone is approximately 37 million people.

Our Opportunity

Breast Products

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

miraDry

The miraDry procedure addresses a large underpenetrated market in the non-invasive, lifestyle aesthetics category. The miraDry treatment is the first and only FDA cleared solution to reduce underarm sweat, odor and hair of all colors with as little as one 60-minute treatment, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical and minimally-invasive procedures.  The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve the lasting results. Due to these advantages, we believe that the miraDry treatment is appealing to a wide range of individuals seeking a lasting solution to underarm sweat.

The miraDry System has been cleared by the FDA as indicated for use in the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature, plus unwanted underarm hair removal, and reduction of underarm hair. When used for the treatment of primary axillary hyperhidrosis, the miraDry System may reduce underarm odor. In addition, the miraDry System received CE mark approval for the treatment of primary axillary hyperhidrosis and approval in several other countries. We are approved to sell the miraDry System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America.

Our Competitive Strengths

We believe that we are well positioned to take advantage of opportunities afforded by current market dynamics. By focusing on products with technologically differentiated characteristics, demonstrating strong clinical data, offering more product choices and providing services tailored specifically to the needs of physicians, we believe we can enhance our position in the market. Our competitive strengths include:

Proven and experienced leadership team.  We have a highly experienced management team at both the corporate and operational levels with significant experience in the medical aesthetics industry. Members of our senior management team have extensive experience in the medical aesthetics industry.

Breast Products

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

Strong clinical trial outcomes.  Our clinical trial results demonstrate the safety and effectiveness of our breast implants. Our breast implants were approved by the FDA based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States. The clinical data we collected over a ten-year follow-up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, based on our competitors’ published ten-year data.

Innovative services that deliver an improved customer experience.  Our customer service offerings are intended to accommodate and anticipate the needs of our Plastic Surgeons so they can focus on providing better services to their patients. We provide an industry-leading ten‑year limited warranty that provides patients with a cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first C3 Program through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants. We also offer specialized educational initiatives and a streamlined ordering, shipping and billing process.

Board‑certified plastic surgeon focus.  We sell our breast implants and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons who are thought leaders in the medical aesthetics industry. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings. We believe that securing the loyalty and confidence of Plastic Surgeons is essential to our success and that our association with Plastic Surgeons enhances our credibility and aligns with our focus on making a difference in patients’ lives.

miraDry

Strong clinical trial outcomes.  The miraDry System is the only FDA cleared device to reduce underarm sweat, odor and hair of all colors. Clinical studies involving more than 150 patients demonstrate that one or two miraDry procedures can noticeably and measurably reduce the amount of sweat from the axilla, or underarm. In our study involving 120 subjects, 89% of patients that received treatment experienced reduction in their sweat with no reported deaths, injuries requiring immediate medical attention to prevent death, or permanent impairment. In a second study involving 31 patients, patients reported an average of 82% sweat reduction at 12 months and 100% of patients reported as being no longer bothered by their hyperhidrosis at 24 months. Because sweat glands do not regenerate after the procedure, we believe the results are lasting.

Patient satisfaction. miraDry allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures for sweat, odor and hair reduction. In addition, unlike many other non-invasive procedures, patients are not required to undergo multiple treatment procedures to obtain aesthetic results. According to RealSelf.com, as of January 16, 2018, the leading online community helping people make confident choices in elective cosmetic procedures, the miraDry procedure received a 90% “worth it” rating of the participating patients.

Reproducible results. The miraDry procedure requires limited training and skill to obtain successful aesthetic results. The miraDry System was designed to be easy to operate and largely automated, resulting in a more consistent application and reproducible results.

Differentiated, high-value product for physician practices. Our selective distribution strategy was designed to enable our customers to market miraDry as a highly differentiated, non-invasive sweat, odor, and hair reduction procedure. Based on our commercial data and customer experiences, we have seen attractive economic benefits for our customers.

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

Selectively pursue acquisitions and expand into new markets.  We may continue to selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies, and allow us to compete in new geographic markets or market segments or to increase our market share. For example, we began selling BIOCORNEUM directly to physicians after we acquired BIOCORNEUM from Enaltus in March 2016. We began selling the AlloX2 and Dermaspan lines of breast tissue expanders, and the Softspan line of general tissue expanders, after we acquired these product lines from SSP in November 2016. We began selling the miraDry System and bioTips after the acquisition in July 2017.

Broaden our product portfolio and launch new products and services.  We plan to continue to develop products that address the unmet needs of physicians and patients by leveraging our innovative technologies in combination with our regulatory and product development expertise. We have a number of new breast implants and tissue expanders under development with different characteristics and configurations. We believe these expanded product choices will allow Plastic Surgeons to potentially achieve better outcomes for their patients.

Highly optimized, experienced and fully trained sales force. We maintain separate North American sales forces within our Breast Products and miraDry segments.  Our Breast Products sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling all breast products exclusively to board‑certified and board‑admissible plastic surgeons. Additionally, our Breast Products segment is also supported by Multi Specialty Consultants, or MSCs, that sell scar management products directly to physicians. Our miraDry sales force is a bifurcated organization that has produced stronger focus and results on system sales and high-margin consumable sales. This organization is split between Area Sales Managers, or ASMs, who focus on system sales, and Practice Development Managers, or PDMs, who focus on high margin consumable sales, assisting practices to market miraDry to patients, product training and driving system utilization. We have continued to hire high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

Increase our international presence. There is strong global demand for aesthetic procedures outside of North America. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market miraDry in numerous international markets.  We intend to seek regulatory approval to market miraDry in additional international markets, as well as grow our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. As part of this strategy, we are and intend to continue to opportunistically deploy a direct sales force in select international markets.

Our Products

Our portfolio of products has been specifically tailored to meet the needs of the physicians we serve. We believe that our broad portfolio of products with technologically differentiated characteristics enable physicians to deliver better outcomes for their patients.

Breast Products

Our primary breast products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 400 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective procedures that are generally performed on a cash‑pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including a High‑Strength Cohesive, or HSC, silicone gel and shell texturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the integration of our silicone implant shell and High‑Strength Cohesive silicone gel used in our implants. The texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture.

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

•

Round textured.  A full line of textured, round HSC and HSC+ breast implants, all of which incorporate our High‑Strength Cohesive silicone gel and textured surface technology. Our textured, round implants maintain softness and are designed to enhance tissue adherence that reduces malposition and capsular contracture. We offer these textured, round implants in three projection profiles: Low, Moderate Plus and High. Our Low projection implants are available in 15 volumes, our Moderate Plus projection implants are available in 22 volumes and our High projection implants are available in 16 volumes. Additionally, in the fourth quarter of 2016, we received approval of an additional projection and 52 more sizes.

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

•

Breast Tissue Expanders. We offer a full line of breast tissue expanders, marketed as AlloX2 and Dermaspan in 52 different shapes and sizes. Our AlloX2 is the first and only breast tissue expander with access to the periprosthetic space, with its patented technology, addressing fluid accumulation that can lead to postoperative complications. Our breast tissue expanders are temporary devices used in breast reconstruction and implanted during or after the completion of a mastectomy and intended to aid in the process of recreating tissue coverage to allow for the placement of the final implant to reconstruct the breast.

Scar Management Products

We offer BIOCORNEUM, the only advanced scar treatment with a patented crosslinking silicone technology, Silishield, plus the protection of SPF 30. BIOCORNEUM acts as a quick drying, silicone gel that creates an invisible, breathable and flexible silicone sheet over scars. It is a silicone scar treatment, supported by clinical data, that prevents and minimizes the formation of hypertrophic and keloid scars, decreases the appearance of old scars, and helps to restore the function of healthy skin. The SPF 30 provides protection from sun exposure’s darkening effects. The patented gel helps to safeguard against chemical, microbial, and physical detriments while improving the cosmetic appearance of scar tissue by binding with the stratum corneum (the outer layer of skin cells). BIOCORNEUM decreases transepidermal water loss and increases the production of fibroblast growth factor to heal skin and prevent abnormal scarring.

Other Products

We also offer a range of other aesthetic products that have received 510(k) clearance from the FDA, including:

•	temporary, single‑use, saline‑filled breast implant sizers that can be used to help identify the correct style and size implant for an individual patient; and
•	Softspan non‑breast tissue expanders, which are temporary devices intended to aid in the process of expanding tissue and skin surface area for burn care and other reconstructive use.

miraDry

The miraDry Experience

The miraDry System provides patients with a precise and non-invasive and durable procedure to selectively destroy underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat.  The miraDry System is clinically proven to reduce sweat in one or more procedures of approximately one hour, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical and minimally-invasive procedures. The first step of the miraDry process is a patient consultation. We train our physician customers to properly explain to their patients the results they should expect from a miraDry procedure. The patient’s underarm is anesthetized for maximum comfort. Then the underarm is sized using a sizing template and an appropriately sized temporary treatment grid is then selected and applied to the underarm to guide treatment. The miraDry handpiece is applied step-by-step using the grid markings as guides to treat the entire axilla. During each application of microwave energy, the skin is first cooled, energy is applied, and then more cooling is applied to the skin’s surface providing constant temperature control of the tissue for the patient’s comfort. Following treatment, the patient is given post-treatment instructions.

Our surveys indicate that most patients find the miraDry procedure easy to tolerate. Due to the underarm being fully anesthetized prior to treatment, patients typically only report feeling a tugging sensation from the suction created when the handpiece is placed on the treatment area but otherwise report no sensation.

Launch of New Protocol and Software Upgrade: miraDry Fresh

On February 16, 2018, the company launched “miraDry Fresh”, a new and improved treatment protocol for the miraDry System.  The miraDry fresh protocol and software upgrade reduces overall procedure time by up to 35% and includes a revision to the anesthesia process resulting in a treatment that can be administered with greater ease and is more delegateable.

miraDry System

The miraDry System consists of the miraDry console and the miraDry handpiece. The miraDry console contains a simple user interface with touchscreen software, power management and control functions, and a chiller unit that is responsible for the hydro-ceramic constant cooling. Our miraDry System also contains software that tracks and collects data on each procedure performed and any error messages that may be generated during the procedure. We collect and analyze this information to help physicians better understand their usage patterns and improve their marketing plans, utilization, and profitability.

•

The color touch screen on the miraDry console provides operators with clear step-by-step visual instructions that guide the user through a miraDry procedure, providing continuous status updates and easy to follow notifications or corrective actions in the rare event of a procedure interruption.

•

The miraDry handpiece is used to apply the microwave energy while maintaining constant contact cooling of the skin during treatment. The handpiece also displays the heating and cooling cycles during each pulse. The handpiece is detachable to enable future product upgrades.

•	The unit is mobile, allowing a physician to easily transfer the miraDry System between treatment rooms.

•

Vents are built into the miraDry System control unit to provide airflow and reduce heat build-up. Our miraDry System can be used in a standard physician treatment room without any special ventilation requirements or room modifications.

miraDry single-use bioTips

Our miraDry bioTips facilitate the proper suctioning of the skin to maintain constant contact of the skin with the handpiece during the treatment. Also, the bioTips facilitate the pay-per-procedure feature of our miraDry System. Our bioTips are typically shipped with branded gel packs for patients to apply after treatment.

Our proprietary consumable, the bioTip, is designed such that each bioTip is encoded to be used only with our proprietary system and expires within a set time and cannot be reused. Each bioTip is preprogrammed with enabling software that permits the miraDry System to perform a single patient treatment for a fixed duration of time and an encrypted security certificate that prevents the performance of a miraDry procedure unless the bioTip is recognized and authenticated by the specific miraDry System. The security certificate is designed to ensure that physicians pay for each patient treated and prevent the use of counterfeit bioTips.

Our Technology

Breast Products

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

We have completed a number of studies conducted by independent laboratories to demonstrate the competitive advantages of using High‑Strength Cohesive silicone gel in our breast implants. We believe this technology differentiates our breast implants for the following reasons:

•	our implant gel is stronger, which is evidenced by its resistance to gel fracture;
•	due to the unique relationship between our implant gel and our implant shells, our implants have an enhanced ability to retain their shape without sacrificing the desired softness; and
•	our shaped implants are softer and more elastic than our competitors’ shaped implants.

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

miraDry

miraWave Technology. Our miraWave technology platform utilizes microwave energy to create heat within the skin or subcutaneous locations to create a therapeutic effect. Microwave energy has been used in various medical specialties for heating tissue for decades. In the dermatologic field, it is important that heating is confined to a very precise location, which the miraWave technology platform is designed to do. Due to its proprietary handpiece designs, when used with appropriate energy parameters, the miraDry System can heat dermatologic tissue in a precise and controlled manner.

Our miraDry System utilizes microwave energy to deliver heat to the location of the skin where most underarm sweat glands reside – at or just below the skin-fat interface. We designed a proprietary handpiece that automatically focuses the energy at the skin-fat interface, regardless of skin thickness. When the physician or medical professional places the handpiece to a specific area of the underarm as instructed by the graphic user interface, the energy is delivered automatically to the target tissue. The heat generated in the tissue exceeds the threshold for cellular necrosis, thereby ablating the sweat glands where the energy is focused.  Surface cooling prevents the heat from damaging the superficial tissue above the skin-fat interface. In the underarm, many of the hair follicles are in the same relative location as the sweat glands. Therefore, the heating will also cause destruction and elimination of the hair follicles in those areas.

Our miraDry treatment has been clinically demonstrated to reduce sweat and hair from the underarm without causing injury to critical surrounding structures. The surface cooling protects the epidermis and the majority of the dermis from damaging heat. The deeper underlying structures are protected by two mechanisms. First, our anesthesia protocol calls for creating a distance barrier between the underlying structures and the surface of the skin where the handpiece is positioned. A significant volume of anesthesia fluid is administered between the skin (and target tissue) and the underlying structures, which causes a separation of the target tissue from the underlying structure. As the handpiece is positioned just outside the skin, the underlying structures are further away from the handpiece, keeping them safe from damaging heat. Second, we employ a vacuum suction system in the handpiece where the skin is pulled up into a vacuum chamber within the handpiece. Typically, the underlying structures either remain stationary or move slightly with the vacuum action, thereby creating further distance between the handpiece and the underlying structures.

Our Clinical Data

Breast Products

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

Our breast implant clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial are subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over a ten‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We and our two competitors were required to run independent ten‑year clinical studies to obtain PMA approval from the FDA. Our clinical study was not designed to facilitate head‑to‑head comparisons.  However, our clinical data and our competitors’ clinical data are publicly available to both surgeons and patients who are able to use such data to compare and contrast competing implants.

miraDry

Our DRI-UP clinical trial, conducted as an FDA-approved Investigational Device Exemption study, involved 120 subjects. The results of the study indicated that subjects with axillary hyperhidrosis receiving treatment for the reduction of axillary sweat using the miraDry System had a success rate of 89% as compared to the control group success rate of 54%, with no serious adverse events or unanticipated adverse device effects reported.

A second study on the long-term effect of the miraDry System showed all patients who participated in this study reported being no longer bothered by their hyperhidrosis at 24 months, with no serious adverse events or unanticipated adverse device effects.

A third, single center study designed to quantify the amount of odor reduction in the axillae after treatment(s) with the miraDry System treated 36 subjects with a miraDry treatment with follow-up visits at 1 month, 3 month and 6 month intervals after treatment.  The study data did not show a statistically significant majority of treated subjects having at least a two point lower malodor score (scale of 0 to 10) but did show a statistically significant average malodor score difference between the treated and untreated axilla using both quantitative odor judges’ scores as well as patients’ subjective self-reported odor severity score (scale of 1 to 10).

Our Services

Our services are designed to cater to the specific needs of physicians to enable them to maintain and grow their practices. We provide our customers with superior warranty programs, enhanced customer service offerings and specialized educational initiatives. We believe that tailoring our customer service offerings to physicians helps secure their loyalty and confidence.

Industry‑Leading Product Programs and Warranties

Through our C3 Program, we provide no‑charge replacement gel breast implants to patients who experience capsular contracture in the first five years following primary breast augmentation for every patient implanted with our smooth or textured breast implants. We also provide a ten‑year limited warranty that provides patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event and a lifetime no‑charge implant replacement program for covered ruptures.

Enhanced Customer Service

Breast Products

Our Breast Products customer service policies have been specifically tailored to meet the needs of Plastic Surgeons, including:

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

miraDry

Our miraDry customer service policies have been designed to meet the needs of both physicians and distributors, including:

•

In the event of a technical issue with a miraDry System in North America, one of our customer service personnel will call the physician and determine whether the technical issue may be resolved over the telephone or whether the issue requires an intervention. If the issue cannot be resolved by telephone, our customer service personnel will request our third-party logistics provider to visit the physician and provide on-site technical support. If the service provider determines that a replacement system is required, our logistics provider will deliver the replacement miraDry System or module into the physician’s office, set it up and ensure that the miraDry System is working properly.

•

In most markets outside of North America, our miraDry System is serviced and supported through our independent distributors and certified third-party service providers. We require our distributors to maintain adequate inventory of miraDry Systems and components to facilitate quick response time to service events and to maximize customer “up time.”

•

We provide a standard one year warranty on our miraDry Systems in the U.S. In addition to these product warranties, we offer extended service agreements to our customers to provide protection of their system and handpiece against breakage. However, we do not obtain a material portion of our revenue from our service contracts.

Educational and Marketing Initiatives

Breast Products

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

•

We provide an educational series on Practice Management for Plastic Surgeons in the form of ENHANCE Webinars and Consulting, to provide them with insights and expertise on how to market and run their practices.

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

•

our exclusive collaboration with RealSelf, the leading online community helping people make confident choices in elective cosmetic procedures. Together with RealSelf, we deliver fresh and meaningful content to the RealSelf community that answers common questions patients have regarding breast augmentation. This content is featured on a dedicated Sientra page on RealSelf’s website designed to build consumer engagement with the brand and open up the online conversation around breast augmentation directly with Plastic Surgeons; and

•

Our social media profiles, educating those interested in breast augmentation, breast reconstruction and scar treatment through Facebook, Instagram, LinkedIn and Twitter.  We deliver four distinct content series to educate patients – Breast Implant Basics, Board-Certified Plastic Surgeons Basics, Scarring, and From Her Lips – as well as sharing applicable third party content about breast procedures and scarring.

miraDry

We have implemented targeted marketing and practice support programs.

•

In North America, we provide physicians and their staff product training and sales, marketing, and support services to help them make the miraDry treatment a key component of their practices. In other markets, we have our business development team work to train our distributors and their staff who in turn are responsible for training their customers.

•

We have hired a group of Practice Development Managers, or PDMs, who are focused on implementing our marketing programs in North America. Our PDMs provide all initial trainings for our miraDry System to our physician customers and their staff following the delivery of the system to the practice. Following this initial training, our PDMs, also educate our physician customers on current best practices and provide physicians and their staff with sales and marketing training and support to help them increase patient demand for the miraDry treatment.

•	In certain geographic regions, we provide customers with the option to qualify for marketing and advertising programs to help increase patient awareness and demand in their practice.
•	We also participate in industry tradeshows, clinical workshops, and conferences with expert panelists.

We believe that our innovative services, including industry‑leading product programs and warranties, enhanced customer service offerings and educational and marketing initiatives, deliver an improved customer experience to our physicians and their patients.

Sales and Marketing

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2017, consisted of 83 employees, including 68 sales representatives and 15 sales managers.  Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2017, our international operations were supported by 7 employees, including 6 sales representatives and 1 sales manager.

We continue to increase our penetration into the international markets in which we currently distribute the miraDry System, as well as expand into new markets through the identification and training of qualified distributors specializing in medical device distribution. We require our international distributors to provide ongoing training and support of their physician customers and invest in the marketing support of practices to expand the market and demand for the miraDry System for physicians and patients. Our distribution agreements generally provide the exclusive right to distribute our products within a designated territory.

In addition, our marketing team leads our efforts in brand development, trade show attendance, educational forums, product messaging, website development and advertising, among others.

Research and Development

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $9.8 million, $9.7 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The addition of miraDry added $1.1 million for the year ended December 31, 2017 since the acquisition on July 25, 2017. Our Breast Products segment research and development is focused on enhancing and improving our breast products and tissue expanders, increasing our breast implant portfolio, product development related activities and expanding into synergistic markets. Our miraDry research and development is focused on products and procedure enhancements and development of products for new indications. Product and procedure enhancements include changes to improve efficacy of the therapy, the patient experience, and the physician/operator experience. As related to the miraDry System, for products for new indications, we will seek to leverage our miraWave microwave energy platform to develop products to serve additional needs in dermatology and plastic surgery. The goal is to be able to treat multiple indications with the existing miraDry console using different handpieces and custom software. Our miraDry research and development group is comprised of engineers, microwave scientists and technicians. We believe research and development is important to the success of the Company as we continue to develop and expand our product portfolio.

Manufacturing and Quality Assurance

Breast Products

We hold an FDA Medical Device Establishment Registration.  All of our medical device products are listed under our Device Listing where it indicates we are the specification developer of our products, and except for our breast implant sizers, we are the owner of our products’ FDA approvals and clearances. This means that we are primarily responsible for the design, manufacturing and quality assurance of our products. However, we do not manufacture our products ourselves. Instead, we rely on our third-party manufacturers to manufacture and package our silicone gel breast implants, tissue expanders and other products to our specifications. When we receive our products from our third-party manufacturers, we inspect a representative sample of packaging and labeling prior to shipping them to our customers. We typically maintain strategic levels of inventory at our storage facilities located in Santa Barbara, California. As a result of the events with Silimed, currently all of the remaining inventory we received from Silimed is located at this storage facility. We have also recently started storing inventory manufactured by Vesta, pending FDA-approval, at this storage facility.  This “at risk” inventory has been quarantined from the remaining Silimed inventories also located at this storage facility.

We, along with our third-party manufacturers are subject to the FDA’s Quality System Regulation, or QSR, reporting requirements and current Good Manufacturing Practices, or cGMP, audits by the FDA. Under the QSR and cGMP requirements, manufacturers, including third-party manufacturers, must follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process. The FDA has regularly inspected both the Company and our suppliers. The Company has never been the subject of any 483 Observations or Warning Letters, or any other FDA assertions that we are in violation of the FDCA.

Prior to October 2015, all of our silicone gel breast implants were manufactured by Silimed. On October 9, 2015, we voluntarily placed a temporary hold on the sale of all Sientra devices manufactured by Silimed and recommended that plastic surgeons discontinue implanting the devices until further notice due to various international regulatory suspensions and inquiries of Silimed at that time.  After ongoing discussions with the FDA, and our own review of the matter with the assistance of independent experts in quality management systems, cGMP, and data-based risk assessment, on March 1, 2016, we lifted the hold and informed our Plastic Surgeons of our controlled market re-entry plan designed to optimize our inventory supply, which continues to be limited.  The events involving Silimed will likely continue to adversely impact our business.  See “Risk Factors — Risks Relating to Our Business and Our Industry” for further detail.

On August 9, 2016, we announced our collaboration with Vesta, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants.  In addition, on March 14, 2017, we announced that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. On January 30, 2018, we announced the FDA has granted approval of the site-change PMA, supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional filings.  In addition to approving the manufacturing site-change supplement, the FDA has approved two (2) of these three (3) process enhancement filings, while requesting additional information for the third submission.  We continue to work closely with the FDA to address their information requests related to this third and final outstanding submission in order to resolve these matters in a timely manner.

miraDry

We occupy an approximately 29,000 square foot facility located in Santa Clara, California dedicated to the manufacture, distribution, and servicing of miraDry Systems and accessories.

All final assembly, calibration and testing of our miraDry Systems are performed at our Santa Clara facility. The consumable bioTip is manufactured by a contract manufacturer, Healthcare Technology International Limited (HTI), at their facility in Dongguan, China. Consumables are tested and packaged at our Santa Clara facility, then sent to Parter Sterilization Services in Carson, CA for ethylene oxide sterilization.

A critical component of our miraDry System is the custom microwave power amplifier contained in the miraDry console. The amplifier is manufactured by a single source manufacturer, Broadband Wireless, LLC, in Reno, Nevada (a subsidiary of United States Technologies, Inc.), or Broadband. We fully own the design and manufacturing process for this amplifier.

Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA most recently inspected our facility in August 2016 and at the conclusion of such routine audit, a Form 483 was issued with two observations. The FDA acknowledged receipt of periodic status reports documenting the completion of corrections and corrective actions taken by us to address each of the two observations. The FDA will verify acceptability of the actions taken during its next routine inspection. No further actions are required at this time. In international markets, we are required to obtain and maintain various quality management system certifications. We have obtained the following international certifications for the miraDry System: ISO 13485:2003

Quality Management Systems Requirements, in support of both our CE marking and Canadian Medical Devices Conformity Assessment System (CMDCAS)  requirements. Our notified body, NSAI, most recently audited our facility in November 2017 and subsequently renewed our ISO 13485-2003 certification.

HTI, our disposables manufacturer, and Parton Sterilization Services, our sterilization service provider comply with the FDA’s QSR and are registered in good standing with the FDA. Additionally, we have procedures in place designed to ensure that all other purchased products and materials conform to specified requirements, including evaluation of suppliers, and where required, qualification of the components supplied.

Competition

Breast Products

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

miraDry

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for the miraDry treatment could be limited by the products and technologies offered now or in the future by our competitors as well as the limited capital expenditure budgets of our physician customers. We designed the miraDry treatment to address the concerns of individuals who seek a durable solution to their axillary sweat. Therefore, we compete both directly and indirectly with those companies marketing botulinum toxin and other medical device companies. To a lesser extent, we indirectly compete with antiperspirants. We expect aesthetic medical device companies to pursue technological advances in the treatment of sweat, hair and odor removal that will continue to alter the competitive environment.

In the United States, our major competitor in the treatment of sweat is Allergan, which manufactures Botox; Botox is approved for the treatment of severe primary axillary hyperhidrosis. Cynosure also has recently received FDA clearance to market PrecisionTX for the treatment of primary axillary hyperhidrosis. These competitors have more resources than us and may prevent our miraDry System from gaining widespread market acceptance.

Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved or cleared for use in the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.

Government Regulation

Our products are subject to extensive regulation by the FDA and other federal and state regulatory authorities, and other regulatory bodies in other countries.

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

Our tissue expanders and our body contouring, facial and nasal implants received FDA clearance as Class II devices at various dates prior to approval of our breast implants in March 2012. Additionally, the miraDry System is currently regulated as a Class II device that requires 510(k) clearance.

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

Other Regulatory Requirements.  Even though our devices have been approved and commercialized, numerous regulatory requirements apply after a device is placed on the market, regardless of its classification or pre‑market pathway. These include, but are not limited to:

•	establishment registration and device listing with the FDA;
•

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•

labeling regulations that prohibit the promotion of products for uncleared or unapproved, or “off‑label,” uses, and impose other restrictions on labeling, advertising and promotion (in addition, the Federal Trade Commission has oversight of the advertising of medical devices other than “restricted” devices);

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

Healthcare Regulatory Laws.  Our business activities, including but not limited to, research, sales, marketing, promotion, distribution, medical education and other activities may  be subject to regulation under additional healthcare laws by numerous regulatory and enforcement authorities in the United States, in addition to the FDA. These laws include, without limitation, state and federal anti‑kickback, false claims, physician sunshine, and patient data privacy and security laws and regulations, including but not limited to those described below.

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

Even when HIPAA does not apply, according to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

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

International Regulation. We are approved to sell the miraDry System in over 40 international markets outside of North America. International sales of medical devices are subject to local government regulations, which may vary substantially from country to country. We may evaluate international expansion opportunities in the future for Breast Products. The time required to obtain approval in another country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third party assessment by a “Notified Body.” This third‑party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country‑by‑country basis. Outside of the European Union, regulatory approval would need to be sought on a country‑by‑country basis in order for us to market our Breast Products.

Coverage and Reimbursement.  Sales of our products depend, in part, on the extent to which the procedures using our products will be covered by third‑party payors, such as government health care programs, commercial insurance and managed healthcare organizations. Breast augmentation and miraDry procedures are generally performed on a cash‑pay basis and are not covered by third‑party payors. In contrast, breast reconstruction procedures may be covered by third‑party payors, but such third‑party payors are increasingly limiting coverage and reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost‑containment programs, including price controls, restrictions on coverage and reimbursement. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and results.

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

There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act), and lawsuits have been brought challenging aspects of the law at various points. There have been repeated recent attempts by Congress to repeal or replace the Affordable Care Act. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal and replace all or part of the ACA. While Congress has previously been successful at passing comprehensive repeal legislation through both Chambers of Congress, it had then been vetoed by former President Obama; however full repeal legislation is unlikely in the current political climate.  Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the ACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year.  Congress may consider other legislation to repeal or replace elements of the ACA on a provision-by-provision basis.

The ACA had also imposed, among other things, a federal excise tax of 2.3% on certain entities that manufacture or import medical devices for sale in the United States.  This tax had previously been suspended, and on January 22, 2018 both the House and Senate struck a short-term Continuing Resolution to fund the federal government, H.R. 195, which included a two-year suspension on the medical device excise tax.  This two-year delay is retroactively applied starting December 31, 2017, and will officially extend through January 1, 2020.  The future of this provision beyond that point is uncertain, as there may be additional attempt to fully repeal the provision.

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

Our Breast Products trademark portfolio consists of seven registered U.S. trademarks. Our miraDry trademark portfolio consists of 97 worldwide registered trademarks and 30 pending trademark applications.

Our Breast Products patent portfolio consists of 1 pending U.S. patent application, as well as several in-licensed patent rights. Our miraDry patent portfolio is comprised of 21 granted or allowed U.S. patents, 80 granted or allowed foreign counterpart patents, 10 pending or published U.S. patent applications, and 34 pending or published foreign counterpart patent applications.

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

Employees

As of December 31, 2017, we had 200 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Seasonality

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures and purchase of miraDry procedures. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

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

Risks Relating to Our Business and Our Industry

We will need to raise additional equity or debt capital, which may not be available on acceptable terms, or at all. If we are unable to raise additional funds, there may be substantial doubt in our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm included in this Annual Report contains an explanatory paragraph with respect to our liquidity.

As of December 31, 2017, we had cash and cash equivalents of approximately $26.6 million.  We have incurred recurring losses from operations and cash outflows from operating activities that raise substantial doubt about our ability to continue as a going concern. In addition, while we were in compliance with the financial covenants in our credit agreement with MidCap Financial Trust at December 31, 2017, given the potential violations of those covenants during fiscal 2018, we have classified the debt as current in the consolidated balance sheet at December 31, 2017.  To fund our ongoing operating and capital needs, we will need to raise additional equity or debt capital.  We have taken steps to address our cash position. For example, we have the ability, upon receipt of FDA certifications of the manufacturing facility operated by Vesta by March 31, 2018, to borrow a $10.0 million term loan pursuant to the credit agreement, however, there can be no assurance that we will receive such approval by March 31, 2018. In addition, in February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. In addition to the foregoing actions, we will likely seek to raise additional equity or debt capital. There can be no assurance, however, that we will be successful in completing an equity or debt financing on a timeframe that coincides with our cash needs, on acceptable terms, or completing it at all.

As a result of the uncertainty surrounding our ability to raise additional capital and as to our future liquidity, the report of our independent registered public accounting firm included in this Annual Report on Form 10K includes an explanatory paragraph that refers to conditions that raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, if we are not successful in raising sufficient additional capital as needed, we may be compelled to reduce the scope of our operations and planned capital expenditures and/or sell or license certain assets at inopportune times, which could have a material and adverse effect on our ability to pursue our business strategy and our future financial condition.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception, we have incurred significant net operating losses. As of December 31, 2017, we had an accumulated deficit of $279.5 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the year ended December 31, 2017, our net loss was $64.0 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

We may not successfully integrate newly acquired businesses into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

We have recently completed a series of business and product acquisitions including our acquisition of miraDry and our product acquisitions, including BIOCORNEUM and tissue expanders from SSP. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. In addition, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

Integrating the business practice and operations of a new business with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources. The integration process may disrupt our existing operations and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in successfully integrating our acquisitions in order to realize the anticipated benefits may cause an interruption of, or a loss of momentum in, our operating activities and could adversely affect our results of operations. Potential difficulties, costs and delays we may encounter as part of the integration process may include:

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

Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. In addition, even if new business operations are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect or within the anticipated time frame. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock. The failure to integrate the business operations of miraDry or any acquired business successfully would have a material adverse effect on our business, financial condition and results of operations.

In addition to integration related issues, the acquisition of miraDry has significantly increased the size of our business, augmenting a number of the risks included in these risk factors. Future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management. There can be no assurance that we will be successful realizing the expected benefits from this acquisition.

We depend on a positive reaction from our Plastic Surgeons and their patients to successfully re-enter the Breast Product market and achieve profitability.

Our Breast Products segment has historically accounted for substantially all of our net sales and we expect our Breast Products to continue to be a substantial majority of our net sales.

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

If the market acceptance for the miraDry System, which has a limited commercial history, fails to grow significantly, our business and future prospects will be harmed.

Commercial sales of the miraDry System commenced in the United States in 2012 and in Japan in 2011 for the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature, and which we refer to as being “sweat-bothered”, plus unwanted underarm hair removal, and permanent reduction of underarm hair of all colors for Fitzpatrick skin types I – IV. When used for the treatment of primary axillary hyperhidrosis, the miraDry System may also reduce underarm odor. We expect that the revenues we generate from sales of our miraDry System and bioTips will account for a substantial amount of our revenues for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of the miraDry procedure as a preferred treatment for being sweat-bothered. Although we have received FDA clearance to market the miraDry procedure for the treatment of primary axillary hyperhidrosis in the United States and are approved or are otherwise free to market the miraDry procedure in over 40 international markets, the degree of market acceptance of the miraDry procedure by physicians and patients is unproven. We believe that market acceptance of the miraDry procedure will depend on many factors, including:

•	the perceived advantages or disadvantages of the miraDry System compared to other products and procedures;
•	the safety and efficacy of the miraDry System relative to other products and alternative procedures;
•	the price of the miraDry System relative to other products and alternative procedures;

•	our success in expanding our sales and marketing organization;
•	the effectiveness of our marketing, advertising, and commercialization initiatives;
•	the development and publication of long-term clinical data in peer-reviewed journals supporting the long term efficacy of the miraDry procedure;
•	our ability to obtain regulatory clearance to market miraDry for additional treatment indications in the United States and other international markets;
•

education of physicians, especially general practitioners and dermatologists, regarding alternative procedures for sweat-bothered patients through key opinion leaders and product demonstrations at conferences, physician offices and webinars; and

•	the success of patient education through direct-to-consumer marketing campaigns that utilize social media outlets and testimonials.

We cannot guarantee that the miraDry System will achieve broad market acceptance among physicians and patients. Because we expect to derive a substantial portion of sales from the miraDry Systems and the sale of our consumable bioTip products, any failure of this product to achieve meaningful market acceptance will harm our business and future prospects.

We may not be able to procure and qualify a new manufacturer for our silicone gel breast implants and other products previously manufactured by Silimed, or obtain approval for all related manufacturing changes.

Our manufacturing contract with Silimed expired on its terms on April 1, 2017, and we did not renew it.  Moreover, our existing inventory of breast implants that were previously manufactured by Silimed is limited.

Although we have entered into a definitive manufacturing agreement with Vesta, Vesta has not yet been qualified as a manufacturer to source our implants. In January 2018, the FDA granted approval of the site-change PMA supplement for Vesta to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA supplements.  In addition to approving the manufacturing site-change supplement, the FDA has approved two (2) of these three (3) process enhancement supplements, while requesting additional information for the third submission.  We continue to work closely with the FDA to address their information requests related to this third and final outstanding submission in order to resolve these matters in a timely manner. Any delays or our inability to qualify Vesta or negotiate a manufacturing agreement and qualify another alternate manufacturer could result in a supply interruption, which would materially adversely affect our business, financial condition and results of operations.

Direct-to-consumer marketing and social media effort may expose us to additional regulatory scrutiny.

Our efforts to promote our products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices of effective communication of risk informations, under the oversight of the FDA, FTC, or both.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control that may adversely affect the manufacturing and supply of our products.

Our reliance on any third-party manufacturer, including Vesta, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM scar management products, SiMatrix, a Vesta subsidiary that supplies the tissue expanders we recently acquired from SSP, Healthcare Technology International which supplies bioTips for our miraDry System or any other third-party manufacturer we procure and qualify for the manufacture of our Breast Products or miraDry Products involves a number of risks. Changes that our manufacturers may make outside the purview of our direct control, or other mistakes and mishandling of our products, can have an impact on our processes and quality, as well as the successful delivery of our products.  Additionally, if any third-party manufacturer becomes unable or unwilling to supply our products, we may not be able to find an alternate supplier in a timely manner. For example, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Vesta, Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Our existing manufacturing contracts will also expire, and there can be no assurance that our contracting counterparties will agree to continue to manufacture and supply our products or they may impose increased pricing terms if the contract is renegotiated or renewed.

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

Our industry is intensely competitive and subject to rapid change from the introduction of new products, technologies and other activities of industry participants.  For example, our Breast Products competitors, Mentor, a wholly owned subsidiary of Johnson & Johnson, and Allergan are well-capitalized global pharmaceutical companies that have been the market leaders for many years and have the majority share of the breast implant market in the United States.  These competitors also enjoy several competitive advantages over us, including:

•	greater financial and human resources for sales, marketing and product development;
•	established relationships with health care providers and third-party payors;
•	established reputations and name recognition among health care providers and other key opinion leaders in the plastic surgery industry;
•	in some cases, an established base of long-time customers;
•	greater financial resources and economies-of-scale to put additional pricing pressure on competing products;

•	products supported by long-term clinical data;
•	larger and more established distribution networks;
•	greater ability to cross-sell products; and
•	more experience in conducting research and development, manufacturing, performing clinical trials and obtaining regulatory approval or clearance.

If we fail to compete effectively against our competitors, our net sales and operating results may be negatively affected.

The long-term safety of our Breast Products has not fully been established and our breast implants are currently under study in our PMA post-approval studies, which could reveal unanticipated complications.

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

Among the long-term health risks of breast implants which are being studied and followed, health regulators believe there is an association between breast implants and a rare form of lymphoma called anaplastic large-cell lymphoma.

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

As of August 23, 2017, the FDA updated its recommendations on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most up-to-date information.  The FDA still describes BIA-ALCL as “rare” and states: “we have strengthened our understanding of this condition and concur with the World Health Organization designation of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.” The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormality.

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

If we are unable to continue to enhance our existing product offerings and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

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

Laws impacting the U.S. healthcare system are subject to a great deal of uncertainty, which may result in adverse consequences to our business.

There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act), and lawsuits have been brought challenging aspects of the law at various points. There have been repeated recent attempts by Congress to repeal or replace the Affordable Care Act. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal and replace all or part of the ACA. While Congress has previously been successful at passing comprehensive repeal legislation through both Chambers of Congress, it had then been vetoed by former President Obama; however full repeal legislation is unlikely in the current political climate.  Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the ACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year.  Congress may consider other legislation to repeal or replace elements of the ACA on a provision-by-provision basis. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability would suffer.

We are subject to the risks arising from adverse changes in general economic and market conditions.  Certain elective procedures, such as breast augmentation, are typically not covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for these surgeries and could have an adverse effect on consumer spending.  This shift could have an adverse effect on our net sales.  Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products.

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

Our principal offices are located in Santa Barbara, California.  Substantially all of our operations are conducted at this location, including customer service, development and management and administrative functions.  Substantially all of our inventory of Breast Products is held at a second location in Santa Barbara, California, and we manufacture, distribute, and service our miraDry Systems at a third location in Santa Clara, California. Despite our efforts to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses.  Our insurance may not cover our losses in any particular case.  In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

As of December 31, 2017, we had approximately 200 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

We are subject to political, economic and regulatory risks associated with doing business outside of the United States.

As a result of our acquisition of miraDry, we now face new risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to international operations. We are able to market and sell the miraDry System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America. In addition, we may seek to market and sell the miraDry System in additional countries, as well as seek approval to market and sell our breast products in international markets, in the future. These laws and regulations are complex, and there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

Risks Related to Our Financial Results

Our debt obligations could impair our financial condition and limit our operating flexibility.

Our indebtedness under our credit agreements with MidCap Financial Trust and our other financial obligations could:

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

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.  Our net sales and results of operations will be affected by numerous factors, including:

•	the timing to qualify Vesta with the FDA and the availability of any alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of the miraDry, BIOCORNEUM and the tissue expanders from SSP;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of anatomically-shaped breast implants products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the past regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products;
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, of approximately $239 million, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our consolidated balance sheet and for this reason, we have fully reserved against the value of our NOLs on our consolidated balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others.  Significant litigation regarding patent rights occurs in our industry.  Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products.  Absent specific circumstances, we do not generally conduct independent reviews of patents issued to third parties.  We may not be aware of whether our products do or will infringe existing or future patents.  In addition, patent applications in the United States and elsewhere can be pending for many years, and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.  We may not be aware of patents that have already been issued that a third party might assert are infringed by our products.  It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our products.  The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation.  In the future, we may receive communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property.  Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights, even if they lack merit.  Any existing or potential intellectual property litigation also could force us to do one or more of the following:

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

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently.  We have been the subject of and may, in the future, be subject to claims that we, or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers or competitors.  In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement.  Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management.  If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.  Any litigation or the threat thereof may adversely affect our ability to hire employees.  A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.

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

We recently settled a securities class action lawsuit and may be subject to additional claims and our insurance may not be sufficient to cover additional expenses incurred.

In May 2017, we settled a class action lawsuit which named the Company and certain of its officers as defendants for allegedly false and misleading statements concerning the Company’s business, operations, and prospects in connection with the Company’s September 2015 common stock offering.  In connection with the settlement, we received $9.3 million in insurance proceeds to pay the settlement amount. We may, in the future, be subject to regulatory claims, including claims for violations of the federal securities laws, rules and regulations relating to our September 2015 common stock offering. If that occurs, we may be required to a pay a monetary settlement or judgment and we may not have sufficient insurance coverage remaining to cover the costs of any such claims or any related potential indemnification obligations to our current or former directors and officers.  Moreover, even if these claims against us are not successful, the defense of such claims could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Our ability to market the miraDry System in the United States is limited to the treatment of sweat, odor and hair in the underarm, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We currently only have FDA clearance to market the miraDry System in the United States for the treatment of primary hyperhidrosis of the axilla, or the underarm, and for hair reduction procedures in the axilla. This clearance restricts our ability to market or advertise the miraDry System for other specific body areas, and other conditions such as underarm odor, which could limit physician adoption and patient demand for the miraDry System. We believe that future applications using the miraDry System could be used to treat other body areas, such as the feet and hands, where patients experience sweat-bothered symptoms. Developing and promoting these new treatment applications for our miraDry System is an element of our growth strategy, but we cannot predict when or if we will receive the clearances required to implement these additional products and applications. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in submission of, or FDA clearances for, new treatment applications. In the event that we do not obtain additional FDA clearances, our ability to promote the miraDry System in the United States will be limited. Because we anticipate that sales in the United States will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the miraDry System in the United States could harm our business and limit our revenue growth.

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

In addition, even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

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

As of March 9, 2018, our executive officers, directors and principal stockholders beneficially owned approximately 36% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In connection with the preparation and audit of our 2016 financial statements, we identified certain deficiencies in our internal controls over financial reporting that we concluded to be a material weakness and that our internal control over financial reporting was not effective as of December 31, 2016.  The material weakness resulted from the inadequate design and operation of internal controls related to the accounting for significant unusual transactions.  Management determined that this material weakness was remediated as of December 31, 2017. Refer to Part II, Item 9A, "Controls and Procedures" for additional information.

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

Certain holders of shares of our common stock are entitled to certain rights, subject to some conditions, with respect to the registration of their shares under the Securities Act of 1933, as amended.

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

As of December 31, 2017, the number of shares of common stock reserved for issuance under our 2014 plan was 2,789,442. The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2017, or 776,079 shares.

As of December 31, 2017, the number of shares of common stock reserved for issuance under our ESPP was 770,549. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2017, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2017, or 194,020 shares.

Pursuant to the Inducement Plan approved by our board of directors, our compensation committee of the board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, to new employees as inducements material to such new employees entering into employment with us in accordance with NASDAQ Marketplace Rule 5635(c)(4). As of December 31, 2017, a total of 366,000 RSUs and options had been awarded by the compensation committee and the number of shares available for future grant was 34,000 shares.  In February 2018, the compensation committee increased the number of shares available under the Inducement Plan by 500,000 and granted options to purchase 257,235 shares.

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

Our miraDry facilities are located in Santa Clara, California, where we lease and occupy approximately 29,000 square feet of office, manufacturing and research and development space. The current term of our Santa Clara lease expires on May 31, 2019, with no option to extend the term of the lease. We also maintain a small office in Hong Kong.

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

 As a result of these developments, the Company determined a probable loss had been incurred and recognized a net charge to earnings of approximately $1.6 million within general and administrative expense which was comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. In the first quarter of 2017, the Company received $9.3 million in insurance proceeds and paid the $10.9 million loss contingency. The remaining insurance proceeds receivable is classified as “insurance recovery receivable” on the accompanying consolidated balance sheets.

Silimed Litigation

On July 27, 2017, the Company entered into a settlement agreement, or the Settlement Agreement, with Silimed to settle outstanding litigations with Silimed. Pursuant to the Settlement Agreement, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra paid Silimed a lump sum of $9.0 million on September 7, 2017 and agreed to further pay $1.0 million on or by July 1, 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. As a result of the settlement, the Company has recorded $10.0 million for the year ended December 31, 2017 in legal settlement expense.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.

miraDry Class Action Litigation

On August 3, 2017,  a lawsuit styled as a verified class action on the part of the former stockholders of miraDry was filed in the Court of Chancery for the State of Delaware against the former board of directors of miraDry, or the Defendants, alleging breach of their fiduciary duties in connection with the Company’s  acquisition of miraDry.  On August 30, 2017, the Defendants moved to dismiss the verified class action complaint for failure to state a claim upon which relief can be granted.  On November 11, 2017 the parties notified the Court that they had reached an agreement to settle the matter pending completion of confirmatory discovery regarding the fairness of the settlement and obtaining approval from the court.  Under the terms of the proposed settlement, in exchange for a full and final settlement and release of all claims, the Defendants (and/or their indemnitors and/or insurers) agreed to a pay a settlement consideration of $0.4 million.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “SIEN” since our initial public offering on October 29, 2014. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Year ended December 31, 2016
First Quarter	$10.45	$5.61
Second Quarter	8.68	5.60
Third Quarter	9.26	6.57
Fourth Quarter	10.22	6.92
Year ended December 31, 2017
First Quarter	$10.37	$7.81
Second Quarter	10.02	7.20
Third Quarter	16.49	9.46
Fourth Quarter	16.68	12.53

On March 9, 2018, the last reported sale price for our common stock on the NASDAQ Global Select Market was $10.31 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 29, 2014 (the date of our initial public offering) and December 31, 2017, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 29, 2014 in our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 29, 2014 of $16.75 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share.

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

December 2017

This performance graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Sientra, Inc. under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Holders of Record

As of March 9, 2018, there were approximately 117 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10‑K.

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2017.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K.

We derived the financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016  from our financial statements, which are included elsewhere in this Annual Report on Form 10‑K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013, were derived from the audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data
Net sales	$36,542	$20,734	$38,106	$44,733	$35,171
Gross profit	22,371	13,854	27,452	33,233	26,579
Net loss	(64,028)	(40,166)	(41,230)	(5,811)	(19,125)
Net loss per share
Basic and diluted	$(3.34)	$(2.20)	$(2.61)	$(2.28)	$(82.25)
Weighted average shares
Basic and diluted	19,159,057	18,233,177	15,770,972	2,545,371	232,512

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Working capital	$5,218	$72,484	$118,609	$103,151	$24,509
Total assets	92,213	114,283	140,805	139,078	53,166
Long-term debt, excluding current position	—	—	—	21,671	15,092
Stockholders' equity (deficit)	27,623	83,617	118,871	95,639	(126,673)

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

On June 11, 2017, we entered into a Merger Agreement with miraDry (formerly Miramar Labs) pursuant to which we commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio. Following our acquisition of miraDry in July 2017, we began selling the miraDry System and bioTips.  As a result of the miraDry acquisition, we determined that we will conduct our business in two operating segments. The Breast Products segment is comprised of our breast implants, tissue expanders and scar management products. The miraDry segment is comprised of our recently acquired miraDry System.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2017, consisted of 83 employees, including 68 sales representatives and 15 sales managers.  Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2017, our international operations were supported by 7 employees, including 6 sales representatives and 1 sales manager.

We have two reporting segments: Breast Products and miraDry. The Breast Products segment focuses on sales of our breast implants, tissue expanders and scar management products under the brands Sientra, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips.

Breast Products Segment

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

Our breast implants were approved by the FDA in 2012, based on data we collected from our ongoing, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United

States and includes the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial are subject to serial MRI screenings as part of the clinical protocol. The clinical data we collected over a ten‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench studies run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

In addition, we offer BIOCORNEUM, an advanced silicone scar treatment, directly to physicians and the AlloX2, and Dermaspan lines of breast tissue expanders, as well as the Softspan line of general tissue expanders.

We sell our silicone gel breast implants and tissue expanders exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings and an industry-leading ten‑year limited warranty that provides patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first CapCon Care Program, or C3 Program, through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

We continue to focus our efforts on securing and qualifying an alternate manufacturing supplier. In July 2017, we entered into a Settlement Agreement with Silimed, our previous contract manufacturer.  On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we are working with Vesta towards establishing a dedicated contract manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants and that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. On January 30, 2018, we announced the FDA has granted approval of the site-change pre-market approval, or PMA, supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA supplements.  In addition to approving the manufacturing site-change supplement, the FDA has approved two (2) of these three (3) process enhancement supplements, while requesting additional information for the third submission.  We continue to work closely with the FDA to address their information requests related to this third and final outstanding submission in order to resolve these matters in a timely manner.

miraDry Segment

In July 2017, we completed our acquisition of miraDry, following which we began selling the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors through the precise and non-invasive delivery of microwave energy to the region where sweat glands reside. The energy generates heat at the dermal-fat interface which results in destruction of the sweat glands. At the same time, a continuous hydro-ceramic cooling system protects the superficial dermis and keeps the heat focused at the dermal-fat interface where the sweat glands reside. Because sweat glands do not regenerate after the procedure, we believe the results are lasting. Microwaves are the ideal technology as the energy can be focused directly at the dermal-fat interface where the glands reside.

The miraDry System has been cleared by the FDA as indicated for use in the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature, plus unwanted underarm hair removal, and permanent reduction of underarm hair of all colors for Fitzpatrick skin types I – IV. Permanent hair reduction is defined as long-term, stable reduction in the number of hairs regrowing when measured at 6, 9 and 12 months after the completion of a treatment regime. When used for the treatment of primary axillary hyperhidrosis, the miraDry System may reduce underarm odor. In addition, the

miraDry System received CE mark approval for the treatment of primary axillary hyperhidrosis and approval in several other countries.

The miraDry System provides patients with a non-invasive and durable procedure to selectively destroy underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat.  The miraDry System is clinically proven to reduce sweat in one or more procedures of approximately 60-minutes, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical and minimally-invasive procedures. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve the lasting results.

The miraDry System consists of a console and a handheld device which uses consumable single-use bioTips. The miraDry procedure is not technique-dependent, does not require significant training or skill for the treatment provider, and the user-interface guides the provider through each step of the procedure for each treatment. We sell our miraDry System and consumable single-use bioTips only to physicians, consisting of dermatologists, plastic surgeons, aesthetic specialists and physicians specializing in the treatment of hyperhidrosis. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices but are generally not board-certified dermatologists or plastic surgeons. Physicians can market the miraDry procedure as a premium, highly-differentiated, non-surgical sweat reduction procedure. We are approved to sell the miraDry System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America.

The miraDry segment generated net sales of $5.1 million for the year ended December 31, 2017 from the acquisition date on July 25, 2017. With the acquisition of miraDry, we expect net sales, cost of goods sold, sales and marketing, general and administrative, and research and development expenses to increase in 2018 when compared to 2017 and prior periods.

Components of Operating Results

Net Sales

We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. Our Breast Products segment net sales for the year ended December 31, 2017 and 2016 reflects the combined effect of the temporary hold on sales and implanting of breast products manufactured by Silimed until March 1, 2016, our controlled re-entry to market designed to optimize our supply of breast implant inventory, the commercial introductions of our scar management products as of March 2016 and our tissue expander portfolio as of November 2016. Net sales for our miraDry segment include net sales of the miraDry System and consumable bioTips as of the acquisition date of July 25, 2017.

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures and purchase of miraDry procedures. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product warranties, inventory fair market value adjustment, royalty costs, and warehouse and other related costs. With the acquisition of miraDry, cost of goods sold also consists of raw material, labor, overhead, and variable manufacturing costs associated with the manufacturing of the miraDry Systems and bioTips.

With respect to our supplier contracts, all our products and raw materials are manufactured under contracts with fixed unit costs.

We provide a commercial warranty on our silicone gel breast implants and a standard warranty on our miraDry Systems, handpieces and bioTips. The estimated warranty costs are recorded at the time of sale. In addition, the inventory fair market value associated with non-cash purchase accounting adjustments and royalty costs related to both the SSP and miraDry acquisitions are recorded at the time of sale.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, business development and administrative functions.  Other G&A expenses include outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities, information technologies expenses and changes in the valuation of deferred and contingent consideration. In 2015, G&A expenses also include the federal excise tax on the sale of our medical devices in the United States. In 2016 and 2017, we did not have expense for the federal excise tax on the sale of our medical devices, as the tax was suspended for 2016 and 2017.

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

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the period ended December 31, 2017. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets. However, as a result of the BIOCORNEUM and tissue expander portfolio acquisitions, we have deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and have provided for tax expense and a corresponding deferred tax liability associated with these indefinite-lived intangible assets.

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

Revenue Recognition

We recognize revenue related to sales of products directly to customers in markets where we have regulatory approval, net of trade discounts and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title and risk of loss have transferred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.  Sales prices are documented in the executed sales contract or purchase order prior to shipment. We evaluate the creditworthiness of customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue for extended warranties and service agreements are recognized ratably over the term of the agreement.

A portion of our revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted, not when the consigned products are delivered to the customer’s warehouse.

We also sell the miraDry System internationally through a combination of distributor networks and direct sales efforts. We recognize revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required or any written matters requiring customer acceptance, which generally occurs upon shipment. Standard terms in these agreements do not allow for trial periods, rights of return, refunds, payments contingent on obtaining financing or other terms that could impact the customer’s obligation.

Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. For Breast Products specifically, we allow for the return of Breast Products from customers within six months after the original sale and record estimated sales returns as a reduction of sales in the same period revenue is recognized.  Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $3.9 million for both December 31, 2017 and 2016, recorded net against accounts receivable in the consolidated balance sheet.

Warranty Reserve

We offer a limited warranty and a lifetime product replacement program for our silicone gel breast implants and a product warranty for our miraDry System. Under the breast implant limited warranty program, we will reimburse patients for certain out‑of‑pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the lifetime product replacement program, we provide no‑charge replacement breast implants under a covered event. The programs are available to all patients implanted with our silicone breast implants after April 1, 2012 and are subject to the terms, conditions, claim procedures, limitations and exclusions. Timely completion of a device tracking and warranty enrollment form by the patient’s Plastic Surgeon is required to activate the programs and for the patient to be able to receive benefits under either program. Under the miraDry warranty, we currently provide a standard product warranty for the consoles, handpieces and miraDry consumables, or bioTips. Additionally, an extended warranty may be purchased to provide additional protection of the miraDry System.

We recorded expense for the accrual of warranties in the amounts of $0.2 million, $0.1 million and $0.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, we held total warranty liabilities of $1.6 million and $1.4 million, respectively.

Stock‑Based Compensation

We recognize stock‑based compensation using a fair‑value based method for costs related to all employee share‑based payments, including stock options, restricted stock units, and the employee stock purchase plan.  Stock-based compensation cost is measured at the date of grant based on the estimated fair value of the award.

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

We recorded total non‑cash stock‑based compensation expense of $6.8 million, $3.2 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had total unrecognized compensation costs of $2.5 million related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.98 years. As of December 31, 2017, we had total unrecognized compensation costs of $5.7 million related to unvested restricted stock units, or RSUs. These costs are expected to be recognized over a weighted average period of 1.89 years.

The following table represents stock-based compensation expense included in operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands:

	December 31,
	2017	2016	2015
Operating Expenses
Sales and marketing	$1,368	$1,000	$771
Research and development	645	344	284
General and administrative	4,753	1,892	1,327
Total	$6,766	$3,236	$2,382

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

Acquisition-related deferred and contingent consideration associated with a business combination is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in general and administrative expense. We use the Monte-Carlo Simulation model to estimate the fair value of deferred and contingent consideration, which requires input assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. Changes in the fair value of the acquisition-related deferred and contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our contingent consideration fair value expense could be materially different in the future.

Recent Accounting Pronouncements

Please refer to Note 2 in the notes to our financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
	(In thousands)
Statement of operations data
Net sales	$36,542	$20,734
Cost of goods sold	14,171	6,880
Gross profit	22,371	13,854
Operating expenses
Sales and marketing	33,911	20,607
Research and development	9,813	9,704
General and administrative	31,537	21,959
Legal settlement	10,000	1,618
Total operating expenses	85,261	53,888
Loss from operations	(62,890)	(40,034)
Other income (expense), net
Interest income	172	63
Interest expense	(1,232)	(98)
Other income (expense), net	(95)	(36)
Total other income (expense), net	(1,155)	(71)
Loss before income taxes	(64,045)	(40,105)
Income tax (benefit) expense	(17)	61
Net loss	$(64,028)	$(40,166)

Net Sales

Net sales increased $15.8 million, or 76%, to $36.5 million for the year ended December 31, 2017, as compared to $20.7 million for the year ended December 31, 2016. Net sales of our Breast Products segment increased $10.8 million to $31.5 million for the year ended December 31, 2017, as compared to $20.7 million for the year ended December 31, 2017. The increase was a result of the controlled re-entry to market designed to optimize our supply of breast implant inventory after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016. Net sales of our Breast Products segment for the year ended December 31, 2017 also included sales of the tissue expander portfolio we acquired from SSP as of November 2016 and the integration of our scar management products after our acquisition of BIOCORNEUM in March 2016. The acquisition of miraDry contributed $5.1 million of net sales since the acquisition on July 25, 2017.

As of December 31, 2017, our sales organization included 90 employees, including 83 U.S. employees and 7 international employees, as compared to 43 employees as of December 31, 2016. The increase is primarily attributed to the acquisition of miraDry.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $7.3 million, or 106%, to $14.2 million for the year ended December 31, 2017, as compared to $6.9 million for the year ended December 31, 2016. This increase was due to an increase in sales volume of the Breast Products segment and a $2.3 million reserve of excess and obsolete inventory in 2017, mainly related to breast products that are not expected to be sold prior to expiration in 2018. In addition, the acquisition of miraDry increased cost of goods by $2.7 million since the acquisition on July 25, 2017.

The gross margins for the years ended December 31, 2017 and 2016 were 61.2% and 66.8%, respectively. The decrease for the year ended December 31, 2017 was primarily due to the inclusion of miraDry which carries a lower margin and an increase in excess and obsolete inventory reserves.  The increase in inventory reserves resulted from the timing and recognition of products anticipated to expire prior to being sold and discontinuation of certain product lines.

Sales and Marketing Expenses

Sales and marketing expenses increased $13.3 million, or 64.6%, to $33.9 million for the year ended December 31, 2017, as compared to $20.6 million for the year ended December 31, 2016. The increase is primarily due to the increase in employee related costs as a result of increased sales and headcount. The acquisition of miraDry increased sales and marketing expenses by $5.4 million since the acquisition on July 25, 2017.

Research and Development Expenses

R&D expenses increased $0.1 million, or 1.1%, to $9.8 million for the year ended December 31, 2017, as compared to $9.7 million for the year ended December 31, 2016. The acquisition of miraDry increased research and development expenses by $0.9 million since the acquisition on July 25, 2017.

General and Administrative Expenses

G&A expenses increased $9.5 million, or 43.6%, to $31.5 million for the year ended December 31, 2017, as compared to $22.0 million for the year ended December 31, 2016. The increase consisted primarily of an increase in employee related costs, an increase in acquisition related costs, an increase in amortization and change in fair market value of contingent consideration related to acquisitions. The acquisition of miraDry increased general and administrative expenses by $2.2 million since the acquisition on July 25, 2017.

Legal Settlement Expenses

Legal settlement expenses were $10.0 million for the year ended December 31, 2017 for the settlement of the Silimed Litigation. Legal settlement expenses were $1.6 million for the year ended December 31, 2016 for the settlement of the Class Action Shareholder Litigation which was comprised of a loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million.

Other Income (Expense), net

Total other income (expense), net for the year ended December 31, 2017 was primarily associated with expenses related to the change in fair value of warrants, interest expense and amortization of issuance costs associated with our Credit Agreements. Total other income (expense), net for the year ended December 31, 2016 was primarily associated with interest income on cash held in a money market account, interest paid on inventory payable and expense recognized for the change in fair value of warrants.

Income Tax (Benefit) Expense

Income tax benefit was $17 thousand for the year ended December 31, 2017, as compared to expense of $0.1 million for the year ended December 31, 2016. Income tax expense is primarily associated with a deferred tax liability associated with indefinite lived intangibles from acquisitions that cannot offset the deferred tax asset. The income tax benefit for 2017 is due to measuring the December 31, 2017 deferred tax liability using the future decreased federal corporate income tax rate under the Tax Cuts and Jobs Act.

Comparison of the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years ended 2016 and 2015:

	Year Ended
	December 31,
	2016	2015
	(In thousands)
Statement of operations data
Net sales	$20,734	$38,106
Cost of goods sold	6,880	10,654
Gross profit	13,854	27,452
Operating expenses
Sales and marketing	20,607	25,762
Research and development	9,704	7,199
General and administrative	21,959	18,738
Legal settlement	1,618	—
Goodwill impairment	—	14,278
Total operating expenses	53,888	65,977
Loss from operations	(40,034)	(38,525)
Other income (expense), net
Interest income	63	32
Interest expense	(98)	(3,097)
Other income (expense), net	(36)	360
Total other income (expense), net	(71)	(2,705)
Loss before income taxes	(40,105)	(41,230)
Income tax expense	61	—
Net loss	$(40,166)	$(41,230)

Net Sales

Net sales decreased $17.4 million, or 45.6%, to $20.7 million for the year ended December 31, 2016, as compared to $38.1 million for the year ended December 31, 2015. The decrease was a result of both our voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016 and our controlled re-entry to market designed to optimize our supply of breast implant inventory. The decrease in breast implant net sales was offset by $3.8 million of scar management product net sales for the year ended December 31, 2016, following the acquisition of BIOCORNEUM in March 2016.

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

The gross margins for the years ended December 31, 2016 and 2015 were 66.8% and 72.0%, respectively. The decrease for the year ended December 31, 2016 was primarily due to increased inventory reserves partially offset by increased sales of our scar management products, which generally have higher gross margins.  The increase in inventory reserves resulted from the timing and recognition of products anticipated to expire prior to being sold and discontinuation of certain product lines.

Sales and Marketing Expenses

Sales and marketing expenses decreased $5.2 million, or 20.0%, to $20.6 million for the year ended December 31, 2016, as compared to $25.8 million for the year ended December 31, 2015.  This decrease consisted primarily of a $2.9 million decrease in employee–related costs as a result of decreased headcount and a $2.6 million decrease in marketing costs due to lower no-charge customer shipping costs and less direct marketing activities.

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

General and Administrative Expenses

G&A expenses increased $3.3 million, or 17.2%, to $22.0 million for the year ended December 31, 2016, as compared to $18.7 million for the year ended December 31, 2015.  This increase consisted primarily of a $2.9 million increase in outside legal counsel and litigation expenses and a $0.8 million increase in amortization expense related to intangible assets acquired in the fiscal year, offset by a $0.8 million decrease in medical device excise tax costs as a result of the suspension of the tax during calendar years 2016 and 2017.

Legal Settlement Expenses

Legal settlement expenses were $1.6 million for the year ended December 31, 2016 for the settlement of the Class Action Shareholder Litigation which was comprised of a loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. There were no legal settlement expenses for the year ended December 31, 2015.

Goodwill Impairment

There were no goodwill impairment charges for the year ended December 31, 2016. Goodwill impairment charges for the year ended December 31, 2015 were $14.3 million. For additional information on the goodwill impairment for the year ended December 31, 2015, see Note 6 to our Financial Statements included herein.

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

Income Tax Expense

Income tax expense was $0.1 million for the year ended December 31, 2016 . There was no income tax expense for the year ended December 31, 2015. Income tax expense for the year ended December 31, 2016 was associated with a deferred tax liability associated with indefinite lived intangibles from acquisitions that cannot offset the deferred tax asset.

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

To fund our ongoing operating and capital needs, we will need to raise additional equity or debt capital. In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million.  In addition, upon receipt of FDA certifications of the manufacturing facility operated by Vesta by March 31, 2018, we may receive a $10.0 million term loan pursuant to our credit agreement with MidCap Financial Trust.  We may also seek additional capital through the sale of equity securities or issuance of debt. There can be no assurance, however, that we will obtain FDA certifications or otherwise be successful in completing an equity or debt financing on a timeframe that coincides with our cash needs, on acceptable terms, or completing it at all.  Our independent registered public accounting firm has included in its auditor’s report on our consolidated financial statements, included in this Annual Report on Form 10-K, a “going concern” explanatory paragraph, meaning that the  recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. While there can be no assurances that the Company will be successful in obtaining the level of financing needed for its operations, the Company believes it is probable that the actions taken, together with any additional equity or debt financing the Company may pursue, will be sufficient to address liquidity needs and alleviate the substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If the Company is unsuccessful in raising capital, it may need to reduce activities, curtail or cease certain operations.

In November 2014, we completed our IPO, raising approximately $77.0 million in net proceeds. In September 2015, we completed a follow-on public offering of common stock raising approximately $61.4 million in net proceeds.

On March 13, 2017, we entered into the SVB Loan Agreement. Under the terms of the SVB Loan Agreement, SVB made available to us a $15.0 million Revolving Line of Credit and a $5.0 million term loan. On July 25, 2017, we repaid in full our outstanding indebtedness under the SVB Loan Agreement and the agreement was terminated and replaced with the Credit Agreements with Midcap.

On July 25, 2017, we borrowed $25.0 million pursuant to the Term Loan Credit Agreement with Midcap and the other lenders party thereto. We used the proceeds (i) to repay in full our then-existing indebtedness under the SVB Loan Agreement, which totaled approximately $5.0 million, (ii) to pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The Term Loan Credit Agreement provides for (i) the Closing Date Term Loan, (ii) until March 31, 2018, an additional $10.0 million term loan facility subject to the satisfaction of certain conditions, including FDA certification of the manufacturing facility operated by Vesta and (iii) an additional $5.0 million term loan facility subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue (as defined in the Term Loan Credit Agreement) for the past 12 months was greater than or equal to $75.0 million.  In addition, on July 25, 2017, we also entered into a Revolving Credit Agreement with MidCap and the other lenders party thereto. The amount available to be drawn under the Revolving Credit Agreement is based on a Borrowing Base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. We may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021.

See Note 5 to the financial statement for a full description of our debt and revolving line of credit.

As of December 31, 2017, we had $26.6 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and the tissue expander portfolio from SSP.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(45,916)	$(34,430)	$(18,184)
Investing activities	(20,319)	(12,835)	(1,128)
Financing activities	25,611	1,676	35,384
Net change in cash and cash equivalents	$(40,624)	$(45,589)	$16,072

Cash used in operating activities

Net cash used in operating activities was $45.9 million, $34.4 million and $18.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. The $11.5 million increase in cash used in operating activities between the years ended December 31, 2017 and 2016 was primarily associated with a $23.8 million increase in net loss, offset by the timing of the receipt of the $9.4 million Class Action Shareholder Litigation insurance receivable. The $16.2 million increase in cash used in operating activities between the years ended December 31, 2016 and 2015 was primarily associated with a $17.4 million decrease in net sales, a $2.1 million increase in operating expenses, excluding goodwill impairment for 2015, and an increase in cash outflows from operating assets and liabilities, primarily related to customer deposits and timing of accounts payable and accrued liability payments.

Cash used in investing activities

Net cash used in investing activities was $20.3 million, $12.8 million and $1.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in cash used in investing activities of $7.5 million between the years ended December 31, 2017 and 2016 was primarily due to $18.4 million for the acquisition of miraDry in July 2017. The increase in cash used in investing activities of $11.7 million between the years ended December 31, 2016 and 2015 was primarily due to $6.9 million for the acquisition of BIOCORNEUM in March 2016 and $5.0 million for the acquisition of the AlloX2 and Dermaspan lines of breast tissue expanders, in addition to the Softspan line of general tissue expanders from SSP in November 2016.

Cash provided by financing activities

Net cash provided by financing activities was $25.6 million, $1.7 million and $35.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in cash provided by financing activities of $23.9 million between the years ended December 31, 2017 and 2016 was primarily the result of borrowing under the Term Loan. The decrease in cash provided by financing activities of $33.7 million between the years ended December 31, 2016 and 2015 was primarily the result of a decrease in cash proceeds from the issuance of our common stock. For the year ended December 31, 2015, we received cash proceeds from the issuance of common stock, net of underwriters discount in a follow-on offering of $62.0 million, offset by the repayment of long-term debt of $26.6 million.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the timing to qualify Vesta with the FDA and the timing and availability of any alternative manufacturing sources, and costs associated with procuring and qualifying such manufacturing capacity;
•	net sales generated by our Breast Products and miraDry segments, and any other future products that we may develop and commercialize;

•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs;
•	investment in inventory required to meet customer demands; and
•	expenses we incur in connection with defending against litigation.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2017:

	Payments Due by Period
					More than
	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	$2,370	$1,164	$1,206	$—	$—
Purchase obligations (1)	10,771	10,771	—	—	—
Term loan principle obligations (2)	25,000	25,000		—	—
Total contractual obligations	$38,141	$36,935	$1,206	$—	$—

(1)

Purchase obligations include open purchase commitments with our contract manufacturers. We currently expect to fund these commitments with cash flows from operations, existing cash balances or borrowings under our term loan.

(2)

Term loan principle obligations do not include interest obligations related to the Term Loan Credit Agreement and Revolving Credit Agreement as the interest obligation cannot be reasonably estimated. The Term Loan Credit Agreement and Revolving Credit Agreement are discussed in Note 5.

Off‑Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2017, we had $26.6 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act means control and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or the COSO 2013 Framework. Based on this assessment, management concluded that as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Remediation of Previous Material Weakness

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2016, we previously identified a material weakness in our internal control over financial reporting related to accounting for significant unusual transactions. During 2017, management implemented new internal controls relating to the recognition and measurement of significant unusual transactions, including those involving external service providers, as well as management review controls over business combinations, specifically key assumptions, financial data and calculations used to measure the fair value of acquired assets and liabilities, including contingent consideration prepared by its external service provider. As a result, management determined that the material weakness identified as of December 31, 2016 has been remediated as of December 31, 2017.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness described herein, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 13, 2018, the Company entered into a Second Amendment to Employment Agreement, or the Amendment, with Jeffrey M. Nugent, the Company’s Chief Executive Officer.  The Amendment provides for, among other things, a special long-term performance bonus of up to $5,000,000 based on the achievement of certain market-based performance criteria established by the Compensation Committee over a five-year period commencing on March 15, 2018.  In addition, the Amendment provides that Mr. Nugent’s annual discretionary bonus may be up to 100% of his base salary.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15.  Exhibits, Financial Statements and Schedule

(a)(1)	Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)	Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3)	Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

Item 16.	Form 10-K Summary

None.

Sientra, Inc.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Sientra, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sientra, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, insufficient cash flows generated from operations, potential violations of financial covenants and need to obtain additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP
We have served as the Company’s auditor since 2014.
Los Angeles, California
March 13, 2018

Sientra, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$26,588	$67,212
Accounts receivable, net of allowances of $4,816 and $4,329 at December 31, 2017 and December 31, 2016, respectively	6,569	3,082
Inventories, net	20,896	18,484
Insurance recovery receivable	39	9,375
Prepaid expenses and other current assets	1,473	1,852
Total current assets	55,565	100,005
Property and equipment, net	4,763	2,986
Goodwill	12,507	4,878
Other intangible assets, net	18,803	6,186
Other assets	575	228
Total assets	$92,213	$114,283
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$24,639	$—
Accounts payable	5,811	3,555
Accrued and other current liabilities	13,474	6,507
Legal settlement payable	1,000	10,900
Customer deposits	5,423	6,559
Total current liabilities	50,347	27,521
Deferred and contingent consideration	12,597	1,637
Warranty reserve and other long-term liabilities	1,646	1,508
Total liabilities	64,590	30,666
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 19,474,702 and 18,671,409 and outstanding 19,401,975 and 18,598,682 shares at December 31, 2017 and December 31, 2016 respectively	194	186
Additional paid-in capital	307,159	299,133
Treasury stock, at cost (72,727 shares at December 31, 2017 and December 31, 2016)	(260)	(260)
Accumulated deficit	(279,470)	(215,442)
Total stockholders’ equity	27,623	83,617
Total liabilities and stockholders’ equity	$92,213	$114,283

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$36,542	$20,734	$38,106
Cost of goods sold	14,171	6,880	10,654
Gross profit	22,371	13,854	27,452
Operating expenses:
Sales and marketing	33,911	20,607	25,762
Research and development	9,813	9,704	7,199
General and administrative	31,537	21,959	18,738
Legal settlement	10,000	1,618	—
Goodwill impairment	—	—	14,278
Total operating expenses	85,261	53,888	65,977
Loss from operations	(62,890)	(40,034)	(38,525)
Other income (expense), net:
Interest income	172	63	32
Interest expense	(1,232)	(98)	(3,097)
Other income (expense), net	(95)	(36)	360
Total other income (expense), net	(1,155)	(71)	(2,705)
Loss before income taxes	(64,045)	(40,105)	(41,230)
Income tax (benefit) expense	(17)	61	—
Net loss	$(64,028)	$(40,166)	$(41,230)
Basic and diluted net loss per share attributable to common stockholders	$(3.34)	$(2.20)	$(2.61)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	19,159,057	18,233,177	15,770,972

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2014	—	$—	14,985,704	$150	72,727	$(260)	229,795	$(134,046)	$95,639
Proceeds from follow-on offering, net of costs	—	—	3,000,000	30	—	—	61,367	—	61,397
Employee stock-based compensation expense	—	—	—	—	—	—	2,382	—	2,382
Stock option exercises	—	—	36,189	—	—	—	119	—	119
Employee stock purchase program (ESPP)	—	—	44,250	—	—	—	564	—	564
Net loss	—	—	—	—	—	—	—	(41,230)	(41,230)
Balances at December 31, 2015	—	$—	18,066,143	$180	72,727	$(260)	$294,227	$(175,276)	$118,871
Employee stock-based compensation expense	—	—	—	—	—	—	3,236	—	3,236
Stock option exercises	—	—	478,099	5	—	—	918	—	923
Employee stock purchase program (ESPP)	—	—	122,667	1	—	—	752	—	753
Vested restricted stock			4,500	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(40,166)	(40,166)
Balances at December 31, 2016	—	$—	18,671,409	$186	72,727	$(260)	$299,133	$(215,442)	$83,617
Employee stock-based compensation expense	—	—	—	—	—	—	6,766	—	6,766
Stock option exercises	—	—	480,236	5	—	—	1,341	—	1,346
Employee stock purchase program (ESPP)	—	—	108,081	1	—	—	646	—	647
Vested restricted stock	—	—	293,910	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(78,934)	(1)	—	—	(724)	—	(725)
Net loss	—	—	—	—	—	—	—	(64,028)	(64,028)
Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(64,028)	$(40,166)	$(41,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	—	14,278
Depreciation and amortization	3,034	1,177	318
Provision for doubtful accounts	493	437	233
Provision for warranties	294	71	385
Provision for inventory	3,125	1,323	469
Amortization of acquired inventory step-up	999	61	—
Change in fair value of warrants	95	39	(360)
Change in fair value of deferred and contingent consideration	1,025	37	—
Non-cash portion of debt extinguishment loss	17	—	—
Amortization of debt discount and issuance costs	140	—	—
Non-cash interest expense	1	3	1,386
Stock-based compensation expense	6,766	3,236	2,382
Loss on disposal of property and equipment	25	124	—
Deferred income taxes	(21)	61	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,890)	927	715
Inventories	527	2,390	(898)
Prepaid expenses, other current assets and other assets	674	(529)	147
Insurance recovery receivable	9,336	(9,375)	—
Accounts payable	1,290	(564)	1,546
Accrued and other liabilities	3,218	(1,422)	1,571
Legal settlement payable	(9,900)	10,900	—
Customer deposits	(1,136)	(3,160)	874
Net cash used in operating activities	(45,916)	(34,430)	(18,184)
Cash flows from investing activities:
Purchase of property and equipment	(1,864)	(1,126)	(1,128)
Business acquisitions, net of cash acquired	(18,455)	(11,709)	—
Net cash used in investing activities	(20,319)	(12,835)	(1,128)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,346	923	119
Proceeds from issuance of common stock under ESPP	647	753	564
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(725)	—	—
Proceeds from issuance of common stock, net of underwriters discount	—	—	62,040
Deferred equity issuance costs, IPO	—	—	(71)
Deferred equity issuance costs, follow-on offering	—	—	(643)
Repayment of long-term debt	—	—	(26,625)
Gross borrowings under the Term Loan	25,000	—	—
Gross borrowings under the Revolving Line of Credit	5,000	—	—
Repayment of the Revolving Line of Credit	(5,000)	—	—
Deferred financing costs	(657)	—
Net cash provided by financing activities	25,611	1,676	35,384
Net decrease in cash and cash equivalents	(40,624)	(45,589)	16,072
Cash and cash equivalents at:
Beginning of period	67,212	112,801	96,729
End of period	$26,588	$67,212	$112,801
Supplemental disclosure of cash flow information:
Interest paid	$870	$96	$1,884
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	1,088	939	22
Acquisition of business, deferred and contingent consideration obligations at fair value	10,912	1,600	—
Forgiveness of SVB Loan commitment fee	750	—	—
Accrued deferred financing costs	6	—	—

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Notes to the Consolidated Financial Statements

(1) Formation and Business of the Company

(a)	Formation

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”), was incorporated in the State of Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed its name to Sientra, Inc. in April 2007. The Company acquired substantially all the assets of Silimed, Inc. on April 4, 2007. The purpose of the acquisition was to acquire the rights to the silicone breast implant clinical trials, related product specifications and pre-market approval, or PMA, assets. Following this acquisition, the Company focused on completing the clinical trials to gain FDA approval to offer its silicone gel breast implants in the United States.

In March 2012, the Company announced it had received approval from the FDA for its portfolio of silicone gel breast implants, and in the second quarter of 2012 the Company began commercialization efforts to sell its products in the United States. The Company, based in Santa Barbara, California, is a medical aesthetics company that focuses on serving board-certified plastic surgeons and offers a portfolio of silicone shaped and round breast implants, scar management, tissue expanders, and body contouring products.

In November 2014, the Company completed an initial public offering, or IPO, and its common stock is listed on the Nasdaq Stock Exchange under the symbol “SIEN.”

(b)	Follow-on Offering

On September 23, 2015, the Company closed a follow-on public offering, whereby it sold 3,000,000 shares of its common stock, at a price to the public of $22.00 per share. The Company received net proceeds from the follow-on offering of approximately $61.4 million, after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $0.6 million.

(c)	Acquisition of miraDry

On June 11, 2017, Sientra entered into an Agreement and Plan of Merger, or the Merger Agreement, with miraDry (formerly Miramar Labs), pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, added the miraDry® System to Sientra’s aesthetics portfolio.

(d)	Regulatory Review of Vesta Manufacturing

The Company has engaged Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, for the manufacture and supply of the Company’s breast implants. On March 14, 2017, the Company announced it had submitted a PMA supplement to the FDA for the manufacturing of the Company’s PMA-approved breast implants by Vesta. On January 30, 2018, the Company announced the FDA has granted approval of the site-change pre-market approval, or PMA, supplement for the Company’s contract manufacturer, Vesta, to manufacture their silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, the Company also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA supplements.  In addition to approving the manufacturing site-change supplement, the FDA has approved two (2) of these three (3) process enhancement supplements, while requesting additional information for the third submission.  The Company continues to work closely with the FDA to address their information requests related to this third and final outstanding submission in order to resolve these matters in a timely manner.

(e)	Regulatory Inquiries Regarding Products Manufactured by Silimed

There have been regulatory inquiries related to medical devices manufactured by Silimed Indústria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.), or Silimed, the Company’s former sole source contract manufacturer for its silicone gel breast implants. Following extensive independent, third-party testing and analyses of its devices manufactured by Silimed, which tests indicated no significant safety concerns with the use of Silimed’s products, the Company lifted the temporary hold on the sale of such devices. While the Company continues to sell its remaining inventory of devices manufactured by Silimed, its existing manufacturing contract with Silimed expired on its terms in April 2017 and the Company did not renew the contract.

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

(b)	Going Concern

Since inception, the Company has incurred net losses. During the years ended December 31, 2017, 2016 and 2015 the Company incurred net losses of $64.0 million, $40.2 million and $41.2 million, respectively. The Company used $45.9 million of cash in operations for the year ended December 31, 2017, $34.4 million for the year ended December 31, 2016 and $18.2 million for the year ended December 31, 2015. At December 31, 2017 and 2016 the Company had an accumulated deficit of $279.5 million and $215.4 million, respectively. At December 31, 2017, the Company had cash and cash equivalents of $26.6 million.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The Company has incurred recurring losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. In addition, while the Company was in compliance with the financial covenants in its credit agreement with MidCap Financial Trust at December 31, 2017, given the potential violations of those covenants during fiscal year 2018, the Company has classified the debt as current in the consolidated balance sheet at December 31, 2017. Management has taken and is taking actions to improve our liquidity.  For example, the Company has the ability to receive a $10.0 million term loan pursuant to our credit agreement with MidCap Financial Trust, upon receipt of FDA certifications of the manufacturing facility operated by Vesta by March 31, 2018. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50 million.  In addition, the Company may raise additional capital through the sale of equity securities and incremental debt financing.  While there can be no assurances that the Company will be successful in obtaining the level of financing needed for its operations, the Company believes it is probable that the actions taken, together with any additional equity or debt financing the Company may pursue, will be sufficient to address liquidity needs and alleviate the substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If the Company is unsuccessful in raising capital, it may need to reduce activities, curtail or cease certain operations.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred and contingent consideration are discussed in Note 2. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of December 31, 2017, the carrying value of the debt is presented as a current liability of $24.6 million, representing the principal obligations, net of debt issuance costs, owed under the term loan.

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

The Company assessed the fair value of the deferred consideration and contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM, the contingent consideration for future milestone payments for the acquisition of the tissue expander portfolio from SSP and the deferred and contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the deferred consideration and contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	194	194
Liability for deferred consideration	—	—	1,255	1,255
Liability for contingent consideration	—	—	12,319	12,319
	$—	—	13,768	13,768

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	99	99
Liability for deferred consideration	—	—	395	395
Liability for contingent consideration	—	—	1,242	1,242
	$—	—	1,736	1,736

The liability for common stock warrants and the current portion of deferred consideration is included in “accrued and other current liabilities” and the long-term liabilities for the deferred consideration and contingent consideration are included in “deferred and contingent consideration” in the consolidated balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants, deferred and contingent consideration for which fair value is determined by Level 3 inputs (in thousands):

Warrant Liability
Balance, December 31, 2016	$99
Fair value of warrants to be issued upon borrowing under the SVB Loan Agreement (Note 5)	88
Warrants extinguished upon termination of SVB Loan Agreement	(88)
Change in fair value through December 31, 2017	95
Balance, December 31, 2017	$194
Deferred Consideration Liability
Balance, December 31, 2016	$395
Initial fair value of acquisition-related deferred consideration	966
Change in fair value of deferred consideration	(106)
Balance, December 31, 2017	$1,255
Contingent Consideration Liability
Balance, December 31, 2016	$1,242
Initial fair value of acquisition-related contingent consideration	9,946
Change in fair value of contingent consideration	1,131
Balance, December 31, 2017	$12,319

In connection with the acquisition of miraDry on July 25, 2017, contingent consideration of up to an aggregate of $14.0 million may be payable upon achieving certain future sales milestones and had a fair value of $10.4 million at December 31, 2017.

In connection with the acquisition of the tissue expander portfolio from SSP on November 2, 2016, contingent consideration of up to an aggregate of $2.0 million may be payable upon achieving certain future sales milestones and had a fair value of $1.8 million and $1.1 million at December 31, 2017 and 2016, respectively.

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the consolidated statement of operations and changes in deferred consideration and contingent consideration are recognized in “general and administrative” expense in the consolidated statement of operations.

(g)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale of an asset, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

(h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. After the acquisition of miraDry, management began evaluating the Company as two reporting units, Breast Products and miraDry. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company tests indefinite-lived intangible assets for impairment on at least an annual basis and whenever circumstances suggest the assets may be impaired. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. If indicators of impairment are present, the Company evaluates the carrying value of the intangible assets in relation to estimates of future undiscounted cash flows. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

Judgments about the recoverability of purchased finite‑lived intangible assets are made whenever events or changes in circumstance indicate that impairment may exist. Each fiscal year the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstance warrant a revision to the remaining periods of amortization. Recoverability of finite‑lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. The intangible asset is amortized to the consolidated statement of operations based on estimated cash flows generated from the intangible over its estimated life.

(i)	Impairment of Long‑Lived Assets

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments of long‑lived assets recorded during the years ended December 31, 2017, 2016 and 2015. The Company may record impairment losses in future periods if factors influencing its estimates change.

(j)	Business Combinations

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

(k)	Segment Reporting

Reportable segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics. Based on the financial information presented to and reviewed by the CODM, the Company has determined that it has two reportable segments: Breast Products and miraDry.

(l)	Revenue Recognition

The Company recognizes revenue related to sales of products directly to customers in markets where it has regulatory approval, net of trade discounts and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title and risk of loss have transferred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.  Sales prices are documented in the executed sales contract or purchase order prior to shipment. The Company evaluates the creditworthiness of customers to determine that appropriate credit limits are established prior to the acceptance of an order.  Revenue for extended warranties and service agreements are recognized ratably over the term of the agreement.

A portion of the Company’s revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted, not when the consigned products are delivered to the customer’s warehouse.

The Company also leverages a distributor network for selling the miraDry System internationally.  The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance, which generally occurs upon shipment. Standard terms in these agreements do not allow for trial periods, rights of return, refunds, payments contingent on obtaining financing or other terms that could impact the customer’s obligation.

Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. For Breast Products specifically, the Company allows for the return of Breast Products from customers within six months after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized.  Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates.

If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $3.9 million as of both December 31, 2017 and 2016, recorded net against accounts receivable in the consolidated balance sheet.

Shipping and handling charges are largely provided to customers free of charge for breast products. The associated costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election. Shipping and handling charges are typically billed to the customer for sales of the miraDry Systems and are recorded as a component of cost of goods sold in the consolidated statement of operations.  For the years ended 2017, 2016 and 2015 shipping costs amounted to $1.0 million, $0.6 million and $1.1 million, respectively.

(m)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect from some of its customers. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit‑worthiness, past transaction history with the customer, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required. The Company has established an allowance for doubtful accounts of $0.9 million and $0.4 million as of December 31, 2017 and 2016, respectively.

(n)	Inventories and Cost of Goods Sold

Inventories represent raw materials, work in process and finished goods that are recorded at the lower of cost or market on a first‑in, first‑out basis, or FIFO. miraDry inventory costs are determined using a standard cost, which approximates actual cost on an average cost basis. The Company periodically assesses the recoverability of all inventories to determine whether adjustments for impairment or obsolescence are required. The Company evaluates the remaining shelf life and other general obsolescence and impairment criteria in assessing the recoverability of the Company’s inventory.

The Company recognizes the cost of inventory transferred to the customer in cost of goods sold when revenue is recognized.

At December 31, 2017 and 2016, approximately $1.6 million and $2.0 million, respectively, of the Company’s Breast Products segment inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

(o)	Income Taxes

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

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities associated with indefinite lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense (or benefit) and a corresponding deferred tax liability associated with these indefinite lived intangible assets. Tax benefit for the year ended December 31, 2017 was $17 thousand and tax expense for the year ended December 31, 2016 was $0.1 million. There was no tax expense (or benefit) for the year ended December 31, 2015.

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

(p)	Research and Development Expenditures

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

(q)	Advertising

Expenses related to advertising are charged to sales and marketing expense as incurred. Advertising costs were $1.8 million, $0.6 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(r)	Stock‑Based Compensation

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

During the year ended December 31, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and changed its policy from estimating forfeitures to recording forfeitures when they occur.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2017			2016			2015
Expected term (in years)	4.47	to	6.07	5.47	to	6.07	5.27	to	6.08
Expected volatility	45%	to	56%	51%	to	53%	45%	to	52%
Risk-free interest rate	1.24%	to	2.45%	1.42%	to	1.54%	1.48%	to	1.92%
Dividend yield	—			—			—

The following table presents the weighted-average assumptions used to estimate the fair value of the stock purchase rights granted under the employee stock purchase plan:

	Year Ended December 31,
ESPP	2017			2016			2015
Expected term (in years)	0.50	to	2.10	0.50	to	2.10	0.50	to	2.10
Expected volatility	46%	to	55%	42%	to	58%	42%	to	44%
Risk-free interest rate	0.08%	to	1.30%	0.08%	to	0.85%	0.08%	to	0.71%
Dividend yield	—			—			—

(s)	Product Warranties

The Company offers a limited warranty and a lifetime product replacement program for the Company’s silicone gel breast implants and a product warranty for the Company’s miraDry Systems. Under the breast implant limited warranty, the Company will reimburse patients for certain out-of-pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the breast implant lifetime product replacement program, the Company provides no-charge replacement breast implants if a patient experiences a covered event. Under the miraDry warranty, the Company currently provides a standard product warranty for the consoles, handpieces and the miraDry consumables, or bioTips. Additionally, an extended miraDry warranty may be purchased to provide additional protection of the miraDry System. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued liabilities and other, while the remaining amount is classified as long-term within warranty reserve and other long-term liabilities.

The following table provides a rollforward of the accrued warranties (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance as of January 1	$1,378	$1,332
Assumed warranty liability from acquisition	137	—
Warranty costs incurred during the period	(167)	(25)
Changes in accrual related to warranties issued during the period	301	177
Changes in accrual related to pre-existing warranties	(7)	(106)
Balance as of December 31	$1,642	$1,378

(t)	Net Loss Per Share

	December 31,
	2017	2016	2015
Net loss (in thousands)	$(64,028)	$(40,166)	$(41,230)
Weighted average common shares outstanding, basic and diluted	19,159,057	18,233,177	15,770,972
Net loss per share attributable to common stockholders	$(3.34)	$(2.20)	$(2.61)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2017, 2016 and 2015 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2017	2016	2015
Stock options to purchase common stock	1,867,627	2,057,296	1,967,906
Warrants for the purchase of common stock	47,710	47,710	47,710
	1,915,337	2,105,006	2,015,616

(u)	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. The Company adopted ASU 2015-11 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the consolidated statement of cash flows. Under ASU 2016-09, differences between the tax deduction for share-based awards and the related compensation expenses recognized under ASC 718 are now accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits from share-based compensation reduce income taxes payable prior to being recognized in the financial statements. The Company adopted ASU 2016-09 in the first quarter of 2017 on a modified retrospective basis. As of December 31, 2017, the Company had cumulative excess benefits related to share-based compensation of $0.1 million, which had previously not been reflected as a deferred tax asset. As a result of the adoption of ASU 2016-09, the excess benefits were reclassified to the Company’s net operating loss carryover, resulting in an increase to the deferred tax assets and valuation allowance of $0.1 million as of January 1, 2017. There was no impact to retained earnings as a result of the adoption of ASU 2016-09. Additionally, in accordance with ASU 2016-09, the Company has made an accounting policy election to account for forfeitures when they occur.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The standard was issued to provide a single framework that replaces existing industry and transaction specific GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year.  Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date of ASU 2016-20 is the same as the effective date for ASU 2014-09. In preparation for our adoption of the new standard in our fiscal year ending December 31, 2018, we are reviewing contracts and other forms of agreements with our customers and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations—exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and by other medical device companies, such as allowance for sales returns, rebates and other pricing programs. We plan to adopt the new standard using the modified retrospective method at the beginning of our first quarter of fiscal year 2018. We are in process of evaluating the impact of the new standard, and do not anticipate there being a material impact to net sales.  As a result of the transition to the new standard, we have identified certain prospective impacts to accounting policies, which include recording any amounts received or receivable for which the Company does not expect to be entitled as a refund liability, as well separately disclosing the balance of expected assets for recovery in a footnote to inventory beginning in FY2018.   A complete list of the impacts from transition to 606 will be included in the first quarterly filing of fiscal 2018.

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

(v)Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(3)	Acquisitions
(a)	Acquisition of miraDry

On June 11, 2017, Sientra entered into the Merger Agreement with miraDry, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, or the Acquisition Date, added the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and permanently reduce hair of all colors, to Sientra’s aesthetics portfolio.  In connection with the acquisition, the Company recorded $3.1 million of professional fees for the year ended December 31, 2017, which are included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was approximately $29.6 million, consisting of the following (in thousands):

Fair Value
Cash consideration at Acquisition Date (other than debt payoff)	$6,193
Cash consideration at Acquisition Date (debt payoff)	12,467
Deferred consideration	966
Contingent consideration	9,946
Total purchase consideration	$29,572

The Company funded the cash consideration, including the debt payoff amount with cash on hand. The cash consideration included the payoff of miraDry’s existing term loan, or the Note Purchase Agreement dated January 27, 2017 and bridge loan, or the January 2017 Bridge Loan, including interest. The deferred consideration relates to cash held back to be used for either potential litigation-related expenses or for payments to certain former investors of miraDry, as defined in the Note Purchase Agreement dated January 27, 2017, one year following the Acquisition Date. Contingent consideration of future cash payments of a maximum of $14.0 million represents the contractual right of certain former miraDry shareholders to receive one or more contingent payments upon achievement of certain future sales milestones and includes certain amounts due to investors related to the remaining balances on the January 2017 Bridge Note and accrued royalty obligations, with certain amounts held back for potential litigation-related expenses. The fair value of the contingent consideration at the acquisition date was determined using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 2. The contingent consideration component is subject to the recognition of subsequent changes in fair value through general and administrative expense in the consolidated statement of operations.

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

Goodwill has been allocated to the miraDry reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and additional market opportunities. Goodwill is not expected to be deductible for tax purposes.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if miraDry had been acquired as of the beginning of fiscal year 2016. The pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2016 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in thousands):

	December 31,
	2017	2016
	Pro Forma
Net sales	$46,747	$41,179
Net loss	(69,545)	(69,226)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(3.62)	$(3.78)

(b)	Acquisition of BIOCORNEUM

On March 9, 2016, the Company entered into an asset purchase agreement with Enaltus LLC, or Enaltus, to acquire exclusive U.S. rights to BIOCORNEUM, an advanced silicone scar treatment marketed exclusively to physicians. The acquisition of BIOCORNEUM aligns with the Company’s business development objectives and adds a complementary product that serves the needs of its customers. In connection with the acquisition, the Company recorded $0.2 million of professional fees for the year ended, December 31, 2016 which is included in general and administrative expense. The aggregate acquisition date fair value of the consideration transferred was approximately $7.4 million, which consisted of the following (in thousands):

Fair Value
Cash	$6,859
Deferred consideration	434
Contingent consideration	116
$7,409

The deferred consideration and contingent consideration consist of future royalty payments to be paid on a quarterly basis to Enaltus on future BIOCORNEUM sales for the 4.5 years beginning January 1, 2024. The Company determined the fair value of the deferred consideration and contingent consideration at the acquisition date using a Monte-Carlo simulation model. The fair value of the deferred consideration is based on the future minimum royalty payments using the risk-free U.S. Treasury yield curve discount rate. The minimum estimated future payments due under the deferred consideration are $0.5 million. The fair value of the contingent consideration is based on projected future BIOCORNEUM sales and a risk-adjusted discount rate. The terms of the agreement do not provide for a limitation on the maximum potential future payments. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 2. The deferred consideration and contingent consideration components are subject to the recognition of subsequent changes in fair value through general and administrative expense in the consolidated statement of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The consolidated financial statements for the years ended December 31, 2017 and 2016 include the results of operations of BIOCORNEUM from the date of acquisition.

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on March 9, 2016 (in thousands):

March 9,
2016
Inventories, net	$100
Prepaid expenses	36
Goodwill	3,273
Intangible assets	4,000
$7,409

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life (in years)	method
Customer relationships	$3,200	10	Accelerated
Trade name	800	12	Straight-line
	$4,000

The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price has been finalized. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

(c)	Acquisition of Tissue Expander Portfolio from Specialty Surgical Products, Inc.

On November 2, 2016, the Company entered into an asset purchase agreement with Specialty Surgical Products, Inc., or SSP, to acquire certain assets, consisting of the Dermaspan, Softspan, and AlloX2 tissue expanders, from SSP. The acquisition adds a complete portfolio of premium, differentiated tissue expanders and aligns with the Company’s business development plans for growth in the breast reconstruction market. In connection with the acquisition, the Company recorded $0.1 million of professional fees for the year ended December 31, 2016, which is included in general and administrative expense. The aggregate acquisition date fair value of the consideration transferred was approximately $6.0 million, which consisted of the following (in thousands):

Fair Value
Cash	$4,950
Contingent consideration	1,050
$6,000

The contingent consideration consists of future cash payments of a maximum of $2.0 million to be paid to SSP based upon the achievement of certain milestones of future net sales. The Company determined the fair value of the contingent consideration at the acquisition date using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 2. The contingent consideration components are subject to the recognition of subsequent changes in fair value through general and administrative expense in the consolidated statement of operations.

The Company allocated the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill arising from the transaction is primarily attributable to expected operational synergies, and all of goodwill will be deductible for income tax purposes. The financial statements for the years ended December 31, 2016 and 2017 include the results of operations of the Dermaspan, Softspan, and AlloX2 tissue expanders from the date of acquisition.

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on November 2, 2016 (in thousands):

November 2,
2016
Accounts receivable, net	$196
Inventories, net	1,555
Equipment	34
Goodwill	1,605
Intangible assets	2,860
Liabilities assumed	(250)
$6,000

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life	method
Customer relationships	$1,740	9 years	Accelerated
Regulatory approvals	670	14 months	Straight-line
Trade names	450	indefinite-lived
	$2,860

The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price has been finalized. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's results of operations.

(4) Balance Sheet Components

Inventories, net consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$1,642	$—
Work in progress	3,956	—
Finished goods	15,298	18,484
	$20,896	$18,484

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$402	$86
Manufacturing equipment and toolings	4,260	2,264
Computer equipment	387	287
Software	797	669
Office equipment	142	129
Furniture and fixtures	816	743
	6,804	4,178
Less accumulated depreciation	(2,041)	(1,192)
	$4,763	$2,986

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.4 million and $0.3 million, respectively.

Accrued and other current liabilities consist of the following:

	December 31,
	2017	2016
Payroll and related expenses	$3,579	$2,592
Accrued commissions	3,297	1,222
Accrued equipment	1,091	887
Deferred consideration, current portion	977	—
Audit, consulting and legal fees	920	803
Accrued sales and marketing expenses	794	39
Other	2,816	964
	$13,474	$6,507

(5) Debt and Revolving Loan

On July 25, 2017, the Company entered into a Credit and Security Agreement, or the Term Loan Credit Agreement, and a Credit and Security Agreement, or the Revolving Credit Agreement with Midcap, and, together with the Term Loan Credit Agreement, the Credit Agreements, which replaced the Company’s then-existing Silicon Valley Bank Loan Agreement, or the SVB Loan Agreement. Upon executing the Credit Agreements, the Company repaid in full its indebtedness under the SVB Loan Agreement, which totaled approximately $5.0 million related to a revolving line of credit, or the Revolving Line of Credit. In connection with the refinancing, the Company was forgiven a commitment fee payable of approximately $0.8 million, which was included in long term liabilities, net of the current portion included in accrued and other current liabilities in the consolidated balance sheet, and corresponding warrants of approximately $0.1 million related to the SVB Loan Agreement were extinguished. The Company also recorded an expense of approximately $16 thousand related to the write-off of related issuance costs, which has been included in interest expense in the consolidated statements of operations. Unamortized debt issuance costs from the SVB Loan Agreement related to the modification will be amortized over the term of the new Credit Agreements.

Under the terms of the Term Loan Credit Agreement, as of July 25, 2017, Midcap funded $25.0 million to the Company, the Closing Date Term Loan. Midcap also made available to the Company until March 31, 2018, a $10.0 million term loan, or the March 2018 Term Loan, subject to the satisfaction of certain conditions, including FDA certifications of the manufacturing facility operated by Vesta, and an additional $5.0 million term loan, subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue for the past 12 months was greater than or equal to $75.0 million, as defined in the Term Loan Credit Agreement, collectively the Term Loans.  Under the Revolving Credit Agreement, Midcap made available to the Company a revolving line of credit, or the Revolving Loan.  The amount of loans available to be drawn is based on a borrowing base equal to 85% of the net collectible value of eligible (as defined by the agreement) accounts receivable plus 40% of eligible (as defined by the agreement) finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The Company used the proceeds to repay in full the Company’s then-existing indebtedness under its SVB Loan Agreement and to pay fees and expenses in connection with the foregoing and the Company intends to use the proceeds for general corporate purposes.

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by Midcap with a floor of 1.00%, which as of December 31, 2017 was 1.36%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. The Company must make monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, followed by monthly installments of principal and interest through the Maturity Date. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays Midcap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of December 31, 2017, there was $25.0 million outstanding related to the Term Loans. As of December 31, 2017, the unamortized debt issuance costs on the Term Loans was approximately $0.3 million and are included as a reduction to the current portion of long-term debt on the consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by Midcap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company may prepay all of the outstanding balance prior to the maturity date provided the Company pays Midcap a prepayment fee. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. As of December 31, 2017, there were no borrowings outstanding related to the Revolving Loan. As of December 31, 2017, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in prepaid expenses and other current assets on the consolidated balance sheet.

The amortization of debt issuance costs for the year ended December 31, 2017 was $0.1 million, relating to the Revolving Line of Credit, the Term Loans, and the Revolving Loan and were included in interest expense in the consolidated statement of operations.

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

While the Company was in compliance with the financial covenants in its credit agreement with MidCap at December 31, 2017, given the potential violations of those covenants during fiscal year 2018, as discussed in Note 2, the Company has classified the debt, net of unamortized debt issuance costs, as current in the consolidated balance sheet at December 31, 2017. On this basis, as of December 31, 2017, the future debt payments of $25.0 million are considered payable in 2018.

(6) Goodwill and Other Intangible Assets, net

(a)	Goodwill

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 were as follows (in thousands):

Balances as of December 31, 2015	Breast Product	miraDry	Total
Goodwill	$14,278	$—	$14,278
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$—	$—	$—

Goodwill acquired	4,878	—	4,878

Balances as of December 31, 2016
Goodwill	$19,156	$—	$19,156
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$—	$4,878

Goodwill acquired (Note 3)	—	7,629	7,629

Balances as of December 31, 2017
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

During 2015, the Company experienced a significant sustained decline in stock price, the impact of regulatory inquiries and the fire at Silimed’s facility for manufacturing Sientra’s breast implants.  These factors were identified as indicators of impairment.  As a result of the analysis performed, the Company recorded a goodwill impairment charge of $14.3 million for the year ended December 31, 2015.

The Company conducted the annual goodwill impairment test in the fourth quarter of 2016 and 2017 and determined goodwill had not been impaired for the years ended December 31, 2017 and 2016.

(b)	Other Intangible Assets

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

	Average
	Amortization	December 31, 2017
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(1,859)	$9,381
Trade names - finite life	14	5,800	(216)	5,584
Developed technology	15	3,000	(95)	2,905
Distributor relationships	9	500	(40)	460
Non-compete agreement	2	80	(57)	23
Regulatory approvals	1	670	(670)	-
Acquired FDA non-gel product approval	11	1,713	(1,713)	-
Total definite-lived intangible assets		$23,003	$(4,650)	$18,353

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

		December 31, 2016
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(602)	$4,338
Trade names - finite life	12	800	(56)	744
Regulatory approvals	1	670	(96)	574
Non-compete agreement	2	80	(17)	63
Acquired FDA non-gel product approval	11	1,713	(1,696)	17
Total definite-lived intangible assets		$8,203	$(2,467)	$5,736

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the year ended December 31, 2017, 2016 and 2015 was $2.2 million, $0.8 million and $0.1 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2017 (in thousands):

Amortization
Period	Expense
2018	$2,308
2019	2,321
2020	2,209
2021	1,996
2022	1,762
Thereafter	7,757
$18,353

(7) Income Taxes

The provision for income tax consists of the following:

	Year Ended
	December 31,
	2017	2016	2015
Deferred tax
Federal	(38)	55	—
State	17	6	—
	$(21)	$61	$—

Current income tax expense for the year ended December 31, 2017 was $4 thousand and related to foreign jurisdictions. There was no current income tax expense for the years ended December 31, 2016 and 2015. Total income tax benefit for the year ended December 31, 2017 was $17 thousand. Total income tax expense for the year ended December 31, 2016 was $0.1 million.  There was no current or deferred income tax (benefit) expense for the year ended December 2015.

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Tax at federal statutory rate	$(21,776)	$(13,636)	$(14,018)
State, net of federal benefit	(2,637)	(1,321)	(1,624)
Permanent items	1,327	1,420	898
Research and development credits	(53)	—	—
State rate change	(56)	87	180
Other	(103)	9	1
Change in federal statutory rate	34,555	—	—
Change in valuation allowance	(11,274)	13,502	14,563
	$(17)	$61	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$61,171	$65,626
Research and development credits	3,049	2,233
Accruals and reserves	4,993	4,362
Intangibles	5,605	8,309
	74,818	80,530
Less valuation allowance	(71,075)	(80,470)
Total deferred tax assets	$3,743	$60

Depreciation	$(18)	(60)
Intangibles - deferred tax liability	(3,663)	—
Indefinite-lived intangibles (naked credit)	(102)	(61)
Total deferred tax liabilities	(3,783)	(121)
Net deferred taxes	$(40)	$(61)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on all the relevant factors, a valuation allowance of $71.1 million has been established against deferred tax assets as of December 31, 2017 as management determined that it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Net deferred tax liabilities are recorded in warranties and other long-term liabilities in the consolidated balance sheet.

As of December 31, 2017, the Company had net operating loss carryforwards of approximately $239 million and $138 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward begins expiring in 2027, and the state net operating loss carryforwards begin expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if the Company earns net taxable income, its ability to use their pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to the Company. Until such analysis is completed, the Company cannot be sure that the full amount of the existing federal NOLs will be available to them, even if taxable income is generated before their expiration.

At December 31, 2017 the Company had research and development credit carryforwards of approximately $1.9 million and $2.1 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2027 and the state credits carryforward indefinitely.

At December 31, 2017, the Company had unrecognized tax benefits of approximately $1.0 million associated with the research and development credits. All of the unrecognized tax benefits that, if recognized, would affect the annual effective rate. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2015	$732
Additions based on tax positions taken in the current year	—
Ending balance at December 31, 2016	732
Additions based on acquisitions during the current year	186
Additions based on tax positions taken in the current year	48
Ending balance at December 31, 2017	$966

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other (income) expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2017.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The years that may be subject to examination will vary by jurisdiction. The Company’s tax years 2014 to 2017 will remain open for examination by the federal and state tax authorities.

The Company has adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified prospective basis.  Under ASU 2016-09, differences between the tax deduction for share based awards and the related compensation expenses recognized under ASC 718 are now accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminated the requirement that excess tax benefits from share based compensation reduce taxes payable prior to being recognized in the financial statements. As of December 31, 2017, we had cumulative excess benefits related to share based compensation of $0.1 million which had not been reflected as a deferred tax asset. As a result of the adoption of ASU 2016-09, the excess benefits were reclassified to our net operating loss carryover resulting in an increase in our deferred tax assets and valuation allowance of $0.1 million as of January 1, 2016. There was no impact to retained earnings as a result of the adoption of ASU 2016-09 on January 1, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate to 21% and changing rules to allow an indefinite carryover period and a limitation of 80% of taxable income for net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result and in accordance with Staff Accounting Bulletin No. 118, the Company has recorded a decrease related to its net deferred tax assets before valuation allowance of $34.6 million with a corresponding reduction in the valuation allowance.

(8)   Employee Benefit Plans

In September 2016, the Company adopted a Section 401(k) Retirement Savings Plan for the benefit of eligible employees. All employees become eligible to participate in the plan the first of the month following their hire date and may contribute their pretax or after–tax salary, up to the Internal Revenue Service annual contribution limit. The Company makes contributions to the 401(k) plan under a safe harbor provision, whereby the Company contributes 3% of each participating employee’s annual compensation. The Company contributions vest immediately. The Company contributed and included in operating expense $0.6 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

(9) Stockholders’ Equity

(a)	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2017, the Company had no preferred stock issued or outstanding.

(b)	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loan amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of December 31, 2017, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

As of December 31, 2017, pursuant to the 2007 Plan, there were 493,943 options outstanding and no shares of common stock available for future grants.

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

As of December 31, 2017, pursuant to the 2014 Plan, there were 2,789,442 shares of common stock reserved and 321,570 shares of common stock available for future grants.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of December 31, 2017, inducement grants for 330,000 shares of common stock have been awarded, and 34,000 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2015	2,785,672	$6.66	6.60
Granted	571,753	7.08
Exercised	(478,099)	1.93
Forfeited	(92,349)	15.35
Balances at December 31, 2016	2,786,977	7.27	6.28
Granted	180,000	9.12
Exercised	(480,236)	2.80
Forfeited	(306,954)	13.01
Balances at December 31, 2017	2,179,787	$7.60	7.27
Vested and expected to vest at December 31, 2017	2,179,787	7.60
Vested and exercisable at December 31, 2017	1,336,308	$7.85	6.66

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2017, 2016 and 2015 was $4.54, $3.97, and $4.60 per share, respectively. Stock-based compensation expense for stock options for the years ended December 31, 2017, 2016 and 2015 was $2.2 million, $1.7 million and $2.0 million, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. As of December 31, 2017 there was $2.5 million of total unrecognized compensation cost related to stock options granted under the plans. The costs are expected to be recognized over a weighted average period of 1.98 years. The expense is recorded within the operating expense components in the consolidated statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $3.1 million, $3.0 million, and $0.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

During the year ended December 31, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and changed its policy from estimating forfeitures to recording forfeitures when they occur.

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

The Company has issued restricted stock unit awards, or RSUs, to employees and non-employees under the 2014 Plan and Inducement Plan. The RSUs issued to employees vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period. The RSUs issued to non-employees are generally for consulting services and vest over the contractual service period.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2015	17,993	$3.88
Granted	557,240	8.21
Vested	(4,500)	3.88
Forfeited	(140,000)	8.44
Balances at December 31, 2016	430,733	7.99
Granted	832,145	9.19
Vested	(293,910)	7.75
Forfeited	(40,416)	8.47
Balances at December 31, 2017	928,552	$9.12

The weighted average grant date fair value of RSUs granted to employees and directors during the years ended December 31, 2017, 2016 and 2015 was $9.19, $8.21, and $3.88 per share, respectively. Stock-based compensation expense for RSUs for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $1.2 million and $2 thousand, respectively. As of December 31, 2017, there was $5.7 million total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.89 years.

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

As of December 31, 2017, the number of shares of common stock reserved for issuance under the ESPP was 770,549. During the year ended December 31, 2017, employees purchased 108,081 shares under the ESPP at a weighted average exercise price of $5.98 per share. During the year ended December 31, 2016, employees purchased 122,667 shares under the ESPP at a weighted average exercise price of $6.14 per share. As of December 31, 2017, the number of shares of common stock available for future issuance under the ESPP was 495,551. Stock-based compensation related to the ESPP for the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.3 million, and $0.4 million, respectively.

(10) Segment Reporting and Geographic Information

(a)	Reportable Segments

The Company has two reportable segments: Breast Products and miraDry. The Breast Products segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips. These segments align with the Company’s principal target markets. On July 25, 2017, the Company acquired miraDry. See Note 3a – Acquisitions for additional details. miraDry has been included in the consolidated results of operations as of the Acquisition Date and financial performance of the acquired business is reported in the miraDry segment.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	December 31,
	2017	2016	2015
Net sales
Breast Product	$31,485	$20,734	$38,106
miraDry	5,057	—	—
Total net sales	$36,542	$20,734	$38,106

	December 31,
	2017	2016	2015
Loss from operations
Breast Product	$(56,657)	$(40,034)	$(38,525)
miraDry	(6,233)	—	—
Total loss from operations	$(62,890)	$(40,034)	$(38,525)

	December 31,
	2017	2016
Assets
Breast Product	$59,365	$114,283
miraDry	32,848	—
Total assets	$92,213	$114,283
(b)	Geographic Information

Net sales are attributed to geographic areas based on where the Company’s products are shipped. The following tables present the net sales by geographical region for the periods presented (in thousands):

	December 31,
	2017	2016	2015
United States	$33,473	$20,734	$38,106
International	3,069	—	—
Total net sales	$36,542	$20,734	$38,106

(11) Commitments and Contingencies

(a)	Operating Lease Commitment

In August 2013, the Company entered into a four-month warehouse lease in Santa Barbara, California, commencing on September 1, 2013. This operating lease is used for additional general office, warehouse, and research and development. This lease has been renewed until January 2019.

In March 2014, the Company entered into a 68-month lease agreement in Santa Barbara, California. The operating lease is for general office use only and commenced on July 1, 2014. The terms of the lease provide for rental payments on a graduated scale.

In December 2013, the Company entered into a 62-month non-cancelable operating lease for its office building space in Santa Clara, California, commencing on March 1, 2014. In connection with the lease, the Company entered into a letter of credit, which is secured by a restricted cash balance of $0.3 million, included in other assets on the consolidated balance sheets.

The Company also has a one year operating lease for office space in Hong Kong which expires in November 2018.

The Company recognizes rent expense on a straight-line basis over the lease term in operating expenses within the consolidated statement of operations. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.1 million, $0.5 million and $0.5 million, respectively.

As of December 31, 2017, future minimum lease payments under all non‑cancelable operating leases are as follows (in thousands):

Year Ended December 31:
2018	$1,164
2019	1,034
2020	172
2021	—
2022 and thereafter	—
$2,370
(b)	Contingencies

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

 As a result of these developments, the Company determined a probable loss had been incurred and recognized a net charge to earnings of approximately $1.6 million within general and administrative expense within the consolidated statement of operations which was comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. In the first quarter of 2017, the Company received $9.3 million in insurance proceeds and paid the $10.9 million loss contingency. The remaining insurance proceeds receivable is classified as insurance recovery receivable on the accompanying consolidated balance sheets.

Silimed Litigation

On July 27, 2017, the Company entered into a settlement agreement, or the Settlement Agreement, with Silimed to settle outstanding litigations with Silimed. Pursuant to the Settlement Agreement, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra paid Silimed a lump sum of $9.0 million on September 7, 2017 and agreed to further pay $1.0 million on or by July 1, 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. As a result of the settlement, the Company has recorded $10.0 million for the year ended December 31, 2017 in legal settlement expense.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.

(12) Subsequent Events

Shelf Registration Statement and At-The-Market Offering of Common Stock

On January 8, 2018, we filed a “shelf” registration statement on Form S-3 with the SEC, which was declared effective by the SEC on February 2, 2018. On February 20, 2018, we entered into an At-The-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, as sales agent, or Stifel, pursuant to which we may offer and sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million.  We are not obligated to sell any shares under the Sales Agreement.  Subject to the terms and conditions of the Sales Agreement, Stifel will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NASDAQ Global Select Market to sell shares from time to time based upon our instructions, including any price, time or size limits we specify. Under the Sales Agreement, Stifel may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act or any other method permitted by law. Stifel’s obligations to sell shares under the Sales Agreement are subject to the satisfaction of certain conditions, including the continued effectiveness of the associated registration statement on Form S-3. We will pay Stifel a commission of 3.0% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement, if any.

(13) Summary of Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly statements of operations data and our key metrics for each of the eight quarters ended December 31, 2017. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
2017	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$7,489	$8,169	$9,819	$11,065
Gross profit	5,167	5,548	6,335	5,321
Net loss	(11,422)	(20,391)	(14,381)	(17,834)
Net loss per share:
Basic and diluted	$(0.61)	$(1.07)	$(0.74)	$(0.92)

	Quarter Ended
2016	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$1,471	$6,244	$6,531	$6,488
Gross profit	711	4,499	4,717	3,927
Net loss	(11,937)	(10,193)	(9,963)	(8,073)
Net loss per share:
Basic and diluted	$(0.66)	$(0.56)	$(0.55)	$(0.43)

Sientra, Inc.

Schedule II — Valuation and Qualifying Accounts

December 31, 2017, 2016 and 2015

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions(1)	period
Year Ended December 31, 2015
Allowance for sales returns	$10,018	$85,429	$(94,787)	$660
Year Ended December 31, 2016
Allowance for sales returns	$660	$33,797	$(30,549)	$3,908
Year Ended December 31, 2017
Allowance for sales returns	$3,908	$48,098	$(48,100)	$3,906

(1)	Amounts represent actual sales returns.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-198837	3.2	October 20, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-198837	3.4	October 20, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-198837	4.1	October 20, 2014

4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	333-198837	4.11	October 20, 2014

4.3	Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.	S-1	333-198837	4.2	September, 19 2014

4.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.3	September, 19 2014

4.5	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.4	September, 19 2014

4.6	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.5	September, 19 2014

4.7	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.6	September, 19 2014

4.8	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.7	September, 19 2014

4.9	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.8	September, 19 2014
10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	333-198837	10.1	September, 19 2014

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-198837	10.2	September, 19 2014

10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-198837	10.3	October 20, 2014

10.4#	2014 Non-Employee Director Compensation Policy.	S-1	333-198837	10.4	September, 19 2014

10.5#	2014 Employee Stock Purchase Plan.	S-1/A	333-198837	10.5	October 20, 2014

10.6	Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	333-198837	10.6	September, 19 2014

10.7+	Amended and Restated Exclusivity Agreement, dated April 4, 2007, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1/A	333-198837	10.8	October, 20 2014

10.8	Amendment No. 1 to Amended and Restated Exclusivity Agreement, dated May 12, 2010, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1	333-198837	10.9	September, 19 2014

10.9	Amendment No. 2 to Amended and Restated Exclusivity Agreement, dated November 8, 2013, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1	333-198837	10.10	September, 19 2014

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
10.10#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated September 22, 2016.	10-Q	001-36709	10.1	November 9, 2016

10.11#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Matthew Pigeon, dated September 22, 2016.	10-Q	001-36709	10.2	November 9, 2016

10.12#		10-Q	001-36709	10.4	November 9, 2016

10.13#	Employment Agreement by and between Sientra, Inc. and Patrick F. Williams, dated October 26, 2016.	10-Q	001-36709	10.3	November 9, 2016

10.14#	Employment Agreement by and between Sientra, Inc. and Jeffrey Nugent, dated November 12, 2015.	10-Q	001-36709	10.3	November 16, 2015

10.15#	Amendment to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated February 7, 2017.	10-K	001-36709	10.16	March 14, 2017

10.16#	Amendment No. 2 to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated March 10, 2017.	10-K	001-36709	10.17	March 14, 2017

10.17#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	001-36709	10.20	March 10, 2016
10.18+	Manufacturing Agreement by and between the Registrant and Vesta Intermediate Funding, Inc., a Lubrizol LifeSciences Company, dated March 10, 2017.	10-Q	001-36709	10.1	May 9, 2017

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
10.19	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 13, 2017.	10-Q	001-36709	10.2	May 9, 2017
10.20#	Amendment to Employment Agreement by and between the Registrant and Jeffrey M. Nugent, dated May 8, 2017.	10-Q	001-36709	10.3	May 9, 2017
10.21	Credit and Security Agreement (Revolving Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.	10-Q	001-36709	10.1	August 9, 2017
10.22	Credit and Security Agreement (Term Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.	10-Q	001-36709	10.2	August 9, 2017
10.23#	Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated August 4, 2017.	10-Q	001-36709	10.3	August 9, 2017
10.24	Assignment and License Agreement, dated December 31, 2008, by and between Miramar Labs, Inc. and The Foundry, Inc.	S-1	333-214121	10.8	October 14, 2016
10.25	Assignment and License Clarification Letter, dated June 10, 2010, by and between Miramar Labs, Inc. and The Foundry, LLC.	S-1	333-214121	10.9	October 14, 2016
10.26	Asset Purchase Agreement, dated January 18, 2008, by and between Miramar Labs, Inc. and Jan Wallace.	S-1	333-214121	10.10	October 14, 2016
10.27	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	333-214121	10.15	October 14, 2016

Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
10.28+	Supply Agreement dated, November 13, 2014, by and between Miramar Labs, Inc. and Broadband Wireless, LLC.	S-1	333-214121	10.23	October 14, 2016
10.29+	Contract Manufacturing Service Agreement dated, November 6, 2012, by and between Miramar Labs, Inc. and Healthcare Technology International Limited.	S-1	333-214121	10.24	October 14, 2016
10.30	At-The-Market Equity Offering Sales Agreement, dated February 20, 2018, by and between Sientra, Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36709	10.1	February 20, 2018
10.31#	Strategic Advisory Consulting Agreement, dated March 9, 2018, by and between Sientra, Inc., and Philippe A. Schaison.					X

10.32#	Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018.					X

10.33#	Second Amendment to Employment Agreement by and between Registrant and Jeffrey M. Nugent, dated March 13, 2018.					X

21.1	List of significant subsidiaries of the registrant.					X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.					X

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

Date: March 13, 2018	SIENTRA, INC.

	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ Jeffrey Nugent Jeffrey Nugent	Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2018

/s/ Patrick F. Williams Patrick F. Williams	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2018

/s/ Nicholas Simon Nicholas Simon	Lead Independent Director	March 13, 2018

/s/ Timothy Haines Timothy Haines	Director	March 13, 2018

/s/ R. Scott Greer R. Scott Greer	Director	March 13, 2018

/s/ Kevin O’Boyle Kevin O’Boyle	Director	March 13, 2018

/s/ Philippe A. Schaison Philippe A. Schaison	Director	March 13, 2018

/s/ Keith Sullivan	Director	March 13, 2018
Keith Sullivan