Form 10-K/A
period 2017-12-31
Sientra, Inc.
filed 2018-04-30
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2017 as reported by NASDAQ Global Select Market on such date was approximately $108,772,000. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sientra, Inc. for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 13, 2018 (the “Original Filing”). This Amendment No. 1 is being filed solely to provide a corrected version of KPMG LLP’s report contained in Part IV, Item 15 of the Original Filing to replace the original version provided by KPMG LLP. The corrected KPMG LLP report includes language that was inadvertently omitted from the previously filed version that confirms the Company’s independent registered accounting firm did not audit its internal control over financial reporting. These changes do not in any way change the conclusions expressed by KPMG LLP in the original report, or any other disclosure included in the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. This Amendment should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the Securities and Exchange Commission.

PART II

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1. An index of those financial statements is included in Part IV, Item 15 below.

PART IV

Item 15. Exhibits, Financial Statements and Schedule

(a)(1) Financial Statements.

The following financial statements are presented in response to Part II, Item 8, under the heading “Financial Statements and Supplementary Data”:

Sientra, Inc.

(a)(2) Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)

List of Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-198837	3.2	October 20, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-198837	3.4	October 20, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-198837	4.1	October 20, 2014

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	333-198837	4.11	October 20, 2014

4.3	Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.	S-1	333-198837	4.2	September, 19 2014

4.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.3	September, 19 2014

4.5	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.4	September, 19 2014

4.6	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.5	September, 19 2014

4.7	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.6	September, 19 2014

4.8	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.7	September, 19 2014

4.9	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.8	September, 19 2014

10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	333-198837	10.1	September, 19 2014

10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-198837	10.2	September, 19 2014

10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-198837	10.3	October 20, 2014

10.4#	2014 Non-Employee Director Compensation Policy.	S-1	333-198837	10.4	September, 19 2014

10.5#	2014 Employee Stock Purchase Plan.	S-1/A	333-198837	10.5	October 20, 2014

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

10.6	Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	333-198837	10.6	September, 19 2014

10.7+	Amended and Restated Exclusivity Agreement, dated April 4, 2007, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1/A	333-198837	10.8	October, 20 2014

10.8	Amendment No. 1 to Amended and Restated Exclusivity Agreement, dated May 12, 2010, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1	333-198837	10.9	September, 19 2014

10.9	Amendment No. 2 to Amended and Restated Exclusivity Agreement, dated November 8, 2013, by and between Sientra, Inc. (formerly, Juliet Medical, Inc.) and Silimed Industria de Implantes Ltda. (formerly, Silimed-Silicone e Instrumental Medico-Cirugio e Hospitalar Ltda.).	S-1	333-198837	10.10	September, 19 2014

10.10#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated September 22, 2016.	10-Q	001-36709	10.1	November 9, 2016

10.11#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Matthew Pigeon, dated September 22, 2016.	10-Q	001-36709	10.2	November 9, 2016

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

10.12#	Separation Agreement by and between Sientra, Inc. and Matthew Pigeon, dated November 7, 2016.	10-Q	001-36709	10.4	November 9, 2016

10.13#	Employment Agreement by and between Sientra, Inc. and Patrick F. Williams, dated October 26, 2016.	10-Q	001-36709	10.3	November 9, 2016

10.14#	Employment Agreement by and between Sientra, Inc. and Jeffrey Nugent, dated November 12, 2015.	10-Q	001-36709	10.3	November 16, 2015

10.15#	Amendment to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated February 7, 2017.	10-K	001-36709	10.16	March 14, 2017

10.16#	Amendment No. 2 to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated March 10, 2017.	10-K	001-36709	10.17	March 14, 2017

10.17#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	001-36709	10.20	March 10, 2016

10.18+	Manufacturing Agreement by and between the Registrant and Vesta Intermediate Funding, Inc., a Lubrizol LifeSciences Company, dated March 10, 2017.	10-Q	001-36709	10.1	May 9, 2017

10.19	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 13, 2017.	10-Q	001-36709	10.2	May 9, 2017

10.20#	Amendment to Employment Agreement by and between the Registrant and Jeffrey M. Nugent, dated May 8, 2017.	10-Q	001-36709	10.3	May 9, 2017

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

10.21	Credit and Security Agreement (Revolving Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.	10-Q	001-36709	10.1	August 9, 2017

10.22	Credit and Security Agreement (Term Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.	10-Q	001-36709	10.2	August 9, 2017

10.23#	Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated August 4, 2017.	10-Q	001-36709	10.3	August 9, 2017

10.24	Assignment and License Agreement, dated December 31, 2008, by and between Miramar Labs, Inc. and The Foundry, Inc.	S-1	333-214121	10.8	October 14, 2016

10.25	Assignment and License Clarification Letter, dated June 10, 2010, by and between Miramar Labs, Inc. and The Foundry, LLC.	S-1	333-214121	10.9	October 14, 2016

10.26	Asset Purchase Agreement, dated January 18, 2008, by and between Miramar Labs, Inc. and Jan Wallace.	S-1	333-214121	10.10	October 14, 2016

10.27	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	333-214121	10.15	October 14, 2016

10.28+	Supply Agreement dated, November 13, 2014, by and between Miramar Labs, Inc. and Broadband Wireless, LLC.	S-1	333-214121	10.23	October 14, 2016

10.29+	Contract Manufacturing Service Agreement dated, November 6, 2012, by and between Miramar Labs, Inc. and Healthcare Technology International Limited.	S-1	333-214121	10.24	October 14, 2016

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

10.30	At-The-Market Equity Offering Sales Agreement, dated February 20, 2018, by and between Sientra, Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36709	10.1	February 20, 2018

10.31#	Strategic Advisory Consulting Agreement, dated March 9, 2018, by and between Sientra, Inc., and Philippe A. Schaison.	10-K	001-36709	10.31	March 13, 2018

10.32#	Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018.	10-K	001-36709	10.32	March 13, 2018

10.33#	Second Amendment to Employment Agreement by and between Registrant and Jeffrey M. Nugent, dated March 13, 2018.	10-K	001-36709	10.33	March 13, 2018

21.1	List of significant subsidiaries of the registrant.	10-K	001-36709	21.1	March 13, 2018

23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X

24.1*	Power of Attorney (included in signature page to this Annual Report on Form 10-K).	10-K	001-36709	N/A	March 13, 2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a -14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.	10-K	001-36709	101.INS	March 13, 2018

101.SCH*	XBRL Taxonomy Extension Schema Document.	10-K	001-36709	101.SCH	March 13, 2018

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-36709	101.CAL	March 13, 2018

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-36709	101.DEF	March 13, 2018

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-36709	101.LAB	March 13, 2018

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-36709	101.PRE	March 13, 2018

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
#	Indicates management contract or compensatory plan, contract, or agreement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Sientra, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sientra, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sientra, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Sientra, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

							Additional paid-in		Total stockholders’
	Preferred stock		Common stock		Treasury stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2014	—	$—	14,985,704	$150	72,727	$(260)	229,795	$(134,046)	$95,639
Proceeds from follow-on offering, net of costs	—	—	3,000,000	30	—	—	61,367	—	61,397
Employee stock-based compensation expense	—	—	—	—	—	—	2,382	—	2,382
Stock option exercises	—	—	36,189	—	—	—	119	—	119
Employee stock purchase program (ESPP)	—	—	44,250	—	—	—	564	—	564
Net loss	—	—	—	—	—	—	—	(41,230)	(41,230)

Balances at December 31, 2015	—	$—	18,066,143	$180	72,727	$(260)	$294,227	$(175,276)	$118,871
Employee stock-based compensation expense	—	—	—	—	—	—	3,236	—	3,236
Stock option exercises	—	—	478,099	5	—	—	918	—	923
Employee stock purchase program (ESPP)	—	—	122,667	1	—	—	752	—	753
Vested restricted stock			4,500	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(40,166)	(40,166)

Balances at December 31, 2016	—	$—	18,671,409	$186	72,727	$(260)	$299,133	$(215,442)	$83,617
Employee stock-based compensation expense	—	—	—	—	—	—	6,766	—	6,766
Stock option exercises	—	—	480,236	5	—	—	1,341	—	1,346
Employee stock purchase program (ESPP)	—	—	108,081	1	—	—	646	—	647
Vested restricted stock	—	—	293,910	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(78,934)	(1)	—	—	(724)	—	(725)
Net loss	—	—	—	—	—	—	—	(64,028)	(64,028)

Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623

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

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale of an asset, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

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

(i) Impairment of Long-Lived Assets

The Company’s management routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments of long-lived assets recorded during the years ended December 31, 2017, 2016 and 2015. The Company may record impairment losses in future periods if factors influencing its estimates change.

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

(n) Inventories and Cost of Goods Sold

Inventories represent raw materials, work in process and finished goods that are recorded at the lower of cost or market on a first-in, first-out basis, or FIFO. miraDry inventory costs are determined using a standard cost, which approximates actual cost on an average cost basis. The Company periodically assesses the recoverability of all inventories to determine whether adjustments for impairment or obsolescence are required. The Company evaluates the remaining shelf life and other general obsolescence and impairment criteria in assessing the recoverability of the Company’s inventory.

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

(r) Stock-Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all employee share-based payments, including stock options, restricted stock units, and the employee stock purchase plan. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes option pricing model. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis. In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

The option-pricing models require the input of subjective assumptions, including the risk-free interest rate, expected dividend yield, expected volatility and expected term, among other inputs. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

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

(u) Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. The Company adopted ASU 2015-11 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the consolidated statement of cash flows. Under ASU 2016-09, differences between the tax deduction for share-based awards and the related compensation expenses recognized under ASC 718 are now accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits from share-based compensation reduce income taxes payable prior to being recognized in the financial statements. The Company adopted ASU 2016-09 in the first quarter of 2017 on a modified retrospective basis. As of December 31, 2017, the Company had cumulative excess benefits related to share-based compensation of $0.1 million, which had previously not been reflected as a deferred tax asset. As a result of the adoption of ASU 2016-09, the excess benefits were reclassified to the Company’s net operating loss carryover, resulting in an increase to the deferred tax assets and valuation allowance of $0.1 million as of January 1, 2017. There was no impact to retained earnings as a result of the adoption of ASU 2016-09. Additionally, in accordance with ASU 2016-09, the Company has made an accounting policy election to account for forfeitures when they occur.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. The standard update eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The Company adopted ASU 2017-04 in the first quarter of 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

(v) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(1) Acquisitions

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

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

	Amount	Estimated useful life	Amortization method
Developed technology	$3,000	15 years	Accelerated
Customer relationships	6,300	14 years	Accelerated
Distributor relationships	500	9 years	Accelerated
Trade name	5,000	15 years	Accelerated

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

	December 31,
	2017	2016
	Pro Forma
Net sales	$46,747	$41,179
Net loss	(69,545)	(69,226)
Pro forma loss per share attributable to ordinary shares—basic and diluted	$(3.62)	$(3.78)

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

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on March 9, 2016 (in thousands):

March 9, 2016
Inventories, net	$100
Prepaid expenses	36
Goodwill	3,273
Intangible assets	4,000

$7,409

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

	Amount	Estimated useful life (in years)	Amortization method
Customer relationships	$3,200	10	Accelerated
Trade name	800	12	Straight-line

	$4,000

The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price has been finalized. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s results of operations.

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

The following table summarizes the allocation of the fair value of the consideration transferred by major class for the business combination completed on November 2, 2016 (in thousands):

November 2, 2016
Accounts receivable, net	$196
Inventories, net	1,555
Equipment	34
Goodwill	1,605
Intangible assets	2,860
Liabilities assumed	(250)

$6,000

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

	Amount	Estimated useful life	Amortization method
Customer relationships	$1,740	9 years	Accelerated
Regulatory approvals	670	14 months	Straight-line
Trade names	450	indefinite-lived

	$2,860

The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price has been finalized. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s results of operations.

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

The changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Breast Product	miraDry	Total
Balances as of December 31, 2015
Goodwill	$14,278	$—	$14,278
Accumulated impairment losses	(14,278)	—	(14,278)

Goodwill, net	$—	$—	$—

Goodwill acquired	4,878	—	4,878

Balances as of December 31, 2016
Goodwill	$19,156	$—	$19,156
Accumulated impairment losses	(14,278)	—	(14,278)

Goodwill, net	$4,878	$—	$4,878

Goodwill acquired (Note 3)	—	7,629	7,629

Balances as of December 31, 2017
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)

Goodwill, net	$4,878	$7,629	$12,507

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

(b) Other Intangible Assets

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

	Average Amortization Period (in years)	December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(1,859)	$9,381
Trade names - finite life	14	5,800	(216)	5,584
Developed technology	15	3,000	(95)	2,905
Distributor relationships	9	500	(40)	460
Non-compete agreement	2	80	(57)	23
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—

Total definite-lived intangible assets		$23,003	$(4,650)	$18,353

Intangibles with indefinite lives
Trade names—indefinite life	—	450	—	450

Total indefinite-lived intangible assets		$450	$—	$450

		December 31, 2016
	Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(602)	$4,338
Trade names - finite life	12	800	(56)	744
Regulatory approvals	1	670	(96)	574
Non-compete agreement	2	80	(17)	63
Acquired FDA non-gel product approval	11	1,713	(1,696)	17

Total definite-lived intangible assets		$8,203	$(2,467)	$5,736

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450

Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the year ended December 31, 2017, 2016 and 2015 was $2.2 million, $0.8 million and $0.1 million, respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of December 31, 2017 (in thousands):

Period	Amortization Expense
2018	$2,308
2019	2,321
2020	2,209
2021	1,996
2022	1,762
Thereafter	7,757

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

As of December 31, 2017, the Company had net operating loss carryforwards of approximately $239 million and $138 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward begins expiring in 2027, and the state net operating loss carryforwards begin expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if the Company earns net taxable income, its ability to use their pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to the Company. Until such analysis is completed, the Company cannot be sure that the full amount of the existing federal NOLs will be available to them, even if taxable income is generated before their expiration.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

	Option Shares	Weighted average exercise price	Weighted average remaining contractual term (year)
Balances at December 31, 2015	2,785,672	$6.66	6.60
Granted	571,753	7.08
Exercised	(478,099)	1.93
Forfeited	(92,349)	15.35

Balances at December 31, 2016	2,786,977	7.27	6.28
Granted	180,000	9.12
Exercised	(480,236)	2.80
Forfeited	(306,954)	13.01

Balances at December 31, 2017	2,179,787	$7.60	7.27

Vested and expected to vest at December 31, 2017	2,179,787	7.60

Vested and exercisable at December 31, 2017	1,336,308	$7.85	6.66

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

For purposes of financial accounting for stock-based compensation, the Company has determined the fair values of its options based in part on the work of a third-party valuation specialist. The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense, and its net loss could have been significantly different.

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

Activity related to RSUs is set forth below:

	Number of shares	Weighted average grant date fair value
Balances at December 31, 2015	17,993	$3.88
Granted	557,240	8.21
Vested	(4,500)	3.88
Forfeited	(140,000)	8.44

Balances at December 31, 2016	430,733	7.99
Granted	832,145	9.19
Vested	(293,910)	7.75
Forfeited	(40,416)	8.47

Balances at December 31, 2017	928,552	$9.12

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

As of December 31, 2017, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

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

Sientra, Inc.

Schedule II — Valuation and Qualifying Accounts

December 31, 2017, 2016 and 2015

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
Year Ended December 31, 2015
Allowance for sales returns	$10,018	$85,429	$(94,787)	$660

Year Ended December 31, 2016
Allowance for sales returns	$660	$33,797	$(30,549)	$3,908

Year Ended December 31, 2017
Allowance for sales returns	$3,908	$48,098	$(48,100)	$3,906

(1)	Amounts represent actual sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this

Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2018	SIENTRA, INC.

	By:	/s/ JEFFREY NUGENT
Jeffrey Nugent
Chairman and Chief Executive Officer