Form 10-Q
period 2018-03-31
Sientra, Inc.
filed 2018-05-09
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 28,183,911.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

“Sientra”, “OPUS”, “Allox”, “Allox2”, “BIOCORNEUM”, “Dermaspan”, “Softspan”, “Silishield”, “miraDry”, “Miramar Labs”, “miraDry and Design”, “miraDry Fresh”, “The Sweat Stops Here”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”,  and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,059	$26,588
Accounts receivable, net of allowances of $1,137 and $4,816 at March 31, 2018 and December 31, 2017, respectively	12,072	6,569
Inventories, net	21,829	20,896
Prepaid expenses and other current assets	2,374	1,512
Total current assets	52,334	55,565
Property and equipment, net	4,934	4,763
Goodwill	12,507	12,507
Other intangible assets, net	18,223	18,803
Other assets	719	575
Total assets	$88,717	$92,213
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,256	$24,639
Accounts payable	10,487	5,811
Accrued and other current liabilities	16,535	13,474
Legal settlement payable	1,000	1,000
Customer deposits	5,431	5,423
Refund liability	4,400	—
Total current liabilities	43,109	50,347
Long-term debt	22,735	—
Deferred and contingent consideration	11,338	12,597
Warranty reserve and other long-term liabilities	1,692	1,646
Total liabilities	78,874	64,590
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 19,716,369 and 19,474,702 and outstanding 19,643,642 and 19,401,975 shares at March 31, 2018 and December 31, 2017 respectively	197	194
Additional paid-in capital	308,799	307,159
Treasury stock, at cost (72,727 shares at March 31, 2018 and December 31, 2017)	(260)	(260)
Accumulated deficit	(298,893)	(279,470)
Total stockholders’ equity	9,843	27,623
Total liabilities and stockholders’ equity	$88,717	$92,213

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,
	2018	2017
Net sales	$14,676	$7,489
Cost of goods sold	6,097	2,322
Gross profit	8,579	5,167
Operating expenses:
Sales and marketing	15,256	6,955
Research and development	2,751	3,194
General and administrative	9,499	6,436
Total operating expenses	27,506	16,585
Loss from operations	(18,927)	(11,418)
Other income (expense), net:
Interest income	40	22
Interest expense	(655)	(9)
Other income (expense), net	119	8
Total other income (expense), net	(496)	21
Loss before income taxes	(19,423)	(11,397)
Income tax expense	—	25
Net loss	$(19,423)	$(11,422)
Basic and diluted net loss per share attributable to common stockholders	$(0.99)	$(0.61)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	19,613,417	18,772,965

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,423)	$(11,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	880	570
Provision for doubtful accounts	233	8
Provision for warranties	183	57
Provision for inventory	199	107
Amortization of acquired inventory step-up	59	201
Change in fair value of warrants	(121)	(9)
Change in fair value of deferred and contingent consideration	621	64
Change in deferred revenue	(99)	—
Amortization of debt discount and issuance costs	51	—
Non-cash interest expense	—	8
Stock-based compensation expense	2,548	1,360
Deferred income taxes	—	25
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,735)	365
Inventories	(1,191)	977
Prepaid expenses, other current assets and other assets	(1,009)	(1,420)
Insurance recovery receivable	(10)	9,301
Accounts payable	4,684	(856)
Accrued and other liabilities	948	3,040
Legal settlement payable	—	(10,900)
Customer deposits	8	335
Refund liability	4,400	—
Net cash used in operating activities	(12,774)	(8,189)
Cash flows from investing activities:
Purchase of property and equipment	(142)	(952)
Net cash used in investing activities	(142)	(952)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	752
Proceeds from issuance of common stock under ESPP	391	324
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,296)	(390)
Gross borrowings under the Revolving Loan	9,033	—
Repayment of the Revolving Loan	(5,735)	—
Deferred financing costs	(6)	—
Net cash provided by financing activities	2,387	686
Net decrease in cash and cash equivalents	(10,529)	(8,455)
Cash and cash equivalents at:
Beginning of period	26,588	67,212
End of period	$16,059	$58,757
Supplemental disclosure of cash flow information:
Interest paid	$586	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	1,530	214
Fair value of warrants to be issued	—	88

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

On June 11, 2017, Sientra entered into an Agreement and Plan of Merger, or the Merger Agreement, with miraDry, (formerly Miramar Labs), pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of Miramar’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, added the miraDry System to Sientra’s aesthetics portfolio.

c.	Regulatory Review of Vesta Manufacturing

The Company has engaged Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, for the manufacture and supply of the Company’s breast implants. On March 14, 2017, the Company announced it had submitted a PMA supplement to the FDA for the manufacturing of the Company’s PMA-approved breast implants by Vesta. On January 30, 2018, the Company announced the FDA has granted approval of the site-change pre-market approval, or PMA, supplement for the Company’s contract manufacturer, Vesta, to manufacture its silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, the Company also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA supplements.  In addition to approving the manufacturing site-change supplement, the FDA has approved our three (3) process enhancement supplements on January 10, 2018, January 19, 2018 and April 17, 2018.

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 13, 2018 and Form 10-K/A filed on April 30, 2018, or the Annual Report. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

b.	Liquidity

Since the Company’s inception, it has incurred significant net operating losses and anticipate that losses will continue in the near term.  The Company expects its operating expenses will continue to grow as they expand operations.  The Company will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans, sales of products since 2012, and the proceeds from the sale of common stock in public offerings.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of March 31, 2018, the Company had cash and cash equivalents of $16.1 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50 million. Further, on May 7, 2018, the Company completed a public offering of its common stock, raising approximately $107.7 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses.

The Company believes that its cash and cash equivalents combined with the additional capital raised subsequent to March 31, 2018 discussed above, will be sufficient to fund its operations for at least the next 12 months. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

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

Revenue Recognition

The Company recognizes revenue when the Company transfers control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. See Note 3 - Revenue for further discussion.

There have been no other changes to the accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 in the first quarter of 2018 to all contracts using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the Company’s historical net losses and, therefore, no adjustment was made to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of Topic 606 to have a material impact to the Company’s net income (loss) on an ongoing basis.

In accordance with Topic 606 requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet was as follows (in thousands):

	March 31, 2018
		Balances Without
		Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Balance Sheet
Assets
Accounts receivable, net of allowances	$12,072	$7,672	$4,400
Liabilities
Refund liability	$4,400	—	$4,400

Additionally, in accordance with Topic 606, the balance of breast product inventory estimated to be returned as of March 31, 2018 is included in the components of the Company’s inventory as “Finished goods – right of return” in Note 9b - Inventories. Prior to the adoption of Topic 606, the inventory impact of estimated returns for breast products was included in the “Finished goods” inventory balance and was not separately disclosed.

The adoption of Topic 606 did not have a material impact on our condensed consolidated income statement.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments (Topic 230). The standard update addresses eight specific cash flow issues not currently addressed by GAAP, with the objective of reducing the existing diversity in practice of how these cash receipts and payments are presented and classified in the statement of cash flows. The ASU requires a retrospective approach to adoption. The Company adopted the ASU in the first quarter of 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements for the first fiscal quarter 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The standard adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more specific definition of a business. The Company adopted the ASU in the first quarter of 2018 on prospective basis. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under Accounting Standard Codification, or ASC, 718. The Company adopted the ASU in the first quarter of 2018 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

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

In February 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), which allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. Tax Cuts and Jobs Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company does not expect to elect to reclassify the income tax effects under ASU 2018-05, as it does not have a material impact on the condensed consolidated financial statements.

f.Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.	Revenue

Revenue Recognition

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers and recognizes revenue when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Sales prices are documented in the executed sales contract or purchase order prior to the transfer of control to the customer. Customers may enter into a separate extended service agreement to purchase an extended warranty for miraDry products from the Company whereby the payment is due at the inception of the agreement. Revenue for extended service agreements are recognized ratably over the term of the agreements.

The Company also leverages a distributor network for selling the miraDry System internationally. The Company recognizes revenue when control of the goods or services is transferred to the distributors. Standard terms in these agreements do not allow for trial periods, right of return, refunds, payment contingent on obtaining financing or other terms that could impact the customer’s payment obligation.

A portion of the Company’s revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted, not when the consigned products are delivered to the customer’s location.

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Appropriate reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a refund liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $4.4 million and $3.9 million as of March 31, 2018 and December 31, 2017, respectively, recorded as “Refund liability” on the condensed consolidated balance sheet under Topic 606 as of March 31, 2018 and recorded in “Accounts receivable, net of allowances,” at December 31, 2017 on the condensed consolidated balance sheet, as indicated above in “Recently Adopted Accounting Standards.”

Sales tax, value-added tax, and other taxes the Company may collect concurrent with revenue-producing activities are excluded from the measurement of the transaction price and thus from revenue.

Arrangements with Multiple Performance Obligations

The Company has determined that the delivery of each unit of product in the Company’s revenue contracts with customers is a separate performance obligation. The Company’s revenue contracts may include multiple products, each of which is considered a separate performance obligation. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on observable prices or using an expected cost plus margin approach when an observable price is not available. The Company invoices customers once products are shipped or delivered to customers depending on the negotiated shipping terms.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are generally shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $0.2 million for both the three months ended March 31, 2018 and 2017. These costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the condensed consolidated statement of operations as an accounting policy election. Shipping and handling charges are typically billed to customers for sales of the miraDry systems and are recorded as a component of cost of goods sold in the condensed consolidated statement of operations. The associated costs for the three months ended March 31, 2018 was $0.1 million.

4.	Acquisitions
a.	Acquisition of miraDry

On June 11, 2017, Sientra entered into the Merger Agreement with miraDry, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, or the Acquisition Date, added the miraDry System, the only FDA cleared device indicated to reduce underarm sweat, odor and hair of all colors, to Sientra’s aesthetics portfolio.  The Company did not record any professional fees related to the acquisition for the three months ended March 31, 2018 and 2017. The aggregate acquisition date fair value of the consideration transferred was approximately $29.6 million, consisting of the following (in thousands):

Fair Value
Cash consideration at Acquisition Date (other than debt payoff)	$6,193
Cash consideration at Acquisition Date (debt payoff)	12,467
Deferred consideration	966
Contingent consideration	9,946
Total purchase consideration	$29,572

The Company funded the cash consideration, including the debt payoff amount with cash on hand. The cash consideration included the payoff of miraDry’s existing term loan, or the Note Purchase Agreement dated January 27, 2017 and bridge loan, or the January 2017 Bridge Loan, including interest. The deferred consideration relates to cash held back to be used for either potential litigation-related expenses or for payments to certain former investors of miraDry, as defined in the Note Purchase Agreement dated January 27, 2017, one year following the Acquisition Date. Contingent consideration of future cash payments of a maximum of $14.0 million represents the contractual right of certain former miraDry shareholders to receive one or more contingent payments upon achievement of certain future sales milestones and includes certain amounts due to investors related to the remaining balances on the January 2017 Bridge Note and accrued royalty obligations, with certain amounts held back for potential litigation-related expenses. The fair value of the contingent consideration at the acquisition date was determined using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 6. The contingent consideration component is subject to the recognition of subsequent changes in fair value through general and administrative expense in the condensed consolidated statement of operations.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if miraDry had been acquired as of the beginning of fiscal year 2017. The pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the condensed consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2017 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in thousands, except per share amounts):

March 31,
2017
Pro Forma
Net sales	$11,303
Net loss	(20,659)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(1.11)

5.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and refund liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred and contingent consideration are discussed in Note 2. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of March 31, 2018, the carrying value of the long-term debt was not materially different from the fair value.

6.	Fair Value Measurements

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

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM, the contingent consideration for future milestone payments for the acquisition of the tissue expander portfolio and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the deferred consideration and contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	73	73
Liability for contingent consideration	—	—	12,940	12,940
	$—	—	13,013	13,013

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	194	194
Liability for contingent consideration	—	—	12,319	12,319
	$—	—	12,513	12,513

The liability for common stock warrants and the current portion of contingent consideration is included in “accrued and other current liabilities” and the long-term liabilities for the contingent consideration are included in “deferred and contingent consideration” in the condensed consolidated balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants and contingent consideration for which fair value is determined by Level 3 inputs (in thousands):

Warrant Liability
Balance, December 31, 2017	$194
Change in fair value of warrant liability	(121)
Balance, March 31, 2018	$73
Contingent Consideration Liability
Balance, December 31, 2017	$12,319
Change in fair value of contingent consideration	621
Balance, March 31, 2018	$12,940

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the condensed consolidated statement of operations and changes in contingent consideration are recognized in “general and administrative” expense in the condensed consolidated statement of operations.

7.	Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants, and a product warranty for the Company’s miraDry Systems and consumable bioTips. For implant surgeries taking place after May 1, 2018, the breast implant product replacement and limited warranty program provides lifetime no-charge replacement implants for covered rupture events, and no-charge replacement breast implants for other covered events that occur within twenty years of the implant surgery.  For certain covered events, the Company will also reimburse patients for certain out-of-pocket expenses incurred by patients within twenty years of the implant surgery, up to a maximum amount of $5,000.  For implants occurring prior to May 1, 2018, the Company will reimburse patients for certain out-of-pocket costs related to revision surgeries performed within ten years from the date of implantation in a covered event. Under the breast implant lifetime product replacement program, the Company provides no-charge replacement breast implants if a patient experiences a covered event. Under the miraDry warranty, the Company provides a standard product warranty for the miraDry system and bioTips. Additionally, an extended warranty may be purchased to provide additional protection of the miraDry System.

The following table provides a rollforward of the accrued warranties (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance as of January 1	$1,642	$1,378
Warranty costs incurred during the period	(104)	—
Changes in accrual related to warranties issued during the period	50	51
Changes in accrual related to pre-existing warranties	133	6
Balance as of March 31	$1,721	$1,435

8.	Net Loss Per Share

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

	Three Months Ended March 31,
	2018	2017
Net loss (in thousands)	$(19,423)	$(11,422)
Weighted average common shares outstanding, basic and diluted	19,613,417	18,772,965
Net loss per share attributable to common stockholders	$(0.99)	$(0.61)

The Company excluded the following potentially dilutive securities, outstanding as of March 31, 2018 and 2017, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2018 and 2017 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	March 31,
	2018	2017
Stock options to purchase common stock	1,600,826	1,701,131
Warrants for the purchase of common stock	47,710	47,710
	1,648,536	1,748,841

9.	Balance Sheet Components
a.	Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts of $1.1 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively, recorded net against accounts receivable in the balance sheet.

b.	Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$1,727	$1,642
Work in progress	2,991	3,956
Finished goods	16,021	15,298
Finished goods - right of return	1,090	—
	$21,829	$20,896
c.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Leasehold improvements	$402	$402
Manufacturing equipment and toolings	4,587	4,260
Computer equipment	392	387
Software	837	797
Office equipment	231	142
Furniture and fixtures	816	816
	7,265	6,804
Less accumulated depreciation	(2,331)	(2,041)
	$4,934	$4,763

Depreciation expense for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.1 million, respectively.

d.	Goodwill and Other Intangible Assets, net

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

The changes in the carrying amount of goodwill during the three months ended March 31, 2018 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2017
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

Balances as of March 31, 2018
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 31, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(2,266)	$8,974
Trade names - finite life	14	5,800	(297)	5,503
Developed technology	15	3,000	(156)	2,844
Distributor relationships	9	500	(63)	437
Non-compete agreement	2	80	(65)	15
Regulatory approvals	1	670	(670)	-
Acquired FDA non-gel product approval	11	1,713	(1,713)	-
Total definite-lived intangible assets		$23,003	$(5,230)	$17,773

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

		December 31, 2017
	Average Amortization
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(1,859)	$9,381
Trade names - finite life	14	5,800	(216)	5,584
Developed technology	15	3,000	(95)	2,905
Distributor relationships	9	500	(40)	460
Non-compete agreement	2	80	(57)	23
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(4,650)	$18,353

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended March 31, 2018 and 2017 was $0.6 million and $0.4 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of March 31, 2018 (in thousands):

Amortization
Period	Expense
Remainder of 2018	$1,728
2019	2,321
2020	2,209
2021	1,996
2022	1,762
Thereafter	7,757
$17,773

e.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Payroll and related expenses	$4,670	$3,579
Accrued commissions	2,930	3,297
Accrued equipment	1,508	1,091
Deferred and contingent consideration, current portion	2,857	977
Audit, consulting and legal fees	789	920
Accrued sales and marketing expenses	566	794
Other	3,215	2,816
	$16,535	$13,474

10.	Long-Term Debt and Revolving Loan

On July 25, 2017, the Company entered into a Credit and Security Agreement, or the Term Loan Credit Agreement, and a Credit and Security Agreement, or the Revolving Credit Agreement with MidCap, and, together with the Term

Loan Credit Agreement, the Credit Agreements, which replaced the Company’s then-existing Silicon Valley Bank Loan Agreement, or the SVB Loan Agreement.

Under the terms of the Term Loan Credit Agreement, as of July 25, 2017, MidCap funded $25.0 million to the Company, or the Closing Date Term Loan. MidCap also made available to the Company until March 31, 2018, a $10.0 million term loan, or the March 2018 Term Loan, subject to the satisfaction of certain conditions, including FDA certifications of the manufacturing facility operated by Vesta, and an additional $5.0 million term loan, subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue for the past 12 months was greater than or equal to $75.0 million, as defined in the Term Loan Credit Agreement, collectively the Term Loans.  On April 18, 2018, the Company amended the Term Loan Credit Agreement pursuant to which the parties agreed to adjust the date by which the Company must obtain FDA approval of its PMA supplement in order to access the March 2018 Term Loan until April 30, 2018. In April 2018, upon FDA approval of the Company’s PMA supplement, MidCap funded the $10.0 million March Term Loan. Under the Revolving Credit Agreement, MidCap made available to the Company a revolving line of credit, or the Revolving Loan.  The amount of loans available to be drawn is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The Company used a portion of the $25.0 million of proceeds from the Closing Date Term Loan to repay in full the Company’s then-existing indebtedness under its SVB Loan Agreement and to pay fees and expenses in connection with the foregoing and the Company intends to use the remainder of the proceeds for general corporate purposes.

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, which as of March 31, 2018 was 2.31%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. The Company must make monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, followed by monthly installments of principal and interest through the Maturity Date. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays MidCap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of March 31, 2018, there was $25.0 million outstanding related to the Term Loans. As of March 31, 2018, the unamortized debt issuance costs on the Term Loans was approximately $0.1 million current portion and approximately $0.2 million long-term portion and are included as a reduction to debt on the condensed consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company may prepay all of the outstanding balance prior to the maturity date provided the Company pays MidCap a prepayment fee. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. As of March 31, 2018, there was $3.3 million borrowings outstanding related to the Revolving Loan. The Company has classified the amounts borrowed under the Revolving Loan as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time. As of March 31, 2018, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in other long-term assets on the condensed consolidated balance sheet.

The amortization of debt issuance costs relating to the Term Loans and Revolving Loan for the three months ended March 31, 2018 was $0.1 million, and was included in interest expense in the condensed consolidated statements of operations.

The Credit Agreements includes customary affirmative and restrictive covenants and representations and warranties, including a financial covenant for minimum revenues, a financial covenant for minimum cash requirements, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions, collateral, mergers or acquisitions, taxes, and deposit accounts. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and MidCap may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements. The Company’s obligations under the Credit Agreements are secured by a security interest in substantially all of The Company’s assets.

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loan as of March 31, 2018 was as follows (in thousands):

Fiscal Year
2019	$8,333
2020	8,333
2021	8,334
2022	—
2023	—
Thereafter	—
Total	$25,000

11.Stockholders’ Equity

a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2018 and December 31, 2017, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of March 31, 2018, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of March 31, 2018, a total of 180,618 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of March 31, 2018, inducement grants for 624,735 shares of common stock have been awarded, and 308,912 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2017	2,179,787	$7.60	7.27
Forfeited	(1,340)	17.20
Balances at March 31, 2018	2,178,447	$7.59	7.02

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense related to stock options was $0.4 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $2.1 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the condensed consolidated statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of 1.78 years.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued generally vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2017	928,552	$9.12
Granted	1,286,050	11.63
Vested	(271,936)	8.50
Forfeited	(49,832)	10.71
Balances at March 31, 2018	1,892,834	$10.87

Stock-based compensation expense for RSUs for the three months ended March 31, 2018 and 2017 was $2.0 million and $0.5 million, respectively. As of March 31, 2018, there was $17.8 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.50 years.

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

As of March 31, 2018, the number of shares of common stock reserved for issuance under the ESPP was 627,080.  During the three months ended March 31, 2018, employees purchased 62,491 shares of common stock at a weighted average price of $6.26 per share.  As of March 31, 2018, the number of shares of common stock available for future issuance was 627,080.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended March 31, 2018 and 2017.

12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. Tax expense was $0 and $25,000 for the three months ended March 31, 2018 and 2017, respectively.

13.	Segment Information

Reportable Segments

The Company has two reportable segments: Breast Products and miraDry. The Breast Products segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips. These segments align with the Company’s principal target markets. On July 25, 2017, the Company acquired miraDry. See Note 4 – Acquisitions for additional details. miraDry has been included in the condensed consolidated results of operations as of the Acquisition Date and financial performance of the acquired business is reported in the miraDry segment.  The segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.

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

The following tables present the net sales and net operating loss by reportable segment for the periods presented (in thousands):

	March 31,
	2018	2017
Net sales
Breast Products	$8,542	$7,489
miraDry	6,134	—
Total net sales	$14,676	$7,489

	March 31,
	2018	2017
Loss from operations
Breast Products	$(12,794)	$(11,418)
miraDry	(6,133)	—
Total loss from operations	$(18,927)	$(11,418)

14.	Commitments and Contingencies
a.	Operating Leases

The Company’s leases for its general office facilities are in Santa Barbara, California and Santa Clara, California, with leases expiring February 2020 and May 2019, respectively. The Company also leases additional industrial space for warehouse, research and development and additional general office use. Rent expense was $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

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

As a result of these developments, the Company determined a probable loss had been incurred and recognized a net charge to earnings of approximately $1.6 million for the nine months ended September 30, 2016 within general and administrative expense which was comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. In the first quarter of 2017, the Company received $9.3 million in insurance proceeds and paid the $10.9 million loss contingency. The remaining insurance proceeds receivable is classified as “prepaid expenses and other current assets” on the accompanying condensed consolidated balance sheets.

miraDry Class Action Litigation

On August 3, 2017, a lawsuit styled as a verified class action on the part of the former stockholders of miraDry was filed in the Court of Chancery for the State of Delaware against the former board of directors of miraDry, or the Defendants, alleging breach of their fiduciary duties in connection with the Company’s acquisition of miraDry.  On August 30, 2017, the Defendants moved to dismiss the verified class action complaint for failure to state a claim upon which relief can be granted.  On November 11, 2017 the parties notified the Court that they had reached an agreement to settle the matter pending completion of confirmatory discovery regarding the fairness of the settlement and obtaining approval from the court.  Under the terms of the proposed settlement, in exchange for a full and final settlement and release of all claims, the Defendants (and/or their indemnitors and/or insurers) agreed to pay a settlement consideration of $0.4 million. The miraDry Merger Agreement contained a holdback amount expected to be used for the settlement and associated costs of the miraDry Class Action litigation and is included in the Company’s “deferred and contingent consideration, current portion” component of “accrued and other current liabilities” on the condensed consolidated balance sheet.

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

15. Subsequent Events

a.	FDA Approval

In support of the move to the Vesta manufacturing facility, the Company implemented certain manufacturing process improvements which, in consultation with the FDA, required three additional 30-Day Notice submissions. On April 17, 2018, the FDA approved the third and final 30-Day Notice submission, allowing full commercialization of the Company’s breast implant products manufactured at Vesta’s Wisconsin-based manufacturing facility.

b.	Term Loan

On April 18, 2018, the Company amended the Term Loan Credit Agreement with MidCap pursuant to which the parties agreed to adjust the date by which the Company must obtain FDA approval of its PMA supplement in order to access the March 2018 Term Loan until April 30, 2018. In April 2018, upon FDA approval of the third and final 30-Day Notice submission, MidCap funded the $10.0 million March Term Loan.

c.	Follow-on Offering

On May 7, 2018, the Company completed an underwritten follow-on public offering of 7,407,408 shares of its common stock at $13.50 per share, as well as 1,111,111 additional shares of its common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company were approximately $107.7 million after deducting underwriting discounts and commissions and other estimated offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 13, 2018 and 10-K/A filed on April 30, 2018, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

On June 11, 2017, we entered into a Merger Agreement with miraDry (formerly Miramar Labs) pursuant to which we commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio. Following our acquisition of miraDry in July 2017, we began selling the miraDry System and bioTips.  As a result of the miraDry acquisition, we determined that we will conduct our business in two operating segments: Breast Products and miraDry. The Breast Products segment focuses on sales of our breast implants, tissue expanders and scar management products under the brands OPUS, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of March 31, 2018, consisted of 97 employees, including 80 sales representatives and 17 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.

Our Markets

The global market for aesthetic procedures is significant. The American Society for Aesthetic Plastic Surgery, or ASAPS, estimates that U.S. consumers spent approximately $15 billion on approximately 13 million aesthetic procedures in 2016, including both surgical and non‑invasive cosmetic treatments.

Breast Products

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States, with over 333,000 primary breast augmentation procedures performed in the United States in 2017, according to ASAPS. Based on the number of procedures reported by ASAPS and American Society of Plastic Surgeons, or ASPS, and our estimates of average selling prices, implant mix and implants per procedure, we estimate the size of our current and potential breast markets to be approximately $1.5 billion on a global basis, with the size of our addressable U.S. market (based on our currently available breast products, including scar management products) estimated at approximately $700 million.

We sell our breast implants and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi‑year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 6,500 board‑certified plastic surgeons in the United States.  In addition, our Breast Products segment is also supported by Multi Specialty Consultants, or MSCs, that sell scar management products directly to physicians, and we have recently expanded our sales channel to include a dedicated national accounts team focused on selling our tissue expanders to hospitals.

miraDry

According to the ASAPS, cosmetic procedures have increased by 35% over the past five years with nonsurgical procedures up 39%. Laser and light-based hair removal continues to be the largest volume among non-invasive and non-injectable procedures. As an emerging market, energy-based procedures for sweat and odor reduction are not currently tracked by ASAPS data. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by ASAPS does not represent the market potential for miraDry or any other single product or treatment, but illustrates that each year patients elect to have millions of aesthetic procedures. We believe several factors are contributing to the ongoing growth in aesthetic procedures, including:

•Broader availability of safe non-invasive aesthetic procedures. Technological developments have resulted in the introduction of a broader range of safe, non-invasive aesthetic procedures. According to the ASAPS, non-invasive aesthetic treatments are growing faster than invasive surgical procedures.

•Increased physician focus on aesthetic procedures. We believe increased restrictions imposed by managed care and government agencies on reimbursement for medical treatments are motivating our customers to establish or expand their elective aesthetic practices, which generally consist of procedures paid for directly by patients. We expect this trend to continue as our customers look for ways to expand their practices and improve profitability.

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

In 2017, we commissioned a survey of over 2,000 consumers, evaluating several criteria including sweat bothered, dissatisfaction with current treatment, interest in a non-surgical long-term solution, and interest in the miraDry product description. Based on this survey, we believe there are approximately 37 million people in the U.S. alone that are bothered by sweat, dissatisfied with their current treatment and/or have an interest in seeking a long-term solution, and that approximately 15 million people would be interested in our miraDry solution. Based on this survey and our average selling price per bioTip, we estimate the size of our addressable consumables market to be approximately $6 billion in the U.S. Further, based on this survey, our estimates of the number of aesthetic practices in the U.S., the indicated number of people interested in a miraDry solution and our average selling price per miraDry console, we estimate the size of our addressable equipment market to be approximately $1.4 billion on a global basis, with the size of our addressable U.S. market estimated at approximately $700 million.

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

Innovative services that deliver an improved customer experience.  Our customer service offerings are intended to accommodate and anticipate the needs of our Plastic Surgeons so they can focus on providing better services to their patients. We provide an industry-leading ten‑year limited warranty that provides patients with a cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first C3 Program through which we offer no‑charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants. We also offer specialized educational initiatives and a streamlined ordering, shipping and billing process.  On April 25, 2018, we announced our new Sientra Platinum20 Warranty, which we believe provides an industry-leading policy of no-charge replacement implants, as well as financial assistance, for certain qualifying events occurring within twenty years of the initial procedure.

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

miraDry

Strong clinical trial outcomes.  The miraDry System is the only FDA cleared device to reduce underarm sweat, odor and hair of all colors. Clinical studies involving more than 150 patients have shown that one or two miraDry procedures can noticeably and measurably reduce the amount of sweat from the axilla, or underarm. In our study involving 120 subjects, 89% of patients that received treatment experienced reduction in their sweat with no reported deaths, injuries requiring immediate medical attention to prevent death, or permanent impairment. In a second study involving 31 patients, patients reported an average of 82% sweat reduction at 12 months and 100% of patients reported an improvement in their Hyperhidrosis Disease Severity Scale, or HDSS, score at 24 months, with all patients reporting their sweating as either never noticeable or tolerable. Because sweat glands do not regenerate after the procedure, we believe the results are lasting.

Patient satisfaction. miraDry allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures for sweat, odor and hair reduction. In addition, unlike many other non-invasive procedures, patients are not required to undergo multiple or recurring treatment procedures to obtain aesthetic results. According to RealSelf.com, a leading online community helping people make confident choices in elective cosmetic procedures, as of January 16, 2018, the miraDry procedure received a 90% “worth it” rating from patients.

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

Selectively pursue acquisitions and expand into new markets.  We may continue to selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies, and allow us to compete in new geographic markets or market segments or to increase our market share. For example, we began selling BIOCORNEUM directly to physicians in the United States after we acquired the rights to do so, in addition to rights relating to certain other specified sales channels from Enaltus in March 2016. We began selling the AlloX2 and Dermaspan lines of breast tissue expanders, and the Softspan line of general tissue expanders, after we acquired these product lines from Specialty Surgical Products, or SSP, in November 2016. We began selling the miraDry System and bioTips after the acquisition of miraDry in July 2017 and, based on our commissioned survey of over 2,000 consumers, we believe the market for these products represents a growing and demographically diverse opportunity to drive sales.

Broaden our product portfolio and launch new products and services.  We plan to continue to develop products that address the unmet needs of physicians and patients by leveraging our innovative technologies in combination with our regulatory and product development expertise. We have a number of new breast implants and tissue expanders under development with different characteristics and configurations. We believe these expanded product choices will allow Plastic Surgeons to potentially achieve better outcomes for their patients. In addition, we plan to take advantage of cross selling and product bundling opportunities.

Highly optimized, experienced and fully trained sales force. We maintain separate North American sales forces within our Breast Products and miraDry segments.  Our Breast Products sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling all breast products and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons. Additionally, our Breast Products segment is also supported by MSCs that sell scar management products directly to physicians. As of March 31, 2018, our Breast Products sales force comprised of 39 PSCs and 6 MSCs. Our miraDry sales force is a bifurcated organization that is split between Area Sales Managers, or ASMs, who focus on system sales, and Practice Development Managers, or PDMs, who focus on high margin consumable bioTip sales, assisting practices to market miraDry to patients, undergo product training and drive system utilization. As of March 31, 2018, our miraDry sales force comprised of 19 ASMs and 14 PDMs. We have continued to hire high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

Increase our international presence. There is strong global demand for aesthetic procedures outside of North America. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market miraDry in numerous international markets.  We intend to seek regulatory approval to market miraDry in additional international markets, as well as grow our international sales and marketing organization to focus on increasing sales and market share, as well as strengthening our customer relationships. As part of this strategy, we are and intend to continue to opportunistically deploy a direct sales force in select international markets.

Our Products

Breast Products

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

Our breast implants were approved by the FDA in 2012, based on three-year data from our recently completed, long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). According to a recent publication by the Plastic and Reconstructive Surgery Journal, our clinical trial represents the largest gel breast implant pivotal trial in the United States and examined the long-term safety and effectiveness of gel breast implants. The study included a large magnetic resonance imaging, or MRI, cohort, with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial were subject to serial MRI screenings as part of the clinical protocol. The clinical data we collected over a ten‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to, or better than, those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our completed five-year Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench studies run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we worked with Vesta to establish a dedicated manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants and that we had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. Vesta began manufacturing our breast products in October 2017 in order to build our inventory pending FDA approval of the PMA supplement. On January 30, 2018, we announced that the FDA granted approval of the PMA supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions.  These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018.  With these latest approvals, we intend to re-launch our breast implant business and scale implant supply into the second half of 2018.

In addition, we offer BIOCORNEUM, an advanced silicone scar treatment, directly to physicians and the AlloX2, and Dermaspan lines of breast tissue expanders, as well as the Softspan line of general tissue expanders.

We sell our silicone gel breast implants and tissue expanders exclusively to Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings and a twenty‑year limited warranty that provides patients with cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and the industry’s‑first policy of no‑charge replacement implants to patients who experience covered capsular contracture, double capsule and late-forming seroma events within twenty years of the initial implant procedure.

miraDry Products

In July 2017, we completed our acquisition of miraDry, following which we began selling the miraDry System, the only FDA cleared device indicated to reduce underarm sweat, odor and hair of all colors through the precise and non-invasive delivery of microwave energy to the region where sweat glands reside. The energy generates heat at the dermal-fat interface which results in destruction of the sweat glands. At the same time, a continuous hydro-ceramic cooling system protects the superficial dermis and keeps the heat focused at the dermal-fat interface where the sweat glands reside. Because sweat glands do not regenerate after the procedure, we believe the results are lasting. Microwaves are the ideal technology as the energy can be focused directly at the dermal-fat interface where the glands reside.

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

The miraDry System provides patients with a non-invasive and durable procedure to selectively destroy underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat.  The miraDry System has been evaluated in clinical studies, which showed that the system reduced sweat in one or more procedures of approximately 60-minutes, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical and minimally-invasive procedures. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting in most patients, although some patients may need to repeat the miraDry procedure to achieve the lasting results.

The miraDry System consists of a console and a handheld device which uses consumable single-use bioTips. The miraDry System has a global footprint, and we estimate that over 1,000 systems and over 125,000 bioTips have been sold to date.  The miraDry procedure is not technique-dependent, does not require significant training or skill for the healthcare provider, and the user-interface guides the provider through each step of the procedure for each treatment. We sell our miraDry System and consumable single-use bioTips only to physicians, consisting of dermatologists, plastic surgeons, aesthetic specialists and physicians specializing in the treatment of hyperhidrosis. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices but are generally not board-certified dermatologists or plastic surgeons. Physicians can market the miraDry procedure as a premium, highly-differentiated, non-surgical sweat reduction procedure. We are approved to sell the miraDry System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America.

The miraDry segment generated net sales of $6.1 million for the three months ended March 31, 2018. With the acquisition of miraDry, we expect net sales, cost of goods sold, sales and marketing, general and administrative, and research and development expenses to increase in 2018 when compared to 2017 and prior periods.

Intellectual Property

Our Breast Products patent portfolio presently consists of one (1) pending U.S. patent application, as well as several in-licensed patent rights, and our miraDry patent portfolio presently consists of approximately twenty (20) granted or allowed U.S. patents, eighty-six (86) granted or allowed foreign counterparts patents, nine (9) pending or published U.S. patent applications, and thirty-three (33) pending or published foreign counterpart patent applications. Our Breast Products trademark portfolio presently consists of approximately twelve (12) worldwide registered trademarks and thirteen (13) pending worldwide trademark applications and our miraDry trademark portfolio presently consists of approximately ninety (90) worldwide registered trademarks and seven (7) pending worldwide trademark applications.

Components of Operating Results

Net Sales

We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. Our Breast Products segment net sales include sales of silicone gel breast implants, tissue expanders and BIOCORNEUM. Net sales for our miraDry segment for the three months ended March 31, 2018 include net sales of the miraDry System and consumable bioTips, as a result of the acquisition of miraDry on July 25, 2017.

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

We provide a commercial warranty on our silicone gel breast implants and a standard warranty on our miraDry Systems, handpieces and bioTips. The estimated warranty costs are recorded at the time of sale. In addition, the inventory fair market value associated with purchase accounting adjustments and royalty costs related to both the SSP and miraDry acquisitions are recorded at the time of sale.

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of quantity of units sold, manufacturing price increases, the changing mix of products sold with different gross margins, overhead costs and targeted pricing programs.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program for the Breast Products segment and no-charge product evaluation units for the Breast Products segment, as well as educational, promotional and marketing activities, including direct and online marketing. We expect our sales and marketing expenses to fluctuate in future periods as a result of headcount and timing of our marketing programs.  However, we generally expect these costs will increase in absolute dollars.

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

We expect our R&D expenses to vary as different development projects are initiated, including improvements to our existing products, expansions of our existing product lines, new product acquisitions and our clinical studies. However, we generally expect these costs will increase in absolute terms over time as we continue to expand our product portfolio and add related personnel.

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

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the period. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Annual Report, other than the implementation of ASU 2014-09 (Topic 606) Revenue from Contracts with Customers, as discussed in Note 2 of the unaudited condensed consolidated financial statements  included in this Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Statement of operations data
Net sales	$14,676	$7,489
Cost of goods sold	6,097	2,322
Gross profit	8,579	5,167
Operating expenses
Sales and marketing	15,256	6,955
Research and development	2,751	3,194
General and administrative	9,499	6,436
Total operating expenses	27,506	16,585
Loss from operations	(18,927)	(11,418)
Other income (expense), net
Interest income	40	22
Interest expense	(655)	(9)
Other income (expense), net	119	8
Total other income (expense), net	(496)	21
Loss before income taxes	(19,423)	(11,397)
Income tax expense	—	25
Net loss	$(19,423)	$(11,422)

Net Sales

Net sales increased $7.2 million, or 96.0%, to $14.7 million for the three months ended March 31, 2018 as compared to $7.5 million for the three months ended March 31, 2017.  Net sales of our Breast Products segment was $8.5 million, an increase of $1.0 million for the three months ended March 31, 2018, as compared to $7.5 million for the three months ended March 31, 2017. The miraDry segment contributed $6.1 million of net sales for the three months ended March 31, 2018, as a result of the acquisition of miraDry on July 25, 2017.

As of March 31, 2018, our sales organization included 80 sales representatives as compared to 38 sales representatives as of March 31, 2017. The increase is primarily attributed to the acquisition of miraDry and the subsequent headcount increase of the miraDry sales representatives. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $3.8 million, or 162.6%, to $6.1 million for the three months ended March 31, 2018, as compared to $2.3 million for the three months ended March 31, 2017. The increase was primarily due to the acquisition of miraDry on July 25, 2017.

The gross margins for the three months ended March 31, 2018 and 2017 were 58.5% and 69.0%, respectively. The decrease is primarily due to the inclusion of miraDry, which carries a lower margin than Breast Products.

Sales and Marketing Expenses

Sales and marketing expenses increased $8.3 million, or 119.4%, to $15.3 million for the three months ended March 31, 2018, as compared to $7.0 million for the three months ended March 31, 2017. The increase is primarily due to higher employee-related costs as a result of increased sales and headcount, an increase in marketing expenses and an increase in marketing initiatives. The miraDry segment increased sales and marketing expenses by $6.5 million for the three months ended March 31, 2018 as a result of the acquisition of miraDry on July 25, 2017.

Research and Development Expenses

R&D expenses decreased $0.4 million, or 13.9%, to $2.8  million for the three months ended March 31, 2018, as compared to $3.2 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease in consulting expenses. The miraDry segment increased R&D expenses by $0.6 million for the three months ended March 31, 2018, as a result of the acquisition of miraDry on July 25, 2017.

General and Administrative Expenses

G&A expenses increased $3.1 million, or 47.6%, to $9.5 million for the three months ended March 31, 2018, as compared to $6.4 million for the three months ended March 31, 2017. The increase was primarily due to an increase in consulting expenses, stock-based compensation, contingent consideration fair value adjustments, and bad debt expense, offset by a decrease in legal expenses. The miraDry segment increased G&A expenses by $1.5 million for the three months ended March 31, 2017 as a result of the acquisition of miraDry on July 25, 2017.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2018 was primarily associated with expenses related to the change in fair value of warrants, interest and amortization of issuance costs associated with our Credit Agreements. Other income (expense), net for the three months ended March 31, 2017 was primarily associated with interest income on cash held in a money market account and expense recognized for the change in fair value of warrants.

Income Tax Expense

Income tax expense is associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM acquisition and the tissue expander portfolio acquisition that cannot offset deferred tax assets. Income tax expense for the three months ended March 31, 2018 and 2017 was $0 and $25,000, respectively.

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

On July 25, 2017, we borrowed $25.0 million pursuant to the Term Loan Credit Agreement with MidCap and the other lenders party thereto. We used the proceeds (i) to repay in full our then-existing indebtedness under the SVB

Loan Agreement, which totaled approximately $5.0 million, (ii) to pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The Term Loan Credit Agreement provides for (i) the Closing Date Term Loan, (ii) until March 31, 2018, an additional $10.0 million term loan facility subject to the satisfaction of certain conditions, including FDA certification of the manufacturing facility operated by Vesta and (iii) an additional $5.0 million term loan facility subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue (as defined in the Term Loan Credit Agreement) for the past 12 months was greater than or equal to $75.0 million.  On April 18, 2018, we amended the Term Loan Credit Agreement with MidCap pursuant to which MidCap agreed to adjust the date by which we must obtain FDA approval of our PMA supplement in order to access the March 2018 Term Loan until April 30, 2018. Upon FDA approval in April 2018, the $10.0 million March 2018 Term Loan was funded. In addition, on July 25, 2017, we also entered into a Revolving Credit Agreement with MidCap and the other lenders party thereto. The amount available to be drawn under the Revolving Credit Agreement is based on a Borrowing Base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. We may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021.

See Note 10 to the condensed consolidated financial statements for a full description of our long-term debt and revolving line of credit.

As of March 31, 2018, we had $16.1 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital.  On May 7, 2018, we completed a public offering of our common stock, raising approximately $107.7 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses. In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million.  As of March 31, 2018, we have not sold any common stock pursuant to the sales agreement.  In addition, in April 2018, we received the $10.0 million March 2018 Term Loan pursuant to our credit agreement with MidCap following our satisfaction of the conditions set forth in the credit agreement. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(12,774)	$(8,189)
Investing activities	(142)	(952)
Financing activities	2,387	686
Net change in cash and cash equivalents	$(10,529)	$(8,455)

Cash used in operating activities

Net cash used in operating activities was $12.8 million during the three months ended March 31, 2018 as compared to $8.2 million during the three months ended March 31, 2017. The increase in cash used in operating activities between the three months ended March 31, 2018 and 2017 was primarily associated with higher net loss of $8.0 million for the three months ended March 31, 2018, partially offset by an increase in accounts payable due to the timing of payments as compared to the three months ended March 31, 2017. The three months ended March 31,

2017 includes $10.9 million in legal settlement payments related to the class action shareholder litigation, offset by collection of $9.3 million in insurance recovery.

Cash used in investing activities

Net cash used in investing activities was $0.1 million during the three months ended March 31, 2018 as compared to $1.0 million during the three months ended March 31, 2017. The decrease in cash used in investing activities between the three months ended March 31, 2018 and 2017 was primarily was due to a decrease in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $2.4 million during the three months ended March 31, 2018 as compared to $0.7 million during the three months ended March 31, 2017.  The increase in cash provided by financing activities was primarily the result of proceeds from borrowings under the Revolving Loan, partially offset by tax payments related to shares withheld for vested RSUs for the three months ended March 31, 2018.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the ability of the Vesta facility to meet capacity to meet customer requirements;
•	net sales generated by our Breast Products and miraDry segments, and any other future products that we may develop and commercialize;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements, including compliance with Sarbanes-Oxley;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs;
•	investment in inventory required to meet customer demands; and
•	expenses we incur in connection with defending against litigation.

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

Contractual Obligations and Commitments

As of March 31, 2018, except as discussed below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report, except as it relates to the timing of payments and interest under our obligations under our Credit Agreements.  See Note 10 for further discussion regarding our long-term debt and revolving loan.

Scheduled contractual obligations for the future payments of our term loan debt obligations as of March 31, 2018 were as follows (in thousands):

	Payments Due by Period
					More than
	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Term loan principle obligations	$25,000	$2,083	$8,333	$14,584	$—

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, we had $16.1 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

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

SEC Agreement-in-Principle

In March 2018, we reached an Agreement-in-Principle (“Agreement-in-Principle”) with the Staff of the Division of Enforcement (the “Staff”) of the U.S. Securities and Exchange Commission (“SEC”) to settle, without admitting or denying, charges arising out of the SEC’s investigation into alleged false and misleading statements or omissions made in connection with its follow-on public offering (the “Offering”) that closed on September 23, 2015. Those charges include alleged violations of Section 10 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 17(a)(1)-(3) of the Securities Act of 1933, as amended.

There is no monetary component to the Agreement-in-Principle, but it will contain an order prohibiting future violations of the securities laws. The Agreement-in-Principle is subject to review and approval by the Commissioners of the SEC.

The Staff informed us on March 1, 2018 that it was considering bringing charges against the Company related to the Offering. A settlement would allow us to resolve those charges without protracted litigation, significant legal costs, and distracting management from driving the business forward. To our knowledge, the SEC does not intend to charge any of our current officers or directors in connection with its investigation.

miraDry Class Action Litigation

On August 3, 2017, a lawsuit styled as a verified class action on the part of the former stockholders of miraDry was filed in the Court of Chancery for the State of Delaware against the former board of directors of miraDry, or the Defendants, alleging breach of their fiduciary duties in connection with the Company’s acquisition of miraDry.  On August 30, 2017, the Defendants moved to dismiss the verified class action complaint for failure to state a claim upon which relief can be granted.  On November 11, 2017 the parties notified the Court that they had reached an agreement to settle the matter pending completion of confirmatory discovery regarding the fairness of the settlement and obtaining approval from the court.  Under the terms of the proposed settlement, in exchange for a full and final settlement and release of all claims, the Defendants (and/or their indemnitors and/or insurers) agreed to pay a settlement consideration of $0.4 million.

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

Risks Relating to Our Business and Our Industry

We may need to raise additional equity or debt capital, which may not be available on acceptable terms, or at all. If we are unable to raise additional funds, there may be substantial doubt in our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm included in our Annual Report contains an explanatory paragraph with respect to our liquidity.*

As of March 31, 2018, we had cash and cash equivalents of approximately $16.1 million. Since inception, we have incurred recurring operating losses and cash outflows from operations activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and need for capital. In April 2018, we received a $10.0 million term loan pursuant to an amendment to our credit agreement with MidCap Financial Trust. In addition, in February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50 million. Further, on May 7, 2018, we completed a public offering of our common stock, raising approximately $107.7 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses. To fund ongoing operating and capital needs, we may raise additional capital through the sale of equity securities and incremental debt financing.  We believe that we have the ability to continue as a going concern for at least 12 months from the date our condensed consolidated financial statements are issued.  There can be no assurance, however, that we will not need to raise additional capital to continue to fund operations which could negatively impact our ability to continue as a going concern.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception, we have incurred significant net operating losses. As of March 31, 2018, we had an accumulated deficit of $298.9 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the quarter ended March 31, 2018, our net loss was $19.4 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

We may not successfully integrate newly acquired businesses into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

We have recently completed a series of business and product acquisitions including our acquisition of miraDry and our product acquisitions, including BIOCORNEUM and our tissue expanders portfolio. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. In addition, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

Integrating the business practice and operations of a new business with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources. The integration process may disrupt our existing operations and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in successfully integrating our acquisitions in order to realize the anticipated benefits may cause an interruption of, or a loss of momentum in, our operating activities and could adversely affect our results of operations. Potential difficulties, costs and delays we may encounter as part of the integration process may include:

•	distracting management from day‑to‑day operations;
•	potential incompatibility of corporate cultures;
•	an inability to achieve synergies as planned;
•	risks associated with the assumption of contingent or other liabilities of acquisition targets;
•	adverse effects on existing business relationships with suppliers or customers;
•	inheriting and uncovering previously unknown issues, problems and costs from the acquired company;
•	uncertainties associated with entering new markets in which we have limited or no experience;
•	increased legal and accounting costs relating to the partnership or acquisition or compliance with regulatory matters;
•	delays between our expenditures to acquire new products, technologies or businesses and the generation of net sales from those acquired products, technologies or businesses;
•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;
•	costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others); and
•	increased difficulties in managing our business due to the addition of international locations.

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

We depend on a positive reaction from our Plastic Surgeons and their patients, and on an adequate supply of our products, to successfully re-establish our market position and achieve profitability.*

Our Breast Products segment has historically accounted for substantially all of our net sales and we expect our Breast Products to continue to be a substantial majority of our net sales.

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

Any inability to manage inventory supply issues, an inadequacy of current inventory levels that we have built since October 2017 pending FDA approval of the PMA supplement, the potential loss of market acceptance of our Breast Products, or any adverse rulings by regulatory authorities, any adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, would adversely affect our business, financial condition and results of operations.

If the market acceptance for the miraDry System, which has a limited commercial history, fails to grow significantly, our business and future prospects will be harmed.*

Commercial sales of the miraDry System commenced in the United States in 2012. We expect that the net sales we generate from our miraDry System and bioTips will represent high margin sales (on a gross margin basis) and account for a substantial amount of our net sales for the next several years, with high margin consumables comprising a sizable percentage of our miraDry segment’s net sales. Accordingly, our success depends on the acceptance among physicians and patients of the miraDry procedure as a preferred treatment for being sweat-bothered. Although we have received FDA clearance to market the miraDry procedure for the treatment of primary axillary hyperhidrosis and permanent hair reduction in the United States and are approved or are otherwise free to market the miraDry procedure in over 40 international markets, the degree of market acceptance of the miraDry procedure by physicians and patients is unproven. We believe that market acceptance of the miraDry procedure will depend on many factors, including:

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

We cannot guarantee that the miraDry System will achieve broad market acceptance among physicians and patients. We expect to derive a substantial portion of sales from the miraDry Systems and the sale of our consumable bioTip products, which represent higher margin products (e.g., 50% - 90% gross margin) within our product portfolio. As a result, any failure of this product to achieve meaningful market acceptance will harm our business, sales, profitability and future prospects.

We rely on sole suppliers to manufacture some of our products, including our breast implants and our scar management, tissue expander and bioTips products, and any production problems or inability to meet our demand could adversely affect our business prospects.*

We rely on sole suppliers to manufacture certain of our products or the components used therein, and the loss of any such supplier or any disruption in operations, production problems or inability to meet our supply demands of any such supplier could have a material adverse and severe effect on our business, financial condition and results of operations. Additionally, there can be no guarantees that we would be able to replace or transition to alternative suppliers on a timely basis or at all, if needed.  If we are required to replace any of our sole suppliers, or transition to alternative suppliers, it may adversely impact our operations.

For example, we have entered into a definitive manufacturing agreement with Vesta and have qualified Vesta as our sole manufacturer for sourcing our breast implants. In January 2018, the FDA granted approval of the site-change PMA supplement for Vesta to manufacture our silicone gel breast implants. In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions. These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018. With these approvals, we intend to re-launch our breast implant business and scale our supply of implants by increasing the quantity of products manufactured by Vesta into the second half of 2018. If Vesta is unable to scale its manufacturing operations to meet our requirements into the second half of 2018 or in any future period, or if there are any delays or disruptions in manufacturing or delivering the implants, we may not be able to achieve our anticipated sales levels and our net sales and business prospects could suffer significantly. In addition, if Vesta were to terminate or otherwise fail to perform under the definitive manufacturing agreement, or if the FDA were to determine that Vesta does not meet its strict regulatory requirements in the future, we would need to identify and qualify another alternate manufacturer, which would require a significant amount of time and resources and result in a supply interruption.

There are numerous risks in relying on sole suppliers to manufacture our products, which, individually or in the aggregate, could have a material adverse and severe effect on our business, financial condition and results of operations.

Direct-to-consumer marketing and social media effort may expose us to additional regulatory scrutiny.*

Our efforts to promote our products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices of effective communication of risk information, benefits or claims, under the oversight of the FDA, FTC, or both.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control that may adversely affect the manufacturing and supply of our products.

Our reliance on any third-party manufacturer, including Vesta, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM scar management products, SiMatrix, a Vesta subsidiary that supplies the tissue expanders, Healthcare Technology International which supplies bioTips for our miraDry System or any other third-party manufacturer we procure and qualify for the manufacture of our Breast Products or miraDry Products involves a number of risks. Changes that our manufacturers may make outside the purview of our direct control, or other mistakes and mishandling of our products, can have an impact on our processes and quality, as well as the successful delivery of our products.  Additionally, if any third-party manufacturer becomes unable or unwilling to supply our products, we may not be able to find an alternate supplier in a timely manner. For example, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Vesta, Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Our existing manufacturing contracts will also expire, and there can be no assurance that our contracting counterparties will agree to continue to manufacture and supply our products or they may impose increased pricing terms if the contract is renegotiated or renewed.

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

In January 2011, the FDA issued a Safety Communication indicating that there was a possible association between saline and silicone gel breast implants and anaplastic large-cell lymphoma, or BIA-ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product labeling, which is approved by the FDA, has been required to contain a description of BIA-ALCL as a possible, though “rare,” outcome. Since its report in January 2011, the FDA has continued to gather information about BIA-ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, ASPS, ASAPS, ISAPS, and other organizations.

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

If we are unable to train Plastic Surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected growth.*

An important part of our sales process includes the ability to train Plastic Surgeons on the safe and appropriate use of our products.  If we become unable to attract potential new Plastic Surgeon customers to our education and training programs, we may be unable to achieve our expected growth.

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

If we are unable to continue to enhance our existing product offerings and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.*

We may not be able to compete effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop and market new innovative products.  Product development requires the investment of significant financial, technological and other resources.  Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product and manufacturing process levels and may involve additional clinical trials and we may not be able to timely develop product improvements or new products.  Our competitors’ new products may beat our products to market, be more effective with new features, obtain better market acceptance or render our products obsolete.  Any new or modified products that we develop may not receive clearance or approval from the FDA, or achieve market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

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

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability would suffer.*

We are subject to the risks arising from adverse changes in general economic and market conditions.  Certain elective procedures, such as breast augmentation, are typically not covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for these surgeries and other procedures and could have an adverse effect on consumer spending.  This shift could have an adverse effect on our net sales and profitability. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products.

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

As of March 31, 2018, we had approximately 205 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

We are subject to political, economic and regulatory risks associated with doing business outside of the United States.*

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

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability or sanctions in areas in which we operate;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•	regulations related to customs and import/export matters;
•	tax issues, including tax law changes and compliance with other tax laws;
•	compliance with complex transfer pricing regulations administered by taxing authorities in various jurisdictions resulting from our intercompany arrangements, if any;
•	challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;
•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of products in the jurisdictions in which we do or will operate;
•	operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;
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

Risks Related to Our Financial Results

Our debt obligations could impair our financial condition and limit our operating flexibility.*

Our indebtedness under our credit agreements with MidCap Financial Trust, or the Credit Agreements, and our other financial obligations could:

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

There is no guarantee that we will be able to pay the principal and interest under the Credit Agreements or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Credit Agreements. Our obligations under the Credit Agreements are secured by a perfected security interest in all of our tangible and intangible assets (including our intellectual property assets), except for certain customary excluded property and all of our and our subsidiaries capital stock, with certain limited exceptions. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.

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

•	the length of time it took to qualify Vesta with the FDA and the availability of any alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of breast implant products, miraDry System and bioTips;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the past regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;

•	changes in our ability to obtain regulatory clearance or approval for our products; and
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of March 31, 2018, we had federal net operating loss carryforwards, or NOLs, of approximately $239 million, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In addition, starting in 2018, the deduction for NOLs is limited to 80% of our income.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our consolidated balance sheet and for this reason, we have fully reserved against the value of our NOLs on our consolidated balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

Our results of operations and financial position could be negatively impacted if there are adverse changes in tax laws and regulations.*

We could be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. This change to the U.S. tax system, as well as a change to the tax system in a jurisdiction where we have significant operations, or a change in tax law in other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations. We expect that the ultimate impact of the Tax Cuts and Jobs Act on our reported results in 2018 and beyond will not be material. However, the actual impact of the Tax Cuts and Jobs Act may differ from our expectations and estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Tax Cuts and Jobs Act different from that presently contemplated.

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

As a supplier of medical devices, we are and may be subject to warranty or product liability claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards.  The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our Breast Products.  In addition, our silicone gel breast implants are sold with a warranty providing for no-charge replacement implants in the event of certain ruptures that occur any time during the life of the patient and this warranty also includes cash payments to offset surgical fees if the rupture occurs within ten years of implantation. In April 2018, we announced our Platinum20 product replacement and limited warranty program, which we believe provides an industry-leading program of no-charge replacement implants for covered rupture events that occur during the lifetime of the patient, and no-charge replacement implants for other covered events that occur within twenty years of the implant procedure, as well as financial assistance for certain qualifying events that occur within twenty years of the implant procedure.

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

Because of the breadth of these laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers and entities, some of whom recommend, purchase and/or prescribe our products and may receive stock options as compensation for services provided, could be subject to challenge under one or more of such laws.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, exclusion from governmental health care programs, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

We recently settled a securities class action lawsuit and have reached an agreement-in-principle with the SEC.  If we are unable to finalize the settlement with the Securities and Exchange Commission (the “SEC”) or if we are subject to additional claims, our insurance may not be sufficient to cover additional expenses incurred.*

In May 2017, we settled a class action lawsuit which named the Company and certain of its officers as defendants for allegedly false and misleading statements concerning the Company’s business, operations, and prospects in connection with the Company’s September 2015 common stock offering, or the 2015 offering.  In connection with the settlement, we received $9.3 million in insurance proceeds to pay the settlement amount.

In March 2018, we reached an agreement-in-principle with the Staff of the Division of Enforcement, or the Staff, of the SEC to settle, without admitting or denying, charges arising out of the SEC’s investigation into alleged false and misleading statements or omissions made in connection with the 2015 offering. Those charges include alleged violations of Section 10 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Sections 17(a)(1)-(3) of the Securities Act. The agreement-in-principle is subject to review and approval by the Commissioners of the SEC. While there is no monetary component to the agreement-in-principle, there can be no assurances that the Commissioners of the SEC will approve the agreement-in-principle in its current form, or at all, or that the SEC will not take alternative enforcement actions, including monetary fines, trading suspensions, asset freezes, etc. There are a wide array of potential remedies available to the Commissioners, and if the Commissioners do not approve the agreement-in-principle in its current form, or if the Commissioners decide to take alternative enforcement actions, we may be subject to protracted litigation, significant legal costs, distraction of our management, and potential monetary damages, which could have a material adverse effect on our business, financial condition and results of operations, and significantly impact the price of our common stock.

We may, in the future, be subject to regulatory claims, including claims for violations of the federal securities laws, rules and regulations relating to our 2015 offering, and may also need to defend claims against our current or former directors and officers. If that occurs, we may be required to a pay a monetary settlement or judgment and we may not have sufficient insurance coverage remaining to cover the costs of any such claims or any related potential indemnification obligations to our current or former directors and officers.  Moreover, even if these claims against us are not successful, the defense of such claims could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our medical device products and operations are subject to extensive governmental regulation both in the United States and abroad, and our failure to comply with applicable requirements could cause our business to suffer.*

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities, such as Health Canada.  Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

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

The FDA could also reclassify some or all of our products that are currently classified as Class II to Class III requiring additional controls, clinical studies and submission of a PMA for us to continue marketing and selling those products. We cannot guarantee that the FDA will not reclassify any of our Class II devices into Class III and require us to submit a PMA for FDA review and approval of the safety and effectiveness of our product. Any delay in, or failure to receive or maintain clearance or approval for our products under development could prevent us from generating sales from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers.  Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and effectiveness of our products.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authority. The FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-marketing studies.  For example, we are required to continue to study and report clinical results to the FDA on our silicone gel breast implants.  We completed and submitted the Final Report to FDA for our 10-year pivotal study in March 2018. Clinical data is ongoing for our second or “new enrollment” post-approval study.  Failure to conduct required studies in a timely manner could result in the revocation of the PMA approval or 510(k) clearance for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

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

Our ability to market the miraDry System in the United States is limited to the treatment of sweat, odor and hair in the underarm, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.*

We currently only have FDA clearance to market the miraDry System in the United States for the treatment of primary hyperhidrosis of the axilla, or the underarm, and for permanent hair reduction procedures in the axilla. This clearance restricts our ability to market or advertise the miraDry System for other specific body areas, and other conditions, which could limit physician adoption and patient demand for the miraDry System. We believe that future applications using the miraDry System could be used to treat other body areas, such as the feet and hands, where patients experience sweat-bothered symptoms. Developing and promoting these new treatment applications for our miraDry System is an element of our growth strategy, but we cannot predict when or if we will receive the clearances required to implement these additional products and applications. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in submission of, or FDA clearances for, new treatment applications. In the event that we do not obtain additional FDA clearances, our ability to promote the miraDry System in the United States will be limited. Because we anticipate that sales in the United States will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the miraDry System in the United States could harm our business and limit our net sales growth.

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

If we modify our FDA approved or cleared devices, we may need to seek additional clearances or approvals, which, if not granted, would prevent us from selling our modified products.*

In the United States, our silicone gel breast implants are marketed pursuant to a PMA order issued by the FDA in March 2012, and our tissue expanders and miraDry System are marketed pursuant to pre-market clearance under Section 510(k) of the FDCA.  Any modifications to a PMA-approved or 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires a new 510(k) clearance or, possibly, approval of a new PMA application or PMA supplement. For example, on March 14, 2017, we announced that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta for which we received final approval on April 17, 2018. Certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA 30-Day Notice, Special PMA Supplement – Changes Being Effected or PMA Annual Report.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision.  The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary.  We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances the changes did not require new 510(k) clearances or PMA approvals.  If the FDA disagrees with our determination and requires us to seek new 510(k) clearances or PMA approvals for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.  Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made.  Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.  Repeated product malfunctions may result in a voluntary or involuntary product recall.  We are also required to follow detailed record-keeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the medical device reporting regulations.  Depending on the corrective action we take to address a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device.  Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner.  Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines.  We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

In addition, even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of May 7, 2018, our executive officers, directors and principal stockholders beneficially owned approximately 23% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. *

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Certain holders of shares of our common stock are entitled to certain rights, subject to some conditions, with respect to the registration of their shares under the Securities Act.

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

The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2018, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2017, or 776,079 shares. As of March 31, 2018 the number of shares of common stock reserved for issuance under our 2014 plan was 180,619.

As of March 31, 2018, the number of shares of common stock reserved for issuance under our ESPP was 627,080. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2018, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2017, or 194,020 shares.

Pursuant to the Inducement Plan approved by our board of directors, our compensation committee of the board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, to new employees as inducements material to such new employees entering into employment with us in accordance with NASDAQ Marketplace Rule 5635(c)(4). As of March 31, 2018, a total of 624,735 RSUs and options had been awarded by the compensation committee and the number of shares available for future grant was 308,912 shares.  In February 2018, the compensation committee increased the number of shares available under the Inducement Plan by 500,000. The number of shares that may be granted under the Inducement Plan may be increased in the future by our board of directors.

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

10.1

At-The-Market Equity Offering Sales Agreement, dated February 20, 2018, by and between Sientra, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2018).

10.2#

Strategic Advisory Consulting Agreement, dated March 9, 2018, by and between Sientra, Inc., and Philippe A. Schaison (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018).

10.3#

Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018).

10.4#

Second Amendment to Employment Agreement by and between Registrant and Jeffrey M. Nugent, dated March 13, 2018 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018).

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

SIENTRA, INC.

May 9, 2018	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chief Executive Officer

May 9, 2018	By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer and Treasurer