Form 10-Q
period 2018-06-30
Sientra, Inc.
filed 2018-08-07
CIK 1551693

18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 28,427,655.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “OPUS”, “Allox”, “Allox2”, “BIOCORNEUM”, “Dermaspan”, “Softspan”, “Silishield”, “miraDry”, “Miramar Labs”, “miraDry and Design”, “miraDry Fresh”, “bioTip”, “The Sweat Stops Here”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”,  and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$112,619	$26,588
Accounts receivable, net of allowances of $1,393 and $4,816 at June 30, 2018 and December 31, 2017, respectively	16,330	6,569
Inventories, net	22,487	20,896
Prepaid expenses and other current assets	6,516	1,512
Total current assets	157,952	55,565
Property and equipment, net	2,247	4,763
Goodwill	12,507	12,507
Other intangible assets, net	17,646	18,803
Other assets	708	575
Total assets	$191,060	$92,213
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,663	$24,639
Accounts payable	11,637	5,811
Accrued and other current liabilities	22,337	13,474
Legal settlement payable	—	1,000
Customer deposits	6,025	5,423
Sales return liability	4,882	—
Total current liabilities	51,544	50,347
Long-term debt	28,032	—
Deferred and contingent consideration	6,070	12,597
Warranty reserve and other long-term liabilities	2,500	1,646
Total liabilities	88,146	64,590
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 28,390,271 and 19,474,702 and outstanding 28,317,544 and 19,401,975 shares at June 30, 2018 and December 31, 2017 respectively	284	194
Additional paid-in capital	419,811	307,159
Treasury stock, at cost (72,727 shares at June 30, 2018 and December 31, 2017)	(260)	(260)
Accumulated deficit	(316,921)	(279,470)
Total stockholders’ equity	102,914	27,623
Total liabilities and stockholders’ equity	$191,060	$92,213

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$17,554	$8,169	$32,229	$15,658
Cost of goods sold	6,660	2,621	12,756	4,942
Gross profit	10,894	5,548	19,473	10,716
Operating expenses:
Sales and marketing	15,477	6,163	30,733	13,119
Research and development	2,301	1,573	5,052	4,766
General and administrative	10,014	8,022	19,514	14,458
Legal settlement	—	10,000	—	10,000
Total operating expenses	27,792	25,758	55,299	42,343
Loss from operations	(16,898)	(20,210)	(35,826)	(31,627)
Other income (expense), net:
Interest income	40	37	80	59
Interest expense	(867)	(185)	(1,521)	(194)
Other income (expense), net	(303)	(4)	(184)	4
Total other income (expense), net	(1,130)	(152)	(1,625)	(131)
Loss before income taxes	(18,028)	(20,362)	(37,451)	(31,758)
Income tax expense	—	29	—	54
Net loss	$(18,028)	$(20,391)	$(37,451)	$(31,812)
Basic and diluted net loss per share attributable to common stockholders	$(0.73)	$(1.07)	$(1.69)	$(1.68)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	24,761,117	19,132,052	22,202,565	18,953,500

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(37,451)	$(31,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,700	1,159
Provision for doubtful accounts	489	27
Provision for warranties	572	119
Provision for inventory	709	(50)
Amortization of acquired inventory step-up	106	417
Change in fair value of warrants	164	83
Change in fair value of deferred consideration	18	(14)
Change in fair value of contingent consideration	1,708	463
Change in deferred revenue	(161)	—
Amortization of debt discount and issuance costs	85	144
Stock-based compensation expense	5,686	3,182
Loss on disposal of property and equipment	—	12
Deferred income taxes	—	54
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,343)	47
Inventories	(2,405)	1,716
Prepaid expenses, other current assets and other assets	(2,518)	(2,395)
Insurance recovery receivable	33	9,277
Accounts payable	4,230	(1,264)
Accrued and other liabilities	1,643	4,648
Legal settlement payable	(1,000)	(900)
Customer deposits	602	(697)
Sales return liability	976	—
Net cash used in operating activities	(31,157)	(15,784)
Cash flows from investing activities:
Purchase of property and equipment	(160)	(1,580)
Net cash used in investing activities	(160)	(1,580)
Cash flows from financing activities:
Proceeds from exercise of stock options	410	1,096
Proceeds from issuance of common stock under ESPP	391	324
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,297)	(569)
Net proceeds from issuance of common stock	107,850	—
Gross borrowings under the Term Loan	10,000	—
Gross borrowings under the Revolving Loan	12,109	5,000
Repayment of the Revolving Loan	(12,109)	—
Deferred financing costs	(6)	(204)
Net cash provided by financing activities	117,348	5,647
Net increase (decrease) in cash and cash equivalents	86,031	(11,717)
Cash and cash equivalents at:
Beginning of period	26,588	67,212
End of period	$112,619	$55,495
Supplemental disclosure of cash flow information:
Interest paid	$1,347	$50
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$1,741	$461
Deferred follow-on offering costs in accounts payable and accrued liabilities	299	—

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

The Company has engaged Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, for the manufacture and supply of the Company’s breast implants. On March 14, 2017, the Company announced it had submitted a site-change pre-market approval, or PMA supplement, to the FDA for the manufacture of the Company’s PMA-approved breast implants at the Vesta manufacturing facility. On January 30, 2018, the Company announced the FDA has granted approval of the site-change pre-market approval, or PMA, supplement for the Company’s contract manufacturer, Vesta, to manufacture its silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, the Company also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA submissions.  In addition to approving the manufacturing site-change supplement, the FDA has approved our three (3) process enhancement submissions on January 10, 2018, January 19, 2018 and April 17, 2018.

d.	Follow-On Offering

On May 7, 2018, the Company completed an underwritten follow-on public offering of 7,407,408 shares of its common stock at $13.50 per share, as well as 1,111,111 additional shares of its common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company were approximately $107.6 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.5 million.

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 13, 2018 and Form 10-K/A filed on April 30, 2018, or the Annual Report. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

b.	Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term.  The Company expects its operating expenses will continue to grow as they expand operations.  The Company will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans, sales of products since 2012, and the proceeds from the sale of common stock in public offerings.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of June 30, 2018, the Company had cash and cash equivalents of $112.6 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50 million. As of June 30, 2018, we have not sold any common stock pursuant to the sales agreement. Further, on May 7, 2018, the Company completed a public offering of its common stock, raising approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

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

There have been no other changes to the accounting policies during the three and six months ended June 30, 2018, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

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

In accordance with Topic 606 disclosure requirements, the impact of adoption on our condensed consolidated balance sheet was as follows (in thousands):

	As Reported	Total	Adjusted
	December 31, 2017	Adjustment	January 1, 2018
Balance Sheet
Assets
Accounts receivable, net of allowances	$6,569	3,906	10,475
Liabilities
Sales return liability	$—	3,906	3,906

	As Reported	Total	Amounts Under
	June 30, 2018	Adjustment	Previous Standards
Balance Sheet
Assets
Accounts receivable, net of allowances	$16,330	(4,882)	11,448
Liabilities
Sales return liability	$4,882	(4,882)	—

Additionally, in accordance with Topic 606, the balance of breast product inventory estimated to be returned as of June 30, 2018 is included in the components of the Company’s inventory as “finished goods – right of return” in Note 9b - Inventories. Prior to the adoption of Topic 606, the inventory impact of estimated returns for breast products was included in the “finished goods” inventory balance and was not separately disclosed.

The adoption of Topic 606 did not have a material impact on our condensed consolidated statement of operations.

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

In February 2018, the FASB issued ASU 2018-02, Income Taxes (Topic 740), which allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. Tax Cuts and Jobs Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company does not expect to elect to reclassify the income tax effects under ASU 2018-05, as it does not have a material impact on the condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), to simplify the accounting for non-employee share-based payment transactions by expanding the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Under the new standard, most of the guidance on stock compensation payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that adoption of the standard will have on the financial statements and related disclosures.

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

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Appropriate reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a refund liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $4.9 million and $3.9 million as of June 30, 2018 and December 31, 2017, respectively, recorded as “sales return liability” on the condensed consolidated balance sheet under Topic 606 as of June 30, 2018 and recorded in “accounts receivable, net of allowances,” at December 31, 2017 on the condensed consolidated balance sheet, as indicated above in “Recently Adopted Accounting Standards.”

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

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $0.6 million and $0.5 million for the six months ended June 30, 2018 and 2017. The associated costs were $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017. These costs are viewed as part of the

Company’s marketing programs and are recorded as a component of sales and marketing expense in the condensed consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the condensed consolidated statement of operations. The associated costs were $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

4.	Acquisitions
a.	Acquisition of miraDry

On June 11, 2017, Sientra entered into the Merger Agreement with miraDry, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, or the Acquisition Date, added the miraDry System, the only FDA cleared device indicated to reduce underarm sweat, odor and hair of all colors, to Sientra’s aesthetics portfolio. The Company did not record any professional fees related to the acquisition for the three and six months ended June 30, 2018. The Company recorded $0.4 million in professional fees related to the acquisition for the three and six months ended June 30, 2017. The aggregate acquisition date fair value of the consideration transferred was approximately $29.6 million, consisting of the following (in thousands):

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

In accordance with ASC 805, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities assumed at their respective fair value. The allocation of the total purchase price is as follows (in thousands):

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

A summary of the intangible assets acquired, estimated useful lives and amortization methods is as follows (in thousands):

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
	Pro Forma	Pro Forma
Net sales	$13,709	$25,012
Net loss	(23,935)	(44,566)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(1.25)	$(2.35)

5.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability and contingent consideration are discussed in Note 6. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of June 30, 2018, the carrying value of the long-term debt was not materially different from the fair value.

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

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM, the contingent consideration for future milestone payments for the acquisition of the tissue expander portfolio and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	358	358
Liability for contingent consideration	—	—	14,027	14,027
	$—	—	14,385	14,385

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	194	194
Liability for contingent consideration	—	—	12,319	12,319
	$—	—	12,513	12,513

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

Warrant Liability
Balance, December 31, 2017	$194
Change in fair value of warrant liability	164
Balance, June 30, 2018	$358
Contingent Consideration Liability
Balance, December 31, 2017	$12,319
Change in fair value of contingent consideration	1,708
Balance, June 30, 2018	$14,027

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance as of January 1	$1,642	$1,378
Warranty costs incurred during the period	(231)	—
Changes in accrual related to warranties issued during the period	568	110
Changes in accrual related to pre-existing warranties	4	9
Balance as of June 30	$1,983	$1,497

8.	Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss (in thousands)	$(18,028)	$(20,391)	$(37,451)	$(31,812)
Weighted average common shares outstanding, basic and diluted	24,761,117	19,132,052	22,202,565	18,953,500
Net loss per share attributable to common stockholders	$(0.73)	$(1.07)	$(1.69)	$(1.68)

The Company excluded the following potentially dilutive securities, outstanding as of June 30, 2018 and 2017, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2018 and 2017 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	June 30,
	2018	2017
Stock options to purchase common stock	2,011,503	1,663,890
Warrants for the purchase of common stock	47,710	47,710
	2,059,213	1,711,600

9.	Balance Sheet Components
a.	Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts of $1.4 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively, recorded net against accounts receivable in the balance sheet.

b.	Inventories

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$1,807	$1,642
Work in progress	2,015	3,956
Finished goods	17,456	15,298
Finished goods - right of return	1,209	—
	$22,487	$20,896

c.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid expenses	$2,245	$1,040
Assets held for sale	2,674	—
Other current assets	1,597	472
Total	$6,516	$1,512

Under the terms of the manufacturing agreement with Vesta, upon the commencement of Contract Year One (as defined in the agreement) which occurred following FDA-approval of all submissions related to the site-change PMA supplement for the Vesta manufacturing facility Vesta is obligated to purchase the manufacturing equipment and tooling that Sientra had originally purchased for the manufacture of Sientra’s breast implant inventory at Vesta’s manufacturing facility. The Company expects Vesta to purchase the equipment in the third quarter of 2018. The net book value of $2.7 million is in “assets held for sale” in “prepaid expenses and other current assets” at June 30, 2018 and “property and equipment, net” at December 31, 2017 for the Breast Products segment.

d.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Leasehold improvements	$402	$402
Manufacturing equipment and toolings	1,586	4,260
Computer equipment	411	387
Software	901	797
Office equipment	156	142
Furniture and fixtures	816	816
	4,272	6,804
Less accumulated depreciation	(2,025)	(2,041)
	$2,247	$4,763

Depreciation expense for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $0.6 million and $0.3 million, respectively.

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

The changes in the carrying amount of goodwill during the six months ended June 30, 2018 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2017
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

Balances as of June 30, 2018
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 30, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(2,672)	$8,568
Trade names - finite life	14	5,800	(378)	5,422
Developed technology	15	3,000	(217)	2,783
Distributor relationships	9	500	(85)	415
Non-compete agreement	2	80	(72)	8
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(5,807)	$17,196

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2017
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(1,859)	$9,381
Trade names - finite life	14	5,800	(216)	5,584
Developed technology	15	3,000	(95)	2,905
Distributor relationships	9	500	(40)	460
Non-compete agreement	2	80	(57)	23
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(4,650)	$18,353

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended June 30, 2018 and 2017 was $0.6 million and $0.4 million, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $1.2 million and $0.9 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of June 30, 2018 (in thousands):

Amortization
Period	Expense
Remainder of 2018	$1,151
2019	2,321
2020	2,209
2021	1,996
2022	1,762
Thereafter	7,757
$17,196

f.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Payroll and related expenses	$4,156	$3,579
Accrued commissions	3,179	3,297
Accrued equipment	35	1,091
Deferred and contingent consideration, current portion	9,230	977
Audit, consulting and legal fees	406	920
Accrued sales and marketing expenses	569	794
Other	4,762	2,816
	$22,337	$13,474

10.	Long-Term Debt and Revolving Loan

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

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, which as of June 30, 2018 was 1.98%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. The Company must make monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, followed by monthly installments of principal and interest through the Maturity Date. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays MidCap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of June 30, 2018, there was $35.0 million outstanding related to the Term Loans. As of June 30, 2018, the unamortized debt issuance costs on the Term Loans was approximately $0.1 million current portion and approximately $0.2 million long-term portion and are included as a reduction to debt on the condensed consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. The Company classifies the amounts borrowed under the Revolving Loan as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time. As of June 30, 2018, there were no borrowings outstanding under the Revolving Loan. As of June 30, 2018, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in other long-term assets on the condensed consolidated balance sheet.

The amortization of debt issuance costs for the three months ended June 30, 2018 and 2017 was $34,000 and $48,000, respectively. The amortization of debt issuance costs for both the six months ended June 30, 2018 and 2017 was $0.1 million, and was included in interest expense in the condensed consolidated statements of operations.

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

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loans as of June 30, 2018 was as follows (in thousands):

Fiscal Year
2019	$11,666
2020	11,667
2021	11,667
2022	—
2023	—
Thereafter	—
Total	$35,000

11.Stockholders’ Equity

a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2018 and December 31, 2017, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of June 30, 2018, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.  As of June 30, 2018, a total of 244,977 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of June 30, 2018, inducement grants for 624,735 shares of common stock have been awarded, and 327,912 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2017	2,179,787	$7.60	7.27
Exercised	(61,203)	6.70
Forfeited	(69,896)	9.99
Balances at June 30, 2018	2,048,688	$7.54	6.72

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense related to stock options was $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense related to stock options was $0.8 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $1.8 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the condensed consolidated statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of 1.59 years.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis, either quarterly over a 4-year requisite service period or annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2017	928,552	$9.12
Granted	1,327,746	11.89
Vested	(366,116)	8.86
Forfeited	(106,330)	10.90
Balances at June 30, 2018	1,783,852	$11.13

Stock-based compensation expense for RSUs for the three months ended June 30, 2018 and 2017 was $2.6 million and $1.2 million, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2018 and 2017 was $4.6 million and $1.8 million respectively. As of June 30, 2018, there was $16.4 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.20 years.

e.	Employee Stock Purchase Plan

The Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and the stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date.  A total of 255,500 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual increases.

During the six months ended June 30, 2018, employees purchased 62,491 shares of common stock at a weighted average price of $6.26 per share.  As of June 30, 2018, the number of shares of common stock available for future issuance was 627,080.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended June 30, 2018 and 2017. Stock-based compensation expense related to the ESPP was $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. Tax expense was $0 and $29,000 for the three months ended June 30, 2018 and 2017, respectively. Tax expense was $0 and $54,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Breast Products	$9,412	$8,169	$17,954	$15,658
miraDry	8,142	—	14,275	—
Total net sales	$17,554	$8,169	$32,229	$15,658

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Loss from operations
Breast Products	$12,444	$20,210	$25,238	$31,627
miraDry	4,454	—	10,588	—
Total loss from operations	$16,898	$20,210	$35,826	$31,627

	June 30,	December 31,
	2018	2017
Assets
Breast Products	$157,404	$59,365
miraDry	33,656	32,848
Total assets	$191,060	$92,213

14.	Commitments and Contingencies
a.	Operating Leases

The Company’s leases for its general office facilities are in Santa Barbara, California and Santa Clara, California, with leases expiring February 2020 and May 2019, respectively. The Company also leases additional industrial space for warehouse, research and development and additional general office use. Rent expense was $0.3  million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $0.6 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

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

Silimed Litigation

On July 27, 2017, the Company entered into a settlement agreement, or the Settlement Agreement, with Silimed to settle outstanding litigations with Silimed. Pursuant to the Settlement Agreement, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra paid Silimed a lump sum of $9.0 million on September 7, 2017 and paid an additional $1.0 million on June 29, 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. (See Part II – Item 1. Legal Proceedings – Silimed Litigation.)

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

On May 7, 2018, we completed an underwritten follow-on public offering in which we sold 7,407,408 shares of common stock at $13.50 per share, as well as 1,111,111 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company were approximately $107.6 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.5 million.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of June 30, 2018, consisted of 94 employees, including 77 sales representatives and 17 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.

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

Innovative services that deliver an improved customer experience.  Our customer service offerings are intended to accommodate and anticipate the needs of our Plastic Surgeons so they can focus on providing better services to their patients. Historically, we have provided an industry-leading ten‑year limited warranty that provided patients with a cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event; a lifetime no‑charge implant replacement program for covered ruptures; and our industry‑first C3 Program through which we offered no‑charge replacement implants to breast augmentation patients who experienced capsular contracture within the first five years after implantation with our smooth or textured breast implants. On April 25, 2018, we announced our new Sientra Platinum20 Warranty, which we believe provides an industry-leading policy of no-charge replacement implants, as well as financial assistance, for certain qualifying events occurring within twenty years of the initial procedure. We also offer specialized educational initiatives and a streamlined ordering, shipping and billing process.

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

Highly optimized, experienced and fully trained sales force. We maintain separate sales forces within our Breast Products and miraDry segments. As of June 30, 2018, our combined worldwide sales force consisted of 105 sales representatives and directors in addition to our distributor network. Our Breast Products sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling all breast products and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons. Additionally, our Breast Products segment is also supported by MSCs that sell scar management products directly to physicians. Our miraDry sales force is a bifurcated organization that is split between Area Sales Managers, or ASMs, who focus on system sales, and Practice Development Managers, or PDMs, who focus on high margin consumable bioTip sales, assisting practices to market miraDry to patients, undergo product training and drive system utilization. We have continued to hire high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we worked with Vesta to establish a dedicated manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants and that we had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. Vesta began manufacturing our breast products in October 2017 in order to build our inventory pending FDA approval of the PMA supplement. On January 30, 2018, we announced that the FDA granted approval of the PMA supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions.  These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018.  With these latest approvals, we re-launched our breast implant business in April 2018 and intend to scale implant supply into the second half of 2018.

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

The miraDry segment generated net sales of $8.1 million and $14.3 million for the three and six months ended June 30, 2018, respectively. With the acquisition of miraDry, we expect net sales, cost of goods sold, sales and marketing, general and administrative, and research and development expenses to increase in 2018 when compared to 2017 and prior periods.

Intellectual Property

Our Breast Products patent portfolio presently consists of two (2) pending U.S. patent application, as well as several in-licensed patent rights, and our miraDry patent portfolio presently consists of approximately twenty (20) granted or allowed U.S. patents, eighty-six (86) granted or allowed foreign counterparts patents, nine (9) pending or published U.S. patent applications, and thirty-three (33) pending or published foreign counterpart patent applications. Our Breast Products trademark portfolio presently consists of approximately twelve (12) worldwide registered trademarks and thirteen (13) pending worldwide trademark applications and our miraDry trademark portfolio presently consists of approximately ninety (90) worldwide registered trademarks and seven (7) pending worldwide trademark applications.

Components of Operating Results

Net Sales

We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. Our Breast Products segment net sales include sales of silicone gel breast implants, tissue expanders and BIOCORNEUM. Net sales for our miraDry segment for the three and six months ended June 30, 2018 include net sales of the miraDry System and consumable bioTips, as a result of the acquisition of miraDry on July 25, 2017.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, business development and administrative functions.  Other G&A expenses include contingent consideration fair market value adjustments, outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses.

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

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of common stock warrants and amortization of debt issuance costs associated with our Credit Agreements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Statement of operations data
Net sales	$17,554	$8,169
Cost of goods sold	6,660	2,621
Gross profit	10,894	5,548
Operating expenses
Sales and marketing	15,477	6,163
Research and development	2,301	1,573
General and administrative	10,014	8,022
Legal settlement	—	10,000
Total operating expenses	27,792	25,758
Loss from operations	(16,898)	(20,210)
Other income (expense), net
Interest income	40	37
Interest expense	(867)	(185)
Other income (expense), net	(303)	(4)
Total other income (expense), net	(1,130)	(152)
Loss before income taxes	(18,028)	(20,362)
Income tax expense	—	29
Net loss	$(18,028)	$(20,391)

Net Sales

Net sales increased $9.4 million, or 114.6%, to $17.6 million for the three months ended June 30, 2018 as compared to $8.2 million for the three months ended June 30, 2017.  Net sales of our Breast Products segment was $9.4 million, an increase of $1.2 million for the three months ended June 30, 2018, as compared to $8.2 million for the three months ended June 30, 2017, driven primarily by an increase in sales of Allox2 and Dermaspan breast tissue expanders. The miraDry segment contributed $8.1 million of net sales for the three months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

As of June 30, 2018, our U.S. sales organization included 77 sales representatives as compared to 37 sales representatives as of June 30, 2017. The increase is primarily attributed to the acquisition of miraDry and the subsequent headcount increase of the miraDry sales representatives. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $4.1 million, or 157.7%, to $6.7 million for the three months ended June 30, 2018, as compared to $2.6 million for the three months ended June 30, 2017. The increase was primarily due to an increase in net sales and the acquisition of miraDry on July 25, 2017. The miraDry segment contributed $3.7 million to cost of goods sold for the three months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

The gross margins for the three months ended June 30, 2018 and 2017 were 61.9% and 67.9%, respectively. The decrease is primarily due to the inclusion of miraDry, which carries a lower margin than Breast Products.

Sales and Marketing Expenses

Sales and marketing expenses increased $9.3 million, or 150.0%, to $15.5 million for the three months ended June 30, 2018, as compared to $6.2 million for the three months ended June 30, 2017. The increase was primarily due to the addition of miraDry, higher employee-related costs as a result of increased sales and headcount, an increase in marketing expenses and an increase in marketing initiatives. The miraDry segment increased sales and marketing expenses by $7.2 million for the three months ended June 30, 2018 as a result of the acquisition of miraDry on July 25, 2017.

Research and Development Expenses

R&D expenses increased $0.7 million, or 43.8%, to $2.3 million for the three months ended June 30, 2018, as compared to $1.6 million for the three months ended June 30, 2017. The increase was primarily due to an increase in consulting expenses. The miraDry segment increased R&D expenses by $0.3 million for the three months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

General and Administrative Expenses

G&A expenses increased $2.0 million, or 25.0%, to $10.0 million for the three months ended June 30, 2018, as compared to $8.0 million for the three months ended June 30, 2017. The increase was primarily due to the addition of miraDry. The miraDry segment increased G&A expenses by $1.4 million for the three months ended June 30, 2018 as a result of the acquisition of miraDry on July 25, 2017. The Breast Products segment increase is primarily related to an increase in contingent consideration fair value adjustments, consulting expenses, stock-based compensation and variable compensation, offset by a decrease in legal expenses.

Legal Settlement Expenses

The Company had no legal settlement expenses for the three months ended June 30, 2018.  The $10 million expense for the three months ended June 30, 2017 was related to the settlement of the Silimed Litigation in 2017.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2018 was primarily associated with expenses related to the change in fair value of warrants and interest and amortization of debt issuance costs associated with our Credit Agreements. Other income (expense), net for the three months ended June 30, 2017 was primarily associated with expenses related to warrants and amortization of issuance costs associated with the Loan Agreement.

Income Tax Expense

Income tax expense is associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM acquisition and the tissue expander portfolio acquisition that cannot offset deferred tax assets. Income tax expense for the three months ended June 30, 2018 and 2017 was $0 and $29,000, respectively.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Statement of operations data
Net sales	$32,229	$15,658
Cost of goods sold	12,756	4,942
Gross profit	19,473	10,716
Operating expenses
Sales and marketing	30,733	13,119
Research and development	5,052	4,766
General and administrative	19,514	14,458
Legal settlement	—	10,000
Total operating expenses	55,299	42,343
Loss from operations	(35,826)	(31,627)
Other income (expense), net
Interest income	80	59
Interest expense	(1,521)	(194)
Other income (expense), net	(184)	4
Total other income (expense), net	(1,625)	(131)
Loss before income taxes	(37,451)	(31,758)
Income tax expense	—	54
Net loss	$(37,451)	$(31,812)

Net Sales

Net sales increased $16.5 million, or 105.6%, to $32.2 million for the six months ended June 30, 2018 as compared to $15.7 million for the six months ended June 30, 2017.  Net sales of our Breast Products increased $2.3 million to $18.0 million for the six months ended June 30, 2018, as compared to $15.7 million for the six months ended June 30, 2017, driven primarily by an increase in sales of our Allox2 and Dermaspan breast tissue expanders and our BIOCORNEUM scar management product. The miraDry segment contributed $14.3 million to net sales for the six months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $7.9 million, or 159.0%, to $12.8 million for the six months ended June 30, 2018, as compared to $4.9 million for the six months ended June 30, 2017. The increase was primarily due to an increase in net sales and the acquisition of miraDry on July 25, 2017. The miraDry segment contributed $7.4 million to cost of goods sold for the six months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

The gross margins for the six months ended June 30, 2018 and 2017 were 60.6% and 68.4%, respectively. The decrease is primarily due to the inclusion of miraDry, which carries a lower margin than Breast Products.

Sales and Marketing Expenses

Sales and marketing expenses increased $17.6 million, or 134.4%, to $30.7 million for the six months ended June 30, 2018, as compared to $13.1 million for the six months ended June 30, 2017. The increase is primarily due to the addition of miraDry, higher employee-related costs as a result of increased sales and headcount, an increase in marketing expenses and an increase in marketing initiatives. The miraDry segment increased sales and marketing expenses by $13.7 million for the six months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 6.3%, to $5.1 million for the six months ended June 30, 2018, as compared to $4.8 million for the six months ended June 30, 2017. The increase was primarily due to the addition of miraDry, offset by a decrease in consulting expenses. The miraDry segment increased research and development expenses by $0.9 million for the six months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

General and Administrative Expenses

G&A expenses increased $5.0 million, or 34.5%, to $19.5 million for the six months ended June 30, 2018, as compared to $14.5 million for the six months ended June 30, 2017. The increase was primarily due to the addition of miraDry, an increase in consulting expenses, stock-based compensation, contingent consideration fair value adjustments, and bad debt expense, offset by a decrease in legal expenses. The miraDry segment increased G&A expenses by $2.8 million for the six months ended June 30, 2018, as a result of the acquisition of miraDry on July 25, 2017.

Legal Settlement Expenses

The Company had no legal settlement expenses for the six months ended June 30, 2018. The $10 million expense for the six months ended June 30, 2017 was related to the settlement of the Silimed Litigation in 2017.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2018 was primarily associated with expenses related to the warrants and interest and amortization of debt issuance costs associated with the Credit Agreements. Other income (expense), net for the six months ended June 30, 2017 was primarily associated with expenses related to warrants and amortization of issuance costs associated with the Loan Agreement.

Income Tax Expense

Income tax expense is associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM acquisition and the tissue expander portfolio acquisition from SSP that cannot offset deferred tax assets. Income tax expense for the six months ended June 30, 2018 and 2017 was $0 and $54,000, respectively.

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

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of June 30, 2018, we have not sold any common stock pursuant to the sales agreement.

On May 7, 2018, we completed an underwritten follow-on public offering in which we sold 7,407,408 shares of common stock at $13.50 per share, as well as 1,111,111 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company were approximately $107.6 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.5 million.

As of June 30, 2018, we had $112.6 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(31,157)	$(15,784)
Investing activities	(160)	(1,580)
Financing activities	117,348	5,647
Net change in cash and cash equivalents	$86,031	$(11,717)

Cash used in operating activities

Net cash used in operating activities was $31.2 million during the six months ended June 30, 2018, as compared to $15.8 million during the six months ended June 30, 2017. The increase in cash used in operating activities between the six months ended June 30, 2018 and 2017 was primarily associated with higher net loss for the six months ended June 30, 2018, an increase in accounts receivable due to the timing of sales and collections and the timing of insurance recovery payments received as compared to the six months ended June 30, 2017.

Cash used in investing activities

Net cash used in investing activities was $0.2 million during the six months ended June 30, 2018 as compared to $1.6 million during the six months ended June 30, 2017. The decrease in cash used in investing activities between the six months ended June 30, 2018 and 2017 was due to a decrease in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $117.3 million during the six months ended June 30, 2018 as compared to $5.6 million during the six months ended June 30, 2017.  The increase in cash provided by financing activities was primarily the result of proceeds from the public follow-on offering and proceeds from borrowings under the Credit Agreements for the six months ended June 30, 2018.

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

Contractual Obligations and Commitments

As of June 30, 2018, except as discussed below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report, except as it relates to the timing of payments and interest under our obligations under our Credit Agreements.  See Note 10 for further discussion regarding our long-term debt and revolving loan.

Scheduled contractual obligations for the future payments of our term loan debt obligations as of June 30, 2018 were as follows (in thousands):

	Payments Due by Period
					More than
	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Term loan principle obligations	$35,000	$5,833	$29,167	$—	$—

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, we had $112.6  million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Quarterly Report in Note 14 of the Condensed Consolidated Financial Statements.

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

Risks Relating to Our Business and Our Industry

The report of our independent registered public accounting firm included in our Annual Report contains an explanatory paragraph with respect to our liquidity.*

As of June 30, 2018, we had cash and cash equivalents of approximately $112.6 million. Since inception, we have incurred recurring operating losses and cash outflows from operations activities. We believe that we have the ability to continue as a going concern for at least 12 months from the date our condensed consolidated financial statements are issued.  There can be no assurance, however, that we will not need to raise additional capital to continue to fund operations which could negatively impact our ability to continue as a going concern.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception, we have incurred significant net operating losses. As of June 30, 2018, we had an accumulated deficit of $316.9 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the six months ended June 30, 2018, our net loss was $37.5 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

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

We depend on a positive reaction from our Plastic Surgeons and their patients, and on an adequate supply of our products, to successfully re-establish our market position and achieve profitability.*

Our Breast Products segment has historically accounted for substantially all of our net sales and we expect our Breast Products to continue to be a significant portion of our net sales.

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

Any inability to manage inventory supply issues, an inadequacy of current inventory levels, the potential loss of market acceptance of our Breast Products, or any adverse rulings by regulatory authorities, any adverse publicity or other adverse events relating to us or our Breast Products, or the introduction of competitive products by our competitors and other third parties, would adversely affect our business, financial condition and results of operations.

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

For example, we have entered into a definitive manufacturing agreement with Vesta and have qualified Vesta as our sole manufacturer for sourcing our breast implants. In January 2018, the FDA granted approval of the site-change PMA supplement for Vesta to manufacture our silicone gel breast implants. In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions. These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018. With these approvals, we have re-launched our breast implant business and intend to scale our supply of implants by increasing the quantity of products manufactured by Vesta into the second half of 2018. If Vesta is unable to scale its manufacturing operations to meet our requirements into the second half of 2018 or in any future period, or if there are any delays or disruptions in manufacturing or delivering the implants, we may not be able to achieve our anticipated sales levels and our net sales and business prospects could suffer significantly. In addition, if Vesta were to terminate or otherwise fail to perform under the definitive manufacturing agreement, or if the FDA were to determine that Vesta does not meet its strict regulatory requirements in the future, we would need to identify and qualify another alternate manufacturer, which would require a significant amount of time and resources and result in a supply interruption.

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

If we are unable to train Plastic Surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected growth.*

An important part of our sales process includes the ability to train Plastic Surgeons on the safe and appropriate use of our breast products.  If we become unable to attract potential new Plastic Surgeon customers to our education and training programs, we may be unable to achieve our expected growth.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.  The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event.  We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

As of June 30, 2018, we had approximately 206 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of June 30, 2018, we had federal net operating loss carryforwards, or NOLs, of approximately $334 million, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In addition, starting in 2018, the deduction for NOLs is limited to 80% of our income.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our condensed consolidated balance sheet and for this reason, we have fully reserved against the value of our NOLs on our condensed consolidated balance sheet. We have not completed a Section 382 analysis to determine if an ownership change has occurred. Until such analysis is completed, we cannot be sure that the full amount of the existing federal NOLs will be available to us, even if we do generate taxable income before their expiration.

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

Because of the breadth of these laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers and entities, some of whom recommend, purchase and/or prescribe our products and may receive stock awards as compensation for services provided, could be subject to challenge under one or more of such laws.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, exclusion from governmental health care programs, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

We may, in the future, be subject to regulatory claims, including claims for violations of the federal securities laws, rules and regulations relating to our 2015 offering, and may also need to defend claims against our current or former directors and officers. If that occurs, we may be required to pay a monetary settlement or judgment and we may not have sufficient insurance coverage remaining to cover the costs of any such claims or any related potential indemnification obligations to our current or former directors and officers.  Moreover, even if these claims against us are not successful, the defense of such claims could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of August 2, 2018, our executive officers, directors and principal stockholders beneficially owned approximately 23% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2018, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2017, or 776,079 shares. As of June 30, 2018 the number of shares of common stock reserved for issuance under our 2014 plan was 244,977.

As of June 30, 2018, the number of shares of common stock reserved for issuance under our ESPP was 627,080. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2018, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2017, or 194,020 shares.

Pursuant to the Inducement Plan approved by our board of directors, our compensation committee of the board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, to new employees as inducements material to such new employees entering into employment with us in accordance with NASDAQ Marketplace Rule 5635(c)(4). As of June 30, 2018, a total of 624,735 RSUs and options had been awarded by the compensation committee and the number of shares available for future grant was 327,912 shares.  In February 2018, the compensation committee increased the number of shares available under the Inducement Plan by 500,000. The number of shares that may be granted under the Inducement Plan may be increased in the future by our board of directors.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of Paul Little as Chief Financial Officer

On August 3, 2018, the Board of Directors of the Company, or the Board, approved the transition of Patrick F. Williams, the Company’s Chief Financial Officer, Senior Vice President and Treasurer, to the role of Senior Vice President and General Manager of miraDry, Inc. and appointed Paul Little as Chief Financial Officer, Senior Vice President and Treasurer, effective August 8, 2018.  Following his appointment, Mr. Little will serve as Principal Financial and Accounting Officer of the Company.

In connection with such appointment, the Company entered into an employment agreement with Mr. Little. Under the terms of Mr. Little’s employment agreement, Mr. Little will receive an annual base salary of $350,000. In addition, Mr. Little is eligible to receive an annual performance bonus of up to fifty percent (50%) of Mr. Little’s base salary, which is determined by the achievement of certain corporate objectives and personal performance criteria as established by the Compensation Committee of the Board of Directors of the Company, or the Compensation Committee. For the partial 2018 employment year, Mr. Little is eligible for a pro-rata portion of performance bonus, based upon the achievement of certain criteria as established by the Compensation Committee. Mr. Little’s employment is at will.

Mr. Little will be granted 50,000 Restricted Stock Units, or RSUs, pursuant to the Company’s Inducement Plan, which will vest over a three (3) year period. Of the 50,000 units, (i) one-third (1/3) will vest on the one-year anniversary of the grant date, (ii) one third (1/3) will vest on the second-year anniversary of the grant date and (iii) one-third (1/3) will vest on the third-year anniversary of the grant date.

Pursuant to the terms of the employment agreement, Mr. Little is entitled to severance benefits in the event that either the Company terminates him without cause or he resigns for good reason. The severance amount consists of twelve (12) months of Mr. Little’s annual base salary, which will be paid on the Company’s normal payroll schedule over the twelve (12) month period following the date of Separation from Service, a lump sum payment equal to the pro-rata portion, if any, of the then-current performance bonus earned as of the date of separation from service, and paid COBRA premiums for the twelve (12) month period following such termination. In the event that Mr. Little is terminated within twelve (12) months following a change in control, or if an acquiror does not assume or continue Mr. Little’s then unvested equity awards in connection with a Change in Control, in addition to the above severance benefits, Mr. Little’s unvested RSUs shall fully vest.

The foregoing is only a brief description of the material terms of the Employment Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Employment Agreement which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Prior to joining the Company, Mr. Little, age 54, served as President and Chief Financial Officer of OrangeTwist, a national chain of premier aesthetic treatment centers from September 2017 through May 2018.  From October 2016 through September 2017, Mr. Little served as Global Chief Operating Officer of Syneron Candela where he managed the aesthetic medical device Company’s global supply chain and global services organization.  From 2004 through 2016, Mr. Little served in various finance positions of increasing responsibility with Allergan, PLC, a pharmaceutical research and development company, with his most recent position being Vice President Finance and Commercial Operations for the medical aesthetics division where he was as a member of the senior management team that built Allergan into the leadership position it now holds in medical aesthetics.  Prior to joining Allergan,  Mr. Little served as Vice President Finance, International Foods Group at ConAgra Foods, a consumer packaged foods company. Mr. Little began his career at KPMG and holds a Bachelor of Arts in business economics from the University of California, Santa Barbara.

There is no arrangement or understanding pursuant to which Mr. Little was selected as Chief Financial Officer, Senior Vice President and Treasurer, and there are no related party transactions between the Company and Mr. Little reportable under Item 404(a) of Regulation S-K.

Transition of Patrick F. Williams to miraDry

On August 3, 2018, Mr. Williams and the Board agreed to a change in his principal employment responsibilities. Mr. Williams has accepted a position as Senior Vice President and General Manager of miraDry, Inc., a medical device company focused in the dermatology market and subsidiary of the Company and, in connection with his transition to such position, effective August 8, 2018, resigned from his position as Chief Financial Officer, Senior Vice President and Treasurer of the Company.

In connection with such transition, Mr. Williams entered into an amendment to his existing employment agreement with the Company. Under the terms of Mr. Williams’ amended employment agreement, Mr. Williams will receive an annual base salary of $374,500. In addition, Mr. Williams is eligible to receive an annual performance bonus of up to fifty-seven percent (57%) of Mr. Williams’ base salary, which is determined by the achievement of certain corporate objectives and personal performance criteria as established by the Compensation Committee.

Mr. Williams will be granted 80,000 performance-based RSU’s, the earning of which is determined by the achievement of certain corporate objectives and personal performance criteria as established by the Compensation Committee.  If any performance-based RSUs are granted, (i) one-third (1/3) will vest on the one-year anniversary of the grant date, (ii) one third (1/3) will vest on the second-year anniversary of the grant date and (iii) one-third (1/3) will vest on the third-year anniversary of the grant date.

Mr. Williams served as Chief Financial Officer, Senior Vice President and Treasurer of the Company from October 26, 2016 to August 8, 2018. Prior to that, Mr. Williams served as Chief Financial Officer and Senior Vice President of ZELTIQ Aesthetics, Inc., a medical device company focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform for the aesthetic market from November 2012 to

April 2016.  From June 2007 to November 2012, Mr. Williams worked at NuVasive, Inc., a medical device company focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine, most recently as Vice President of Strategy and Investor Relations and previously as Vice President of Finance and Investor Relations. Prior to NuVasive, Mr. Williams served as Director of Financial Planning and Analysis at Callaway Golf Company. From August 2016 to July 2017, Mr. Williams served on the Board of Directors of miraDry, Inc. Mr. Williams holds an MBA in Finance and Management from San Diego State University and a Bachelor of Arts in Economics from University of California, San Diego.

Extension of Keith J. Sullivan’s Strategic Advisory Consulting Agreement

On August 6, 2018, the Compensation Committee awarded Mr. Sullivan with 35,000 RSUs as compensation for his service as interim General Manager of miraDry which will vest in full immediately upon the filing of this Quarterly Report on Form 10-Q.  Following Mr. Williams appointment as General Manager of miraDry, Mr. Sullivan agreed to continue providing services as a strategic advisor to Mr. Williams through December 31, 2018 pursuant to an amendment to his existing Strategic Advisory Consulting Agreement.  As consideration for his continued service, on August 6, 2018, the Committee awarded Mr. Sullivan 5,000 RSUs, all of which will vest upon the achievement of certain financial performance criteria of the miraDry business for the year ended December 31, 2018, as reported in the Company’s Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

10.1

Amendment No.  1 to Credit and Security Agreement (Term Loan), dated April 18, 2018, by and among Sientra, Inc., miraDry Holdings, Inc., miraDry, Inc., MidCap Financial Trust and certain other financial institutions as lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2018).

10.2

Underwriting Agreement, dated May 3, 2018, by and among Sientra, Inc., Stifel, Nicolaus & Company, Incorporated (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2018).

10.3#	Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Paul Little.

10.4#	First Amendment to Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Patrick F. Williams.

10.5#	First Amendment to Second Amended and Restated Consulting Agreement, effective August 6, 2018, by and between Sientra, Inc. and Keith J. Sullivan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

SIENTRA, INC.

August 7, 2018	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

August 7, 2018	By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer and Treasurer