Form 10-Q
period 2018-09-30
Sientra, Inc.
filed 2018-11-06
CIK 1551693

18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 1, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 28,599,319.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “OPUS”, “Allox”, “Allox2”, “BIOCORNEUM”, “Dermaspan”, “Softspan”, “Silishield”, “miraDry”, “Miramar Labs”, “miraDry and Design”, “miraDry Fresh”, “bioTip”, “The Sweat Stops Here”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”, “freshRewards”, “freshNet”, “freshEquity”,  and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$103,008	$26,588
Accounts receivable, net of allowances of $1,384 and $4,816 at September 30, 2018 and December 31, 2017, respectively	18,956	6,569
Inventories, net	22,909	20,896
Prepaid expenses and other current assets	3,482	1,512
Total current assets	148,355	55,565
Property and equipment, net	2,440	4,763
Goodwill	12,507	12,507
Other intangible assets, net	17,069	18,803
Other assets	709	575
Total assets	$181,080	$92,213
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,356	$24,639
Accounts payable	11,510	5,811
Accrued and other current liabilities	25,218	13,474
Legal settlement payable	410	1,000
Customer deposits	7,706	5,423
Sales return liability	5,335	—
Total current liabilities	53,535	50,347
Long-term debt	31,361	—
Deferred and contingent consideration	6,330	12,597
Warranty reserve and other long-term liabilities	1,877	1,646
Total liabilities	93,103	64,590
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 28,650,944 and 19,474,702 and outstanding 28,578,217 and 19,401,975 shares at September 30, 2018 and December 31, 2017 respectively	286	194
Additional paid-in capital	425,417	307,159
Treasury stock, at cost (72,727 shares at September 30, 2018 and December 31, 2017)	(260)	(260)
Accumulated deficit	(337,466)	(279,470)
Total stockholders’ equity	87,977	27,623
Total liabilities and stockholders’ equity	$181,080	$92,213

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$16,875	$9,819	$49,104	$25,477
Cost of goods sold	6,398	3,484	19,154	8,427
Gross profit	10,477	6,335	29,950	17,050
Operating expenses:
Sales and marketing	15,254	7,981	45,990	21,100
Research and development	2,881	2,911	7,930	7,677
General and administrative	11,904	9,298	31,419	23,753
Legal settlement	—	—	—	10,000
Total operating expenses	30,039	20,190	85,339	62,530
Loss from operations	(19,562)	(13,855)	(55,389)	(45,480)
Other income (expense), net:
Interest income	133	54	214	112
Interest expense	(953)	(409)	(2,474)	(603)
Other income (expense), net	(163)	(155)	(347)	(151)
Total other income (expense), net	(983)	(510)	(2,607)	(642)
Loss before income taxes	(20,545)	(14,365)	(57,996)	(46,122)
Income tax expense	—	16	—	70
Net loss	$(20,545)	$(14,381)	$(57,996)	$(46,192)
Basic and diluted net loss per share attributable to common stockholders	$(0.72)	$(0.74)	$(2.39)	$(2.42)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	28,462,975	19,328,244	24,312,300	19,079,788

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(57,996)	$(46,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,500	2,037
Provision for doubtful accounts	996	84
Provision for warranties	2	133
Provision for inventory	708	468
Amortization of acquired inventory step-up	106	802
Change in fair value of warrants	333	151
Change in fair value of deferred consideration	18	(10)
Change in fair value of contingent consideration	2,178	768
Change in deferred revenue	275	—
Non-cash portion of debt extinguishment loss	—	16
Amortization of debt discount and issuance costs	132	97
Non-cash interest expense	—	1
Stock-based compensation expense	10,077	4,777
Loss on disposal of property and equipment	—	12
Deferred income taxes	—	70
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,476)	411
Inventories	(2,827)	1,208
Prepaid expenses, other current assets and other assets	(2,168)	(2,083)
Insurance recovery receivable	33	9,300
Accounts payable	6,780	(478)
Accrued and other liabilities	3,789	3,613
Legal settlement payable	(590)	(9,900)
Customer deposits	2,283	(987)
Sales return liability	1,429	—
Net cash used in operating activities	(41,418)	(35,702)
Cash flows from investing activities:
Purchase of property and equipment	(414)	(1,173)
Business acquisitions, net of cash acquired	—	(18,455)
Net cash used in investing activities	(414)	(19,628)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,149	1,327
Proceeds from issuance of common stock under ESPP	993	647
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,419)	(569)
Net proceeds from issuance of common stock	107,551	—
Gross borrowings under the Term Loan	10,000	25,000
Gross borrowings under the Revolving Loan	12,109	5,000
Repayment of the Revolving Loan	(12,109)	(5,000)
Deferred financing costs	(22)	(646)
Net cash provided by financing activities	118,252	25,759
Net increase (decrease) in cash and cash equivalents	76,420	(29,571)

Cash and cash equivalents at:
Beginning of period	26,588	67,212
End of period	$103,008	$37,641

Supplemental disclosure of cash flow information:
Interest paid	$2,526	$305
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$1,900	$700
Acquisition of business, deferred and contingent consideration obligations at fair value	—	10,192
Non-cash deferred consideration settlement	1,000	—
Non-cash settlement of assets held for sale in accounts payable	2,674	—
Forgiveness of SVB Loan commitment fee	—	750

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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 13, 2018 and Form 10-K/A filed on April 30, 2018, or the Annual Report. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of September 30, 2018, the Company had cash and cash equivalents of $103.0 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50.0 million. As of September 30, 2018, the Company has not sold any common stock pursuant to the sales agreement. Further, on May 7, 2018, the Company completed a public offering of its common stock, raising approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

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

There have been no other changes to the accounting policies during the three and nine months ended September 30, 2018, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report.

e.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), to simplify the accounting for non-employee share-based payment transactions by expanding the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Under the new standard, most of the guidance on stock compensation payments to non-employees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees, and is effective for all public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 in the third quarter of 2018 and there was no material impact on its consolidated financial statements from the adoption.

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

In accordance with Topic 606 disclosure requirements, the impact of adoption on the Company’s condensed consolidated balance sheet was as follows (in thousands):

	As Reported	Total	Adjusted
	December 31, 2017	Adjustment	January 1, 2018
Balance Sheet
Assets
Accounts receivable, net of allowances	$6,569	3,906	10,475
Liabilities
Sales return liability	$—	3,906	3,906

	As Reported	Total	Amounts Under
	September 30, 2018	Adjustment	Previous Standards
Balance Sheet
Assets
Accounts receivable, net of allowances	$18,956	(5,335)	13,621
Liabilities
Sales return liability	$5,335	(5,335)	—

Additionally, in accordance with Topic 606, the balance of breast product inventory estimated to be returned as of September 30, 2018 is included in the components of the Company’s inventory as “finished goods – right of return” in Note 9b - Inventories. Prior to the adoption of Topic 606, the inventory impact of estimated returns for breast products was included in the “finished goods” inventory balance and was not separately disclosed.

The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated statement of operations.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Accounting Standard Codification Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This accounting standard update will be effective for the Company beginning in fiscal year 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. The Company is currently evaluating the impact that adoption of these standards will have on the financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies, removes, and adds certain disclosure requirements on fair value measurements. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is currently evaluating the impact adoption of the standard on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the standard on the consolidated financial statements.

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

The Company introduced its Platinum20 Limited Warranty Program, or Platinum20, in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 7). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale by estimating a standalone selling price using the expected cost plus margin approach for each performance obligation. The Company recognizes the revenue once all performance obligations have been met. The liability for the service warranty as of September 30, 2018 was $0.2 million, of which $0.1 million is considered a short-term obligation and is included in “accrued and other current liabilities” and $0.1 million is considered a long-term obligation and is included in “warranty reserve and other long-term liabilities” on the condensed consolidated balance sheet. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following two years for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the three and nine months ended September 30, 2018 was immaterial.

The Company also leverages a distributor network for selling the miraDry System internationally. The Company recognizes revenue when control of the goods or services is transferred to the distributors. Standard terms in these agreements do not allow for trial periods, right of return, refunds, rebates, payment contingent on obtaining financing or other terms that could impact the customer’s payment obligation. Contract liabilities are included in “accrued and other current liabilities” in the condensed consolidated balance sheet.

A portion of the Company’s revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted, not when the consigned products are delivered to the customer’s location.

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $5.3 million and $3.9 million as of September 30, 2018 and December 31, 2017, respectively, recorded as “sales return liability” on the condensed consolidated balance sheet under Topic 606 as of September 30, 2018 and recorded in “accounts receivable, net of allowances,” at December 31, 2017 on the condensed consolidated balance sheet, as indicated above in “Recently Adopted Accounting Standards.”

Sales tax, value-added tax, and other taxes the Company may collect concurrent with revenue-producing activities are excluded from the measurement of the transaction price and thus from revenue.

Arrangements with Multiple Performance Obligations

The Company has determined that the delivery of each unit of product in the Company’s revenue contracts with customers is a separate performance obligation. The Company’s revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on observable prices or using an expected cost plus margin approach when an observable price is not available. The Company invoices customers once products are shipped or delivered to customers depending on the negotiated shipping terms.

The Company defers the value of the service warranty revenue and recognizes it once all performance obligations have been met.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $0.9 million and $0.7 million for the nine months ended September 30, 2018 and 2017. The associated costs were $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017. These costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the condensed consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the condensed consolidated statement of operations. The associated costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

4.	Acquisitions
a.	Acquisition of miraDry

On June 11, 2017, Sientra entered into the Merger Agreement with miraDry, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represent potential contingent payments of up to $14.0 million. The transaction, which closed on July 25, 2017, or the Acquisition Date, added the miraDry System, the only FDA cleared device indicated to reduce underarm sweat, odor and hair of all colors, to Sientra’s aesthetics portfolio. The Company did not record any professional fees related to the acquisition for the three and nine months ended September 30, 2018. The Company recorded $2.6 million and $3.0 million in professional fees related to the acquisition for the three and nine months ended September 30, 2017. The aggregate acquisition date fair value of the consideration transferred was approximately $29.6 million, consisting of the following (in thousands):

Fair Value
Cash consideration at Acquisition Date (other than debt payoff)	$6,193
Cash consideration at Acquisition Date (debt payoff)	12,467
Deferred consideration	966
Contingent consideration	9,946
Total purchase consideration	$29,572

The Company funded the cash consideration, including the debt payoff amount with cash on hand. The cash consideration included the payoff of miraDry’s existing term loan, or the Note Purchase Agreement dated January 27, 2017 and bridge loan, or the January 2017 Bridge Loan, including interest. The deferred consideration related to cash held back to be used for either potential litigation-related expenses or for payments to certain former investors of miraDry, as defined in the Note Purchase Agreement dated January 27, 2017, one year following the Acquisition Date. Upon reaching one year, the deferred consideration has been classified as $0.4 million of legal settlement payable in the condensed consolidated balance sheet and $0.6 million has offset legal fees paid that the Company had previously included in “prepaid expenses and other current assets” on the condensed consolidated balance sheet. Contingent consideration of future cash payments of a maximum of $14.0 million represents the contractual right of certain former miraDry shareholders to receive one or more contingent payments upon achievement of certain future sales milestones and includes certain amounts due to investors related to the remaining balances on the January 2017 Bridge Note and accrued royalty obligations, with certain amounts held back for potential litigation-related expenses. The fair value of the contingent consideration at the acquisition date was determined using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 6. The contingent consideration component is subject to the recognition of subsequent changes in fair value through general and administrative expense in the condensed consolidated statement of operations.

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

Goodwill has been allocated to the miraDry reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and additional market opportunities. Goodwill is not deductible for tax purposes.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
	Pro Forma	Pro Forma
Net sales	$10,668	$35,681
Net loss	(11,960)	(56,053)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(0.62)	$(2.95)

5.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability and contingent consideration are discussed in Note 6. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of September 30, 2018, the carrying value of the long-term debt was not materially different from the fair value.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	527	527
Liability for contingent consideration	—	—	14,497	14,497
	$—	—	15,024	15,024

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	194	194
Liability for contingent consideration	—	—	12,319	12,319
	$—	—	12,513	12,513

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

Warrant Liability
Balance, December 31, 2017	$194
Change in fair value of warrant liability	333
Balance, September 30, 2018	$527
Contingent Consideration Liability
Balance, December 31, 2017	$12,319
Change in fair value of contingent consideration	2,178
Balance, September 30, 2018	$14,497

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the condensed consolidated statement of operations and changes in contingent consideration are recognized in “general and administrative” expense in the condensed consolidated statement of operations.

7.	Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants, and a product warranty for the Company’s miraDry Systems and consumable bioTips, which the Company considers to be assurance-type warranties. For implants occurring prior to May 1, 2018, the Company provides replacement implants and revision surgery financial assistance, up to $3,600, for covered rupture events that occur within ten years of the implant surgery. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 3. The assurance component is related to the lifetime no-charge contralateral replacement implants and revision surgery financial assistance, up to $5,000, for covered rupture events that occur within twenty years of the implant surgery.  Under the miraDry warranty, the Company provides a standard product warranty for the miraDry system and bioTips.

The following table provides a rollforward of the accrued warranties (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance as of January 1	$1,642	$1,378
Acquired warranty liability	—	137
Warranty costs incurred during the period	(395)	(11)
Changes in accrual related to warranties issued during the period	639	125
Changes in accrual related to pre-existing warranties	(637)	8
Balance as of September 30	$1,249	$1,637

8.	Net Loss Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss (in thousands)	$(20,545)	$(14,381)	$(57,996)	$(46,192)
Weighted average common shares outstanding, basic and diluted	28,462,975	19,328,244	24,312,300	19,079,788
Net loss per share attributable to common stockholders	$(0.72)	$(0.74)	$(2.39)	$(2.42)

The Company excluded the following potentially dilutive securities, outstanding as of September 30, 2018 and 2017, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	September 30,
	2018	2017
Stock options to purchase common stock	1,926,835	1,872,999
Warrants for the purchase of common stock	47,710	47,710
	1,974,545	1,920,709

9.	Balance Sheet Components
a.	Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts of $1.4 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively, recorded net against accounts receivable in the balance sheet.

b.	Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$1,946	$1,642
Work in progress	1,806	3,956
Finished goods	17,805	15,298
Finished goods - right of return	1,352	—
	$22,909	$20,896

c.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid expenses	$2,370	$1,040
Other current assets	1,112	472
Total	$3,482	$1,512

d.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Leasehold improvements	$402	$402
Manufacturing equipment and toolings	1,809	4,260
Computer equipment	478	387
Software	1,023	797
Office equipment	156	142
Furniture and fixtures	820	816
	4,688	6,804
Less accumulated depreciation	(2,248)	(2,041)
	$2,440	$4,763

Depreciation expense for both the three months ended September 30, 2018 and 2017 was $0.2 million. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $0.9 million and $0.6 million, respectively.

Under the terms of the manufacturing agreement with Vesta, upon the commencement of Contract Year One (as defined in the agreement) which occurred following FDA-approval of all submissions related to the site-change PMA supplement for the Vesta manufacturing facility Vesta is obligated to purchase the manufacturing equipment and tooling that Sientra had originally purchased for the manufacture of Sientra’s breast implant inventory at Vesta’s manufacturing facility. Vesta repurchased the equipment with a net book value of $2.7 million in the third quarter of 2018 through a reduction in the Company’s accounts payable balance owed to Vesta.

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

The changes in the carrying amount of goodwill during the nine months ended September 30, 2018 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2017
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

Balances as of September 30, 2018
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 30, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(3,078)	$8,162
Trade names - finite life	14	5,800	(460)	5,340
Developed technology	15	3,000	(277)	2,723
Distributor relationships	9	500	(108)	392
Non-compete agreement	2	80	(78)	2
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(6,384)	$16,619

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2017
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(1,859)	$9,381
Trade names - finite life	14	5,800	(216)	5,584
Developed technology	15	3,000	(95)	2,905
Distributor relationships	9	500	(40)	460
Non-compete agreement	2	80	(57)	23
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(4,650)	$18,353

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended September 30, 2018 and 2017 was $0.6 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $1.7 million and $1.8 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of September 30, 2018 (in thousands):

Amortization
Period	Expense
Remainder of 2018	$574
2019	2,321
2020	2,209
2021	1,996
2022	1,762
Thereafter	7,757
$16,619

f.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Payroll and related expenses	$6,818	$3,579
Accrued commissions	2,978	3,297
Accrued equipment	200	1,091
Deferred and contingent consideration, current portion	8,440	977
Audit, consulting and legal fees	768	920
Accrued sales and marketing expenses	1,255	794
Other	4,759	2,816
	$25,218	$13,474

10.	Long-Term Debt and Revolving Loan

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

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, which as of September 30, 2018 was 2.10%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. The Company must make monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, followed by monthly installments of principal and interest through the Maturity Date. Under the terms of the Term Loan Credit Agreement, the Company has the option to extend the interest only period an additional six months to June 30, 2019 as long as the Company remains in compliance with the Term Loan Agreement. As of September 30, 2018, the Company intends to extend the interest only period through June 30, 2019. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays MidCap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of September 30, 2018, there was $35.0 million outstanding related to the Term Loans. As of September 30, 2018, the unamortized debt issuance costs on the Term Loans was approximately $0.1 million current portion and approximately $0.1 million long-term portion and are included as a reduction to debt on the condensed consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. The Company classifies the amounts borrowed under the Revolving Loan as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time. As of September 30, 2018, there were no borrowings outstanding under the Revolving Loan. As of September 30, 2018, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in other long-term assets on the condensed consolidated balance sheet.

The amortization of debt issuance costs for the three months ended September 30, 2018 and 2017 was $47,000 and $28,500, respectively. The amortization of debt issuance costs for both the nine months ended September 30, 2018 and 2017 was $0.1 million, and was included in interest expense in the condensed consolidated statements of operations.

The Credit Agreements include customary affirmative and restrictive covenants and representations and warranties, including a financial covenant for minimum revenues, a financial covenant for minimum cash requirements, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions, collateral, mergers or acquisitions, taxes, and deposit accounts. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and MidCap may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements. The Company’s obligations under the Credit Agreements are secured by a security interest in substantially all of The Company’s assets.

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loans as of September 30, 2018 was as follows (in thousands):

Fiscal Year
2019	$7,000
2020	14,000
2021	14,000
2022	—
2023	—
Thereafter	—
Total	$35,000

11.Stockholders’ Equity

a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2018 and December 31, 2017, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of September 30, 2018, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of September 30, 2018, a total of 132,719 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of September 30, 2018, inducement grants for 876,441 shares of common stock have been awarded, and 91,306 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2017	2,179,787	$7.60	7.27
Exercised	(147,463)	7.79
Forfeited	(77,341)	11.44
Balances at September 30, 2018	1,954,983	$7.43	6.56

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model.  Stock-based compensation expense related to stock options was $0.5 million for both the three months ended September 30, 2018 and 2017. Stock-based compensation expense related to stock options was $1.3 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $1.2 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the condensed consolidated statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of 1.45 years.

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

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2017	928,552	$9.12
Granted	1,738,940	13.98
Vested	(464,507)	10.18
Forfeited	(154,112)	11.23
Balances at September 30, 2018	2,048,873	$12.84

Stock-based compensation expense for RSUs for the three months ended September 30, 2018 and 2017 was $3.8 million and $1.0 million, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2018 and 2017 was $8.4 million and $2.8 million respectively. As of September 30, 2018, there was $23.8 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.33 years.

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

During the nine months ended September 30, 2018, employees purchased 145,616 shares of common stock at a weighted average price of $6.82 per share. As of September 30, 2018, the number of shares of common stock available for future issuance was 543,955.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense related to the ESPP was $0.4 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. Tax expense was $0 and $16,000 for the three months ended September 30, 2018 and 2017, respectively. Tax expense was $0 and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales
Breast Products	$8,613	$7,655	$26,566	$23,313
miraDry	8,262	2,164	22,538	2,164
Total net sales	$16,875	$9,819	$49,104	$25,477

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Loss from operations
Breast Products	$13,873	$11,253	$39,111	$42,878
miraDry	5,689	2,602	16,278	2,602
Total loss from operations	$19,562	$13,855	$55,389	$45,480

	September 30,	December 31,
	2018	2017
Assets
Breast Products	$144,333	$59,365
miraDry	36,747	32,848
Total assets	$181,080	$92,213

14.	Commitments and Contingencies
a.	Operating Leases

The Company’s leases for its general office facilities are in Santa Barbara, California and Santa Clara, California, with leases expiring February 2020 and May 2024, respectively. The Company also leases additional industrial space for warehouse, research and development and additional general office use. Rent expense was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $0.9 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. The Company recognizes rent expense on a straight-line basis over the lease term.

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

miraDry Class Action Litigation

On August 3, 2017, a lawsuit styled as a verified class action on the part of the former stockholders of miraDry was filed in the Court of Chancery for the State of Delaware against the former board of directors of miraDry, or the Defendants, alleging breach of their fiduciary duties in connection with the Company’s acquisition of miraDry.  On August 30, 2017, the Defendants moved to dismiss the verified class action complaint for failure to state a claim upon which relief can be granted.  On November 11, 2017 the parties notified the Court that they had reached an agreement to settle the matter pending completion of confirmatory discovery regarding the fairness of the settlement and obtaining approval from the court.  Under the terms of the proposed settlement, in exchange for a full and final settlement and release of all claims, the Defendants (and/or their indemnitors and/or insurers) agreed to pay a settlement consideration of $0.4 million. The miraDry Merger Agreement contained a holdback amount expected to be used for the settlement and associated costs of the miraDry Class Action litigation. The holdback amount has been used to offset $0.6 million of legal fees and $0.4 million is included in “legal settlement payable” on the condensed consolidated balance sheet as of September 30, 2018.

Silimed Litigation

On July 27, 2017, the Company entered into a settlement agreement, or the Settlement Agreement, with Silimed to settle outstanding litigations with Silimed. Pursuant to the Settlement Agreement, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra paid Silimed a lump sum of $9.0 million on September 7, 2017 and paid an additional $1.0 million on June 29, 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.5 on each of its net sales of such products, up to a maximum royalty of $5.0 million.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously.

15.Subsequent Events

Amendment of Lease

On October 19, 2018, miraDry, entered into a First Amendment to the Lease, or the Lease Amendment, effective October 9, 2018 with IPX Walsh Bowers Investors, L.P., or the Landlord. The Lease Amendment amends the Lease dated December 16, 2013, as amended, or collectively, the Lease, for the office space located at 2845 Bowers Avenue, 2855 Bowers Avenue, and 2790 Walsh Avenue, Santa Clara, California containing approximately 29,256 rentable square feet, or the Premises. The Lease Amendment extends the term for the Lease for a period of sixty-two (62) months until its new expiration on July 31, 2024. Pursuant to the Lease Amendment, miraDry agreed to provide an amendment to its existing letter of credit in the amount of $0.3 million to extend the expiration date of such letter until September 30, 2024.

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of September 30, 2018, consisted of 97 employees, including 80 sales representatives and 17 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.

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

Highly optimized, experienced and fully trained sales force. We maintain separate sales forces within our Breast Products and miraDry segments. As of September 30, 2018, our combined worldwide sales force consisted of 98 sales representatives and directors in addition to our distributor network. Our Breast Products sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling all breast products and tissue expanders exclusively to board‑certified and board‑admissible plastic surgeons. Additionally, our Breast Products segment is also supported by MSCs that sell scar management products directly to physicians. Our miraDry sales force is a bifurcated organization that is split between Area Sales Managers, or ASMs, who focus on system sales, and Practice Development Managers, or PDMs, who focus on high margin consumable bioTip sales, assisting practices to market miraDry to patients, undergo product training and drive system utilization. We have continued to hire high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

The miraDry segment generated net sales of $8.3 million and $22.5 million for the three and nine months ended September 30, 2018, respectively. With the acquisition of miraDry, we expect net sales, cost of goods sold, sales and marketing, general and administrative, and research and development expenses to increase in 2018 when compared to 2017 and prior periods.

Intellectual Property

Our Breast Products patent portfolio presently consists of two (2) pending U.S. patent applications, as well as several in-licensed patent rights, and our miraDry patent portfolio presently consists of approximately twenty-one (21) granted or allowed U.S. patents, ninety-three (93) granted or allowed foreign counterparts patents, seven (7) pending or published U.S. patent applications, and thirty (30) pending or published foreign counterpart patent applications. Our Breast Products trademark portfolio presently consists of approximately twelve (12) worldwide registered trademarks and thirteen (13) pending worldwide trademark applications and our miraDry trademark portfolio presently consists of approximately ninety (90) worldwide registered trademarks and seven (7) pending worldwide trademark applications.

Components of Operating Results

Net Sales

We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. Our Breast Products segment net sales include sales of silicone gel breast implants, tissue expanders and BIOCORNEUM. We defer the value of our service warranty revenue and recognize it once all performance obligations have been met. Net sales for our miraDry segment for the three and nine months ended September 30, 2018 include net sales of the miraDry System and consumable bioTips, as a result of the acquisition of miraDry on July 25, 2017.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product assurance warranties, inventory fair market value adjustment, royalty costs, and warehouse and other related costs. With the acquisition of miraDry, cost of goods sold also consists of raw material, labor, overhead, and variable manufacturing costs associated with the manufacturing of the miraDry Systems and bioTips.

With respect to our supplier contracts, all our products and raw materials are manufactured under contracts with fixed unit costs.

We provide an assurance warranty on our silicone gel breast implants and a standard warranty on our miraDry Systems, handpieces and bioTips. The estimated warranty costs are recorded at the time of sale. Costs related to our service warranty are recorded when expense is incurred related to meeting our performance obligations. In addition, the inventory fair market value associated with purchase accounting adjustments and royalty costs related to both the SSP and miraDry acquisitions are recorded at the time of sale.

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of quantity of units sold, manufacturing price increases, the changing mix of products sold with different gross margins, warranty costs, overhead costs and targeted pricing programs.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Annual Report, other than the implementation of ASU 2014-09 (Topic 606) Revenue from Contracts with Customers, as discussed in Note 3 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Statement of operations data
Net sales	$16,875	$9,819
Cost of goods sold	6,398	3,484
Gross profit	10,477	6,335
Operating expenses
Sales and marketing	15,254	7,981
Research and development	2,881	2,911
General and administrative	11,904	9,298
Total operating expenses	30,039	20,190
Loss from operations	(19,562)	(13,855)
Other income (expense), net
Interest income	133	54
Interest expense	(953)	(409)
Other income (expense), net	(163)	(155)
Total other income (expense), net	(983)	(510)
Loss before income taxes	(20,545)	(14,365)
Income tax expense	—	16
Net loss	$(20,545)	$(14,381)

Net Sales

Net sales increased $7.1 million, or 71.9%, to $16.9 million for the three months ended September 30, 2018 as compared to $9.8 million for the three months ended September 30, 2017.  Net sales of our Breast Products segment was $8.6 million, an increase of $1.0 million for the three months ended September 30, 2018, as compared to $7.7 million for the three months ended September 30, 2017, driven primarily by an increase in sales of Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $8.3 million, an increase of $6.1 million, as compared to $2.2 million for the three months ended September 30, 2018, driven primarily by an increase in sales in miraDry Systems and consumable bioTips.

As of September 30, 2018, our U.S. sales organization included 80 sales representatives as compared to 53 sales representatives as of September 30, 2017. The increase is primarily attributed to the acquisition of miraDry and the subsequent headcount increase of the miraDry sales representatives. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $2.9 million, or 83.6%, to $6.4 million for the three months ended September 30, 2018, as compared to $3.5 million for the three months ended September 30, 2017. The increase was primarily due to an increase in net sales.

The gross margins for the three months ended September 30, 2018 and 2017 were 62.1% and 64.5%, respectively. The decrease is primarily due to the acquisition of miraDry mid quarter on July 25, 2017, which carries a lower margin than Breast Products.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.3 million, or 91.1%, to $15.3 million for the three months ended September 30, 2018, as compared to $8.0 million for the three months ended September 30, 2017. The increase was primarily due to higher employee-related costs as a result of increased sales and headcount, and an increase in marketing expenses and initiatives.

Research and Development Expenses

R&D expenses were unchanged for the three months ended September 30, 2018 and 2017, due to an increase in stock-based compensation and employee-related expenses offset by a reduction in consulting fees.

General and Administrative Expenses

G&A expenses increased $2.6 million, or 28.0%, to $11.9 million for the three months ended September 30, 2018, as compared to $9.3 million for the three months ended September 30, 2017. The increase is primarily related to an increase in stock-based compensation and variable compensation, payroll, consulting expenses, and contingent consideration fair value adjustments, offset by a decrease in legal expenses.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2018 and 2017 was primarily associated with expenses related to the change in fair value of warrants and interest and amortization of debt issuance costs associated with our Credit Agreements.

Income Tax Expense

Income tax expense is associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM acquisition and the tissue expander portfolio acquisition that cannot offset deferred tax assets. Income tax expense for the three months ended September 30, 2018 and 2017 was $0 and $16,000, respectively.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Statement of operations data
Net sales	$49,104	$25,477
Cost of goods sold	19,154	8,427
Gross profit	29,950	17,050
Operating expenses
Sales and marketing	45,990	21,100
Research and development	7,930	7,677
General and administrative	31,419	23,753
Legal settlement	—	10,000
Total operating expenses	85,339	62,530
Loss from operations	(55,389)	(45,480)
Other income (expense), net
Interest income	214	112
Interest expense	(2,474)	(603)
Other income (expense), net	(347)	(151)
Total other income (expense), net	(2,607)	(642)
Loss before income taxes	(57,996)	(46,122)
Income tax expense	—	70
Net loss	$(57,996)	$(46,192)

Net Sales

Net sales increased $23.6 million, or 92.7%, to $49.1 million for the nine months ended September 30, 2018 as compared to $25.5 million for the nine months ended September 30, 2017.  Net sales of our Breast Products increased $3.3 million to $26.6 million for the nine months ended September 30, 2018, as compared to $23.3 million for the nine months ended September 30, 2017, driven primarily by an increase in sales of our Allox2 and Dermaspan breast tissue expanders and our BIOCORNEUM scar management product. Net sales of our miraDry segment increased $20.4 million to $22.5 million for the nine months ended September 30, 2018, as compared to $2.2 million for the nine months ended September 30, 2017, due to the inclusion of nine months of activity in 2018 versus approximately two months of activity in 2017.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $10.7 million, or 127.3%, to $19.2 million for the nine months ended September 30, 2018, as compared to $8.4 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in net sales and the acquisition of miraDry on July 25, 2017. Cost of goods sold for our miraDry segment increased $10.0 million to $11.4 million for the nine months ended September 30, 2018, as compared to $1.4 million for the nine months ended September 30, 2017, due to the inclusion of nine months of activity in 2018 versus approximately two months of activity in 2017.

The gross margins for the nine months ended September 30, 2018 and 2017 were 61.0% and 66.9%, respectively. The decrease is primarily due to the inclusion of miraDry, which carries a lower margin than Breast Products, for nine months in 2018 as compared to approximately two months in 2017.

Sales and Marketing Expenses

Sales and marketing expenses increased $24.9 million, or 118.0%, to $46.0 million for the nine months ended September 30, 2018, as compared to $21.1 million for the nine months ended September 30, 2017. The increase is primarily due to the addition of miraDry, higher employee-related costs as a result of increased sales and headcount, an increase in marketing expenses and an increase in marketing initiatives. Sales and marketing expense for our miraDry segment increased $19.2 million to $21.1 million for the nine months ended September 30, 2018, as compared to $1.9 million for the nine months ended September 30, 2017, due to the inclusion of nine months of activity in 2018 versus approximately two months of activity in 2017.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 3.3%, to $7.9 million for the nine months ended September 30, 2018, as compared to $7.7 million for the nine months ended September 30, 2017. The increase was primarily due to the addition of miraDry, offset by a decrease in consulting expenses. Research and development expense for our miraDry segment increased $1.0 million to $1.5 million for the nine months ended September 30, 2018, as compared to $0.5 million for the nine months ended September 30, 2017, due to the inclusion of nine months of activity in 2018 versus approximately two months of activity in 2017.

General and Administrative Expenses

G&A expenses increased $7.7 million, or 32.3%, to $31.4 million for the nine months ended September 30, 2018, as compared to $23.8 million for the nine months ended September 30, 2017. The increase was primarily due to the addition of miraDry, an increase in consideration fair value adjustments, consulting expenses, stock-based compensation, payroll, and bad debt expense, offset by a decrease in legal expenses. G&A expenses for our miraDry segment increased $3.9 million to $4.9 million for the nine months ended September 30, 2018, as compared to $1.0 million for the nine months ended September 30, 2017, due to the inclusion of nine months of activity in 2018 versus approximately two months of activity in 2017.

Legal Settlement Expenses

The Company had no legal settlement expenses for the nine months ended September 30, 2018. The $10 million expense for the nine months ended September 30, 2017 was related to the settlement of the Silimed Litigation in 2017.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2018 was primarily associated with expenses related to the warrants and interest and amortization of debt issuance costs associated with the Credit Agreements. Other income (expense), net for the nine months ended September 30, 2017 was primarily associated with expenses related to warrants and amortization of issuance costs associated with the Loan Agreement.

Income Tax Expense

Income tax expense is associated with a deferred tax liability associated with indefinite-lived intangible assets from the BIOCORNEUM acquisition and the tissue expander portfolio acquisition from SSP that cannot offset deferred tax assets. Income tax expense for the nine months ended September 30, 2018 and 2017 was $0 and $0.1 million, respectively.

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

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of September 30, 2018, we have not sold any common stock pursuant to the sales agreement.

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

As of September 30, 2018, we had $103.0 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(41,418)	$(35,702)
Investing activities	(414)	(19,628)
Financing activities	118,252	25,759
Net change in cash and cash equivalents	$76,420	$(29,571)

Cash used in operating activities

Net cash used in operating activities was $41.4 million during the nine months ended September 30, 2018, as compared to $35.7 million during the nine months ended September 30, 2017. The increase in cash used in operating activities between the nine months ended September 30, 2018 and 2017 was primarily associated with higher net loss for the nine months ended September 30, 2018, an increase in accounts receivable due to the timing of sales and collections, an increase in inventory following the FDA’s approval of our manufacturing site-change supplement and three PMA submissions in January and April 2018 in connection with the Vesta facility as compared to the nine months ended September 30, 2017, partially offset by an increase in accounts payable and accrued and other liabilities due to the timing of payments.

Cash used in investing activities

Net cash used in investing activities was $0.4 million during the nine months ended September 30, 2018 as compared to $19.6 million during the nine months ended September 30, 2017. The decrease in cash used in investing activities between the nine months ended September 30, 2018 and 2017 was due to a decrease in business acquisitions.

Cash provided by financing activities

Net cash provided by financing activities was $118.3 million during the nine months ended September 30, 2018 as compared to $25.8 million during the nine months ended September 30, 2017.  The increase in cash provided by financing activities was primarily the result of proceeds from the public follow-on offering and proceeds from borrowings under the Credit Agreements for the nine months ended September 30, 2018.

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

Contractual Obligations and Commitments

As of September 30, 2018, except as discussed below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report, except as it relates to the timing of payments and interest under our obligations under our Credit Agreements.  See Note 10 for further discussion regarding our long-term debt and revolving loan.

Scheduled contractual obligations for the future payments of our term loan debt obligations as of September 30, 2018 were as follows (in thousands):

	Payments Due by Period
					More than
	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Term loan principle obligations	$35,000	$3,500	$31,500	$—	$—

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, we had $103.0 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

SEC Agreement-in-Principle

In March 2018, we reached an Agreement-in-Principle, or the Agreement-in-Principle, with the Staff of the Division of Enforcement, or the Staff, of the U.S. Securities and Exchange Commission, or the SEC, to settle, without admitting or denying, charges arising out of the SEC’s investigation into alleged false and misleading statements or omissions made in connection with its follow-on public offering, or the Offering, that closed on September 23, 2015. Those charges include alleged violations of Section 10 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 17(a)(1)-(3) of the Securities Act of 1933, as amended.  The Staff previously informed us on March 1, 2018 that it was considering bringing charges against the Company related to the Offering. A settlement would allow us to resolve those charges without protracted litigation, significant legal costs, and distracting management from driving the business forward. To our knowledge, the SEC does not intend to charge any of our current officers or directors in connection with its investigation.

On September 19, 2018, the SEC issued an order, or the Order, approving the terms of the Agreement-in-Principle and fully and finally disposes of the investigation of the Company by the SEC without any monetary component as previously disclosed. It also contains an order prohibiting future violations of the securities laws.

Neither the Company nor any current officers or directors admitted or denied or were required to admit or deny the allegations. The SEC does not allege that either the Company or any current officers or directors acted with an intent to deceive investors.

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

Risks Relating to Our Business and Our Industry

The report of our independent registered public accounting firm included in our Annual Report contains an explanatory paragraph with respect to our liquidity.*

As of September 30, 2018, we had cash and cash equivalents of approximately $103.0 million. Since inception, we have incurred recurring operating losses and cash outflows from operations activities. We believe that we have the ability to continue as a going concern for at least 12 months from the date our condensed consolidated financial statements are issued.  There can be no assurance, however, that we will not need to raise additional capital to continue to fund operations which could negatively impact our ability to continue as a going concern.

We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception, we have incurred significant net operating losses. As of September 30, 2018, we had an accumulated deficit of $337.5 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the nine months ended September 30, 2018, our net loss was $58.0 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

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

As of September 30, 2018, we had approximately 231 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of September 30, 2018, we had federal net operating loss carryforwards, or NOLs, of approximately $334 million, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In addition, the deduction for NOLs generated after 2017 is limited to 80% of our taxable income.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our condensed consolidated balance sheet.  Our deferred tax assets for net operating loss carryforwards have been offset by a full valuation allowance in our financial statements. Based on our Section 382 analysis as of May 7, 2018, we concluded that miraDry’s available NOLs are approximately $95 million, while Sientra is not subject to any such limitation under Section 382 at this time.

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

We are and may be subject to warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and operating results.*

As a supplier of medical devices, we are and may be subject to warranty or product liability claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards.  The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our Breast Products.  In addition, our silicone gel breast implants are sold with a warranty providing for no-charge replacement implants in the event of certain ruptures that occur any time during the life of the patient and this warranty also includes cash payments to offset surgical fees if the rupture occurs within ten years of implantation. In April 2018, we announced our Platinum20 product replacement and limited warranty program, which we believe provides an industry-leading program of no-charge replacement implants for covered rupture events that occur during the lifetime of the patient, and no-charge replacement implants for other covered events that occur within twenty years of the implant procedure, as well as financial assistance for certain qualifying events that occur within twenty years of the implant procedure. If we experience an increase in warranty claims following the launch of our Platinum20 product in excess of our expectations, or if our replacement costs associated with warranty claims increase significantly, we will incur liabilities for potential warranty claims that may be greater than we expect. An increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our business, results of operations and financial condition.

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

We recently settled a securities class action lawsuit and have reached a settlement agreement with the SEC.  If we are subject to additional claims, our insurance may not be sufficient to cover additional expenses incurred.*

In May 2017, we settled a class action lawsuit which named the Company and certain of its officers as defendants for allegedly false and misleading statements concerning the Company’s business, operations, and prospects in connection with the Company’s September 2015 common stock offering, or the 2015 offering.  In connection with the settlement, we received $9.3 million in insurance proceeds to pay the settlement amount.

In March 2018, we reached an agreement-in-principle with the Staff of the Division of Enforcement, or the Staff, of the SEC to settle, without admitting or denying, charges arising out of the SEC’s investigation into alleged false and misleading statements or omissions made in connection with the 2015 offering. Those charges include alleged violations of Section 10 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Sections 17(a)(1)-(3) of the Securities Act. On September 19, 2018, the SEC issued an order approving the terms of the settlement agreement.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 1, 2018, our executive officers, directors and principal stockholders beneficially owned approximately 23% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The number of shares of our common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2018, our board of directors increased the number of shares of common stock reserved for issuance under the 2014 Plan by 4% of the number of shares of our capital stock outstanding on December 31, 2017, or 776,079 shares. As of September 30, 2018 the number of shares of common stock reserved for issuance under our 2014 plan was 132,719.

As of September 30, 2018, the number of shares of common stock reserved for issuance under our ESPP was 543,955. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to the foregoing provision, effective January 1, 2018, our board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 1% of the number of shares of our capital stock outstanding on December 31, 2017, or 194,020 shares.

Pursuant to the Inducement Plan approved by our board of directors, our compensation committee of the board of directors is authorized to grant stock options or restricted stock units which may be exercised or settled, as applicable, to new employees as inducements material to such new employees entering into employment with us in accordance with NASDAQ Marketplace Rule 5635(c)(4). As of September 30, 2018, a total of 876,441 RSUs and options had been awarded by the compensation committee and the number of shares available for future grant was 91,306 shares.  In February 2018, the compensation committee increased the number of shares available under the Inducement Plan by 500,000. The number of shares that may be granted under the Inducement Plan may be increased in the future by our board of directors.

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

10.1#

Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Paul Little (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018).

10.2#

First Amendment to Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Patrick F. Williams (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018).

10.3#

First Amendment to Second Amended and Restated Consulting Agreement, effective August 6, 2018, by and between Sientra, Inc. and Keith J. Sullivan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018).

10.4

Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21c of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order dated September 19, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

10.5*	First Amendment to the Lease, effective October 9, 2018, by and between miraDry, Inc. and IPX Walsh Bowers Investors, L.P.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

November 6, 2018	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

November 6, 2018	By:	/s/ Paul Little
Paul Little
Chief Financial Officer and Treasurer