Form 10-K
period 2018-12-31
Sientra, Inc.
filed 2019-03-14
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36709

SIENTRA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5551000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
420 South Fairview Avenue, Suite 200, Santa Barbara, California	93117
(Address of Principal Executive Offices)	(Zip Code)

(805) 562-3500

(Registrant’s Telephone Number, Including Area Code)

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2018 as reported by NASDAQ Global Select Market on such date was approximately $442,698,000. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2019, there were  29,211,896 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “OPUS”, “Allox”, “Allox2”, “BIOCORNEUM”, “Dermaspan”, “Softspan”, “Silishield”, “miraDry”, “Miramar Labs”, “miraDry and Design”, “miraDry Fresh”, “bioTip”, “The Sweat Stops Here”, “No Sweat No Stress”, “Sweat Less Live More”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”, “freshRewards”, “freshNet”, “freshEquity”,  and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

On June 11, 2017, we entered into a Merger Agreement with miraDry (formerly Miramar Labs) pursuant to which we commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio. Following our acquisition of miraDry in July 2017, we began selling the miraDry System and bioTips.  As a result of the miraDry acquisition, we determined that we will conduct our business in two operating segments. The Breast Products segment is comprised of our breast implants, tissue expanders and scar management products. The miraDry segment is comprised of our miraDry System and bioTips.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2018, consisted of 103 employees, including 86 sales representatives and 17 sales managers.  Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2018, our international operations were supported by 6 sales representatives, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

We commenced sales of our breast implants in the United States in the second quarter of 2012. Our Breast Products segment net sales were $37.0 million, $31.5 million and $20.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.  For our miraDry segment, we generate revenues from sales of our miraDry System and from the sales of bioTips which are required for use for each miraDry procedure performed. We generated net sales of $31.1 million for the year ended December 31, 2018 and $5.1 million for the year ended December 31, 2017 from the acquisition date on July 25, 2017.

Our Market

The global market for aesthetic procedures is significant. The American Society of Plastic Surgeons, or ASPS, estimates that U.S. consumers spent approximately $17 billion on approximately eighteen million cosmetic procedures in 2017, including both surgical and non-invasive cosmetic treatments.

Breast Products

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, over 333,000 primary breast augmentation procedures were performed in the United States in 2017. Based on the number of procedures reported by ASAPS and ASPS and our estimates of average selling price, implant mix and implants per procedure, we estimate the global breast market to be approximately $1.5 billion, with the currently addressable U.S. market for our currently available breast products at approximately $700 million.

We sell our breast implants and tissue expanders exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi-year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 7,000 board certified plastic surgeons actively practicing in the United States.

miraDry

Laser and light-based hair removal continues to be the largest volume among non-surgical and non-injectable procedures. As an emerging market, energy-based procedures for sweat and odor reduction are not currently tracked by ASAPS data. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by ASAPS does not represent the market potential for miraDry or any other single product or treatment, but illustrates that each year patients elect to have millions of aesthetic procedures. We believe several factors are contributing to the ongoing growth in aesthetic procedures, including:

•

Broader availability of safe non-surgical aesthetic procedures. Technological developments have resulted in the introduction of a broader range of safe, non-surgical aesthetic procedures. According to ASAPS, non-surgical aesthetic treatments are growing faster than invasive surgical procedures.

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

Hyperhidrosis is a medical condition of varying degree in which a person sweats excessively. The prevalence of hyperhidrosis in the United States is significant. A study published by Strutton et al. in the June 2004 issue of the Journal of the American Academy of Dermatology, or AAD, titled “U.S. prevalence of hyperhidrosis and impact on individuals with axillary hyperhidrosis: Results from a national survey,” estimated that 2.8% of the general population has hyperhidrosis (in this study defined as excessive or abnormal sweating) with 50.8% thereof having axillary hyperhidrosis. Additionally, the general consensus of medical practitioners is that the definition of hyperhidrosis includes anyone who is bothered by their sweat. As such, the definition of axillary hyperhidrosis is broad in scope and the condition depends upon whether patients have determined that their sweating is excessive or abnormal. Because this assessment is subjectively determined by the patients themselves, there is no quantifiable standard that medical practitioners use to determine whether a patient is suffering from axillary hyperhidrosis. If patients subjectively determine that their sweating is excessive and as such are bothered by their sweating, such patients are considered to be suffering from axillary hyperhidrosis.

In 2017, we commissioned a survey of over 2,000 consumers, evaluating several criteria including sweat-bothered, dissatisfaction with current treatment, interest in a non-surgical long-term solution, and interest in the miraDry product description. Based on this survey, we believe there are approximately 37 million people in the U.S. alone that are bothered by sweat, dissatisfied with their current treatment and/or have an interest in seeking a long-term solution, and that approximately 15 million people would be interested in our miraDry solution. Based on this survey and our average selling price per bioTip, we estimate the size of our addressable consumables market to be approximately $6 billion in the U.S. Further, based on this survey, our estimates of the number of aesthetic practices in the U.S., the indicated number of people interested in a miraDry solution and our average selling price per miraDry console, we estimate the size of our addressable equipment market to be approximately $1.4 billion on a global basis, with the size of our addressable U.S. market estimated at approximately $700 million.

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

miraDry

The miraDry procedure addresses a large underpenetrated market in the non-surgical, lifestyle aesthetics category. The miraDry treatment is the first and only FDA cleared solution to reduce underarm sweat, odor and hair of all colors with as little as one 60-minute treatment, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical procedures.  The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve the lasting results. Due to these advantages, we believe that the miraDry treatment is appealing to a wide range of individuals seeking a lasting solution to underarm sweat.

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

Breast Products

Differentiated silicone gel and texturing technologies. We incorporate differentiated technologies into our proprietary breast implants to distinguish ourselves from our competitors, including our silicone shell, High-Strength Cohesive silicone gel and a textured surface. Our breast implants offer a desired balance between strength, shape retention and softness due to the High-Strength Cohesive silicone gel used in our products. In addition, the texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture.

Strong clinical trial outcomes. Our clinical trial results demonstrate the safety and effectiveness of our breast implants. Our breast implants were approved by the FDA based on data we collected from our long-term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States. The clinical data we collected over a ten-year follow-up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, based on our competitors’ published ten-year data.

Innovative services that deliver an improved customer experience. Our customer service offerings are intended to accommodate and anticipate the needs of our Plastic Surgeons so they can focus on providing better services to their patients. On April 25, 2018, we announced our new Sientra Platinum20 Warranty, which we believe provides an industry leading policy of no-charge replacement implants, as well as financial assistance, for certain qualifying events occurring within twenty years of the initial procedure. We also offer specialized educational initiatives and a streamlined ordering, shipping and billing process. For sales prior to May 1, 2018, we provided an industry-leading ten-year limited warranty that provides patients with a cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event, a lifetime no-charge implant replacement program for covered ruptures, and our industry-first C3 Program through which we offer no-charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

Board-certified plastic surgeon focus. We sell our breast implants and tissue expanders exclusively to board-certified and board-admissible plastic surgeons who are thought leaders in the medical aesthetics industry. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings. We believe that securing the loyalty and confidence of Plastic Surgeons is essential to our success and that our association with Plastic Surgeons enhances our credibility and aligns with our focus on making a difference in patients’ lives.

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

Patient satisfaction. miraDry allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with more invasive procedures for sweat, odor and hair reduction. In addition, unlike many other non-surgical procedures, patients are not required to undergo multiple or recurring treatment procedures to obtain aesthetic results. According to RealSelf.com, a leading online community helping people make confident choices in elective cosmetic procedures, as of February 6, 2019, the miraDry procedure received a 90% “worth it” rating from patients.

Reproducible results. The miraDry procedure requires limited training and skill to obtain successful aesthetic results. The miraDry System was designed to be easy to operate and largely automated, resulting in a more consistent application and reproducible results.

Differentiated, high-value product for physician practices. Our selective distribution strategy was designed to enable our customers to market miraDry as a highly differentiated, non-surgical sweat, odor, and hair reduction procedure. Based on our commercial data and customer experiences, we have seen attractive economic benefits for our customers.

Our Strategy

Our objective is to become a leading global provider of differentiated medical aesthetic products and services tailored to meet the needs of physicians, allowing us to deliver on our commitment to enhance and make a difference in patients’ lives. To achieve our objective, we are pursuing the following business strategies:

Create awareness of our differentiated technologies, products and services with Plastic Surgeons and consumers. Since we commenced commercial operations, we have focused most of our marketing efforts on Plastic Surgeons to promote and create awareness of the benefits of our products. Among other marketing programs targeted at Plastic Surgeons, we offer educational initiatives exclusively to Plastic Surgeons through our Sientra Education Forums, and we have continued our consumer-directed efforts. We believe that continuing to invest in expanding marketing initiatives will have a positive impact on our business.

Selectively pursue acquisitions and expand into new markets. We may continue to selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies, and allow us to compete in new geographic markets or market segments or to increase our market share. For example, we began selling BIOCORNEUM directly to physicians in the United States after we acquired the rights to do so, in addition to rights relating to certain other specified sales channels from Enaltus in March 2016. We began selling the AlloX2 and Dermaspan lines of breast tissue expanders, and the Softspan line of general tissue expanders, after we acquired these product lines from SSP in November 2016. We began selling the miraDry System and bioTips after the acquisition of miraDry in July 2017.

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

Highly optimized, experienced and fully trained sales force. We maintain separate North American sales forces within our Breast Products and miraDry segments. Our Breast Products sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling all Breast Products exclusively to board-certified and board-admissible plastic surgeons. Additionally, our Breast Products segment is also supported by MSCs that sell scar management products directly to physicians. Our miraDry sales force is a bifurcated organization of employees and consultants that is split between Area Sales Managers, or ASMs, who focus on system sales, and Practice Development Managers, or PDMs, who focus on high margin consumable bioTip sales, assisting practices to market miraDry to patients, undergo product training and drive system utilization. We have continued to hire high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

Breast Products

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 400 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective procedures that are generally performed on a cash-pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including High-Strength Cohesive silicone gel and shell texturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the silicone shell and High-Strength Cohesive silicone gel used in our implants. The texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture.

In addition, since 2016, we have offered BIOCORNEUM, an advanced silicone scar treatment, directly to physicians, surgeons, and dermatologists.

We sell our silicone gel breast implants and tissue expanders exclusively to Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings and a twenty-year limited warranty that provides patients with cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event; a lifetime no-charge implant replacement program for covered ruptures; and the industry’s-first policy of no-charge replacement implants to patients who experience covered capsular contracture, double capsule and late-forming seroma events within twenty years of the initial implant procedure.

miraDry

In July 2017, we completed our acquisition of miraDry, following which we began selling the miraDry System, the only FDA cleared device indicated to reduce underarm sweat, odor and hair of all colors through the precise and non-surgical delivery of microwave energy to the region where sweat glands reside. The energy generates heat at the dermal-fat interface which results in destruction of the sweat glands. At the same time, a continuous hydro-ceramic cooling system protects the superficial dermis and keeps the heat focused at the dermal-fat interface where the sweat glands reside. Because sweat glands do not regenerate after the procedure, we believe the results are lasting. Microwaves are the ideal technology as the energy can be focused directly at the dermal-fat interface where the glands reside.

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

The miraDry System provides patients with a non-surgical and durable procedure to selectively destroy underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat. The miraDry System has been evaluated in clinical studies, which showed that the system reduced sweat in one or more procedures of approximately 60-minutes, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical procedures. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting in most patients, although some patients may need to repeat the miraDry procedure to achieve the lasting results.

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
•

reduction in the rate of capsular contracture, a complication in which the patient’s body creates a scar‑tissue capsule around the implant that can tighten and squeeze the implant potentially causing discomfort, pain and even dislocation of the implant. While we have neither sought nor obtained FDA approval to state that our breast implants reduces the incidence of capsular contracture, we believe it may significantly reduce this risk, as evidenced by the lower rates of capsular contraction reported over a ten‑year follow‑up period in our clinical trial.

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

miraDry

miraDry Technology. Our technology platform utilizes microwave energy to create heat within the skin or subcutaneous locations to create a therapeutic effect. Microwave energy has been used in various medical specialties for heating tissue for decades. In the dermatologic field, it is important that heating is confined to a very precise location, which the miraDry technology platform is designed to do. Due to its proprietary handpiece designs, when used with appropriate energy parameters, the miraDry System can heat dermatologic tissue in a precise and controlled manner.

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

Our Clinical Data

Breast Products

In 2012, our breast implants were approved by the FDA based on data we collected from our long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial results demonstrate the safety and effectiveness of our breast implants and provide Plastic Surgeons and their patients the security and confidence to choose our products.

Our breast implant clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial were subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over a ten‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors. An additional large prospective Post Approval Study, or PAS, is being conducted on our breast implants. The PAS is a newly enrolled U.S. cohort designed to evaluate long-term clinical performance under general conditions in the postmarket environment (i.e., “real-world” study). The study involves 5,197 Sientra patients and 301 control patients followed annually for 10 years.

We and our two U.S. competitors were required to run independent ten‑year clinical studies to obtain PMA approval from the FDA. Our clinical study was not designed to facilitate head‑to‑head comparisons.  However, our clinical data and our competitors’ clinical data are publicly available to both surgeons and patients who are able to use such data to compare and contrast competing implants.

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

A second study on the long-term effect of the miraDry System showed all patients who participated in this study reported being no longer bothered by their hyperhidrosis at 24 months, with no serious adverse events or unanticipated adverse side effects.

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

Through our C3 Program, we provide no‑charge replacement gel breast implants to patients who experience capsular contracture in the first five years following primary breast augmentation for every patient implanted with our smooth or textured breast implants. For surgeries prior to May 1, 2018, we also provide a 10‑year limited warranty that provides patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event and a lifetime no‑charge implant replacement program for covered ruptures.

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

•	we produce comprehensive guides for Plastic Surgeons via the Internet, referred to as iBooks, to provide them training and expertise on the implantation of anatomically‑shaped breast implants.
•	we sponsor educational surgical preceptorships where a small group of Plastic Surgeons are able to observe a live surgery conducted by one of our trained preceptors and train with that preceptor.
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

Health Care Provider Marketing

•

Globally, we offer a physician loyalty program called Fresh Rewards, which provides quarterly benefits and incentives to customers based on their bioTip purchases in the previous quarter.  The program includes co-op advertising with usage guidelines to help increase patient demand for miraDry.  The program also provides access to miraDry branded assets, physician locator priority ranking, and a service contract discount at all levels.

•

Our Practice Development Managers, or PDMs, are focused on implementing our marketing programs in North America and International direct markets. Our PDMs provide all initial trainings for our miraDry System to our physician customers and their staff following the delivery of the system to the practice. Following this initial training, our PDMs, also educate our physician customers on current best practices and provide physicians and their staff with sales and marketing training and support to help them increase patient demand for the miraDry treatment.

•

We engage with prospective customers through nurturing campaigns to inform them of the miraDry procedure and benefits of partnering with our Company to attract patients to their practice.  The primary initiatives include local prospect events, email campaigns, and webinars.

•	We also participate in industry tradeshows, clinical workshops, and conferences with expert panelists.

Consumer/Patient Marketing

•	Our consumer website, miraDry.com, provides a resource for consumers including a product and procedure overview, physician locator, media clips, and FAQs.
•	In North American and certain International markets, we provide digital direct-to-consumer, or DTC, advertising to help increase patient awareness and demand for our brand and customers.
•	We continually update our social media profiles and post content to educate and engage consumers interested in a miraDry treatment through Facebook, Instagram, YouTube, LinkedIn and Twitter.

Sales and Marketing

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2018, consisted of 103 employees, including 86 sales representatives and 17 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2018, our international operations were supported by 6 sales representatives, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

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

Research and Development

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $10.9 million, $9.8 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The addition of miraDry added $2.0 million and $0.9 for the years ended December 31, 2018 and 2017, respectively from the acquisition date of July 25, 2017. Our Breast Products segment research and development is focused on enhancing and improving our breast products and tissue expanders, increasing our breast implant portfolio, product development related activities and expanding into synergistic markets. Our miraDry research and development is focused on products and procedure enhancements and development of products for new indications. Product and procedure enhancements include changes to improve efficacy of the therapy, the patient experience, and the physician/operator experience. As related to the miraDry System, for products for new indications, we will seek to leverage our miraWave microwave energy platform to develop products to serve additional needs in dermatology and plastic surgery. The goal is to be able to treat multiple indications with the existing miraDry console using different handpieces and custom software. Our miraDry research and development group is comprised of engineers, microwave scientists and technicians. We believe research and development is important to the success of the Company as we continue to develop and expand our product portfolio.

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

We have obtained the following international certifications for breast implants and tissue expanders: ISO 13485:2016 Quality Management Systems Requirements, and the Medical Device Single Audit Program (MDSAP), representing conformance to 21 CFR 820, 21 CFR 803, 21 CFR 806, 21 CFR 807 (Subparts A through D) and Canadian Medical Devices Regulations – Part 1 - SOR-98/282, positioning us to register our breast implants and tissue expanders in Canada and other international markets.

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we worked with Vesta towards establishing a dedicated contract manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants.  In addition, on March 14, 2017, we announced that we had submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. On January 30, 2018, we announced the FDA has granted approval of the site-change PMA, supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional filings.  In addition to approving the manufacturing site-change supplement, the FDA approved all three (3) process enhancement filings, as of April 17, 2018.

miraDry

We occupy an approximately 29,000 square foot facility located in Santa Clara, California dedicated to the manufacture, distribution, and servicing of miraDry Systems and accessories.

All final assembly, calibration and testing of our miraDry Systems are performed at our Santa Clara facility. The consumable bioTip is manufactured by a contract manufacturer, Healthcare Technology International Limited (HTI), at their facility in Dongguan, China. Consumables are tested and packaged at our Santa Clara facility, then some consumables intended for sale in countries requiring sterile product are sent to Parter Sterilization Services in Carson, CA for ethylene oxide sterilization.

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

In the United States, our major competitor in the treatment of sweat is Allergan, which manufactures Botox; Botox is approved for the treatment of severe primary axillary hyperhidrosis. Cynosure, a division of Hologic, also has received FDA clearance to market PrecisionTX for the treatment of primary axillary hyperhidrosis. Dermira, Inc. recently received FDA approval for Qbrexza, a topical prescription treatment indicated for primary axillary hyperhidrosis. These competitors may have more resources than us and may prevent our miraDry System from gaining widespread market acceptance.

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

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require a pre‑market notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, a de novo application seeking authorization to market the device, or approval from the FDA of a PMA application. These processes can be expensive, lengthy and require payment of significant user fees, unless an exemption is available.

The FDA classifies medical devices into one of three classes. Unless specifically exempted from certain requirements, all three classes of devices are subject to general controls such as labeling, pre‑market notification and adherence to the FDA’s QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products. Devices deemed to pose low to moderate risk are placed in Class I or II, which, absent an exemption, requires the applicant to obtain a 510(k) clearance. Some Class II devices are subject to special controls such as performance standards, specific FDA guidance documents for the device, or particularized labeling requirements, in addition to the general controls and postmarketing requirements that would otherwise apply. Some low risk devices are exempted by regulation from the 510(k) clearance requirement, and/or the requirement of compliance with substantially all of the QSR. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life‑sustaining, life‑supporting or certain implantable devices, including all breast implants, or devices that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution in the United States before May 28, 1976 for which a regulation requiring a PMA application has not been issued by the FDA. In addition there are some “unclassified” devices in FDA’s regulatory framework, which are  preamendment devices for which a classification regulation has not been promulgated by the agency. Until the unclassified device type has been formally classified and a regulation established, marketing of new devices within this type requires submission of a 510(k) premarket notification. If a device of a type that FDA has not previously classified does not qualify for the 510(k) pre-market notification process because no legally marketed predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III.  Under the de novo process an applicant may seek the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor.

Our tissue expanders and our body contouring, facial and nasal implants received FDA clearance at various dates prior to approval of our breast implants in March 2012. Additionally, the miraDry System is currently regulated as a Class II device that requires 510(k) clearance. Our BIOCORNEUM product contains silicone for scar management, which is a Class I exempt device, and contains sunscreen which FDA regulates as an over-the-counter drug.

To obtain 510(k) clearance, we must submit a pre‑market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a preamendment device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre‑market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, and provides some guidance on decision making, but the FDA can review any such decision at any time and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre‑market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, de novo marketing authorization, or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite marketing applications. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

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

Clinical Trials.  A clinical trial is almost always required to support a PMA application and may be required for a 510(k) pre‑market notification. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. Some types of studies deemed to present “non‑significant risk” are deemed to have an approved IDE once certain requirements are addressed and institutional review board, or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the Sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non‑significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, clinical trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare information privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record-keeping requirements. The FDA’s grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

Other Regulatory Requirements.  Even though our devices have been approved and commercialized, numerous regulatory requirements apply after a device is placed on the market, regardless of its classification or pre‑market pathway. These include, but are not limited to:

•	establishment registration and device listing with the FDA;
•	various state-level requirements for licensure of medical device manufacturing and/or distribution;
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

Federal Civil False Claims Act.  The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Manufacturers can be held liable under the FCA if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. Penalties for FCA violations include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181.00 and $22,363.00 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal FCA is a civil statute, FCA violations may also implicate various federal criminal statutes.

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

The Administrative Simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, mandate, among other things, that certain types of entities and individuals adopt uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes certain of HIPAA’s standards and requirements directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Additionally, HITECH mandates the reporting of certain breaches of health information to the Department of Health and Human Services, affected individuals and if the breach is large enough, the media.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

Physician Payments Sunshine Act.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, imposed, among other things, new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31st of each calendar year. Additionally, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act, to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021).

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states, such as California and Connecticut, also mandate that device manufacturers implement compliance programs. Other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.

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

Coverage and Reimbursement.  Sales of our products depend, in part, on the extent to which the procedures using our products will be covered by third‑party payors, such as government health care programs, commercial insurance and managed healthcare organizations. Breast augmentation and miraDry procedures are generally performed on a cash‑pay basis and are not covered by third‑party payors. In contrast, breast reconstruction procedures may be covered by third‑party payors, but such third‑party payors are increasingly limiting coverage and reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost‑containment programs, including price controls, restrictions on coverage and reimbursement. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical device and drug products and medical services, in addition to questioning their safety and efficacy. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and results.

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

There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act), and lawsuits have been brought challenging aspects of the law at various points. There have been repeated recent attempts by Congress to repeal or replace the Affordable Care Act, or ACA. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal and replace all or part of the ACA. While Congress has previously been successful at passing comprehensive repeal legislation through both Chambers of Congress, it had then been vetoed by former President Obama; however full repeal legislation is unlikely in the current political climate.  Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the ACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year.  Congress may consider other legislation to repeal or replace elements of the ACA on a provision-by-provision basis. More recently, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. This decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the ACA and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business.

The ACA had also imposed, among other things, a federal excise tax of 2.3% on certain entities that manufacture or import medical devices for sale in the United States.  This tax had previously been suspended, and on January 22, 2018 both the House and Senate struck a short-term Continuing Resolution to fund the federal government, H.R. 195, which included a two-year suspension on the medical device excise tax.  This two-year delay is retroactively applied starting December 31, 2017, and will officially extend through January 1, 2020.  The future of this provision beyond that point is uncertain, as there may be additional attempts to fully repeal the provision.

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

Our Breast Products trademark portfolio consists of 10 registered U.S. trademarks. Our miraDry trademark portfolio consists of 96 worldwide registered trademarks and 3 pending trademark applications.

Our Breast Products patent portfolio consists of 2 pending U.S. patent application, as well as several in-licensed patent rights. Our miraDry patent portfolio is comprised of 21 granted or allowed U.S. patents, 95 granted or allowed foreign counterpart patents, 6 pending or published U.S. patent applications, and 27 pending or published foreign counterpart patent applications.

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

Employees

As of December 31, 2018, we had 259 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

Since our inception, we have incurred significant net operating losses. As of December 31, 2018, we had an accumulated deficit of $362.1 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the year ended December 31, 2018, our net loss was $82.6 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

We may not successfully integrate newly acquired businesses into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

We have completed a series of business and product acquisitions including our acquisition of miraDry and our product acquisitions, including BIOCORNEUM and our tissue expanders portfolio. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. In addition, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

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

We depend on a positive reaction from our Plastic Surgeons and their patients, and on an adequate supply of our products, to successfully re-establish our market position and achieve profitability.

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

Commercial sales of the miraDry System commenced in the United States in 2012. We expect that the net sales we generate from our miraDry System and bioTips will represent high margin sales (on a gross margin basis) and account for a substantial amount of our net sales for the next several years, with high margin consumables comprising a sizable percentage of our miraDry segment’s net sales. Accordingly, our success depends on the acceptance among physicians and patients of the miraDry procedure as a preferred treatment for being sweat-bothered. Although we have received FDA clearance to market the miraDry procedure for the treatment of primary axillary hyperhidrosis, odor and permanent hair reduction in the United States and are approved or are otherwise free to market the miraDry procedure for the treatment of primary ancillary hyperhidrosis in adults in over 40 international markets, the degree of market acceptance of the miraDry procedure by physicians and patients is unproven. We believe that market acceptance of the miraDry procedure will depend on many factors, including:

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

We cannot guarantee that the miraDry System will achieve broad market acceptance among physicians and patients. We expect to derive a substantial portion of sales from the miraDry Systems and the sale of our consumable bioTip products, which represent higher margin products within our product portfolio. As a result, any failure of this product to achieve meaningful market acceptance will harm our business, sales, profitability and future prospects.

We rely on sole suppliers to manufacture some of our products, including our breast implants and our scar management, tissue expander and bioTips products, and any production problems or inability to meet our demand could adversely affect our business prospects.

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

For example, we have entered into a definitive manufacturing agreement with Vesta and have qualified Vesta as our sole manufacturer for sourcing our breast implants. In January 2018, the FDA granted approval of the site-change PMA supplement for Vesta to manufacture our silicone gel breast implants. In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions. These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018. With these approvals, we have re-launched our breast implant business and intend to continue to scale our supply of implants by increasing the quantity of products manufactured by Vesta. If Vesta is unable to scale its manufacturing operations to meet our requirements in any future period, or if there are any delays or disruptions in manufacturing or delivering the implants, we may not be able to achieve our anticipated sales levels and our net sales and business prospects could suffer significantly. In addition, if Vesta were to terminate or otherwise fail to perform under the definitive manufacturing agreement, or if the FDA were to determine that Vesta does not meet its strict regulatory requirements in the future, we would need to identify and qualify another alternate manufacturer, which would require a significant amount of time and resources and result in a supply interruption.

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

On March 25-26, 2019, the FDA plans to convene a meeting of the General and Plastic Surgery Devices Panel at the FDA’s Headquarters in Silver Spring, Maryland, to discuss a range of topics concerning the benefit-risk profile of breast implants, This two-day public meeting will include presentations, recommendations, and discussion on the following topics: breast implant associated anaplastic large cell lymphoma (BIA-ALCL); systemic symptoms reported in patients receiving breast implants; the use of registries for breast implant surveillance; magnetic resonance imaging (MRI) screening for silent rupture of silicone gel filled breast implants; the use of surgical mesh in breast procedures such as breast reconstruction and mastopexy; the use of real-world data and patient perspectives in regulatory decision making; and best practices for informed consent discussions between patients and clinicians.

We anticipate that data and information about our products, as well as those of other breast implant manufacturers, will be discussed at this panel meeting.

Among the long-term health risks of breast implants which are being studied and followed, health regulators believe there is an association between breast implants and a rare form of lymphoma called anaplastic large-cell lymphoma.

In January 2011, the FDA issued a Safety Communication indicating that there was a possible association between saline and silicone gel breast implants and anaplastic large-cell lymphoma, or BIA-ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product labeling, which is approved by the FDA, has been required to contain a description of BIA-ALCL as a possible outcome. Since its report in January 2011, the FDA has continued to gather information about BIA-ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, ASPS, ASAPS, ISAPS, and other organizations.

As of August 23, 2017, the FDA updated its recommendations on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most up-to-date information.  The FDA has continued to monitor these matters, and on February 6, 2019 issued a “Letter to Health Care Providers” and a public statement detailing updated medical device report (MDR) data involving BIA-ALCL, and stating that the data and published information reviewed to date suggest that patients with breast implants have an an increased risk of BIA-ALCL. The FDA states: “Over time, we have strengthened our understanding of this condition. In 2016, the World Health Organization designated breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.” The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormality.

On March 25-26, 2019, the FDA plans to convene a meeting of the General and Plastic Surgery Devices Panel to discuss a range of topics concerning the benefit-risk profile of breast implants, including BIA-ALCL.

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

In some instances in our advertising and promotion, we may make claims regarding our product as compared to competing products, which may subject us to heightened regulatory scrutiny, enforcement risk, and litigation risks.

The FDA applies a heightened level of scrutiny to comparative claims when applying its statutory standards for advertising and promotion, including with regard to its requirement that promotional labeling be truthful and not misleading. There is potential for differing interpretations of whether certain communications are consistent with a product’s FDA-required labeling, and FDA will evaluate communications on a fact-specific basis.

In addition, making comparative claims may draw concerns from our competitors.  Where a company makes a claim in advertising or promotion that its product is superior to the product of a competitor (or that the competitor’s product is inferior), this creates a risk of a lawsuit by the competitor under federal and state false advertising or unfair and deceptive trade practices law, and possibly also state libel law.  Such a suit may seek injunctive relief against further advertising, a court order directing corrective advertising, and compensatory and punitive damages where permitted by law.

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

There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act), and lawsuits have been brought challenging aspects of the law at various points. There have been repeated attempts by Congress to repeal or replace the Affordable Care Act, or ACA. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal and replace all or part of the ACA. While Congress has previously been successful at passing comprehensive repeal legislation through both Chambers of Congress, it had then been vetoed by former President Obama; however full repeal legislation is unlikely in the current political climate.  Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the ACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year.  Congress may consider other legislation to repeal or replace elements of the ACA on a provision-by-provision basis. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition. More recently, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. This decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the ACA and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business. Financial arrangements and incentives that may impact healthcare decision-making continue to be a subject of attention for Congress and health regulators.  For example, the federal Eliminating Kickbacks in Recovery Act of 2018 (EKRA) notably in some instances (relating to recovery centers, clinical treatment facilities, and clinical laboratories) applies to services payable by commercial insurers and self-pay patients, as opposed to only services for which payment is available from government payors.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability would suffer.

We are subject to the risks arising from adverse changes in general economic and market conditions, or political actions including new or increased trade protection policies such as tariffs, particularly in China, where certain of our miraDry products are manufactured. Certain elective procedures, such as breast augmentation, are typically not covered by insurance. Adverse changes in the economy or a “trade war” may cause consumers to reassess their spending choices and reduce the demand for these surgeries and other procedures and could have an adverse effect on consumer spending. This shift could have an adverse effect on our net sales and profitability. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products.

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

Cyberattacks and other security breaches could compromise our proprietary information which could harm our business and reputation.

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is critical to our operations, business strategy, and reputation. Computer hackers may attempt to penetrate our computer systems or our third party IT service providers' systems and, if successful, misappropriate our proprietary information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we will continue to implement additional protective measures to reduce the risk of and detect cyberattacks, these incidents are becoming more sophisticated and frequent, and the techniques used in such attacks evolve rapidly and are difficult to detect. Despite our cybersecurity measures, our information technology networks and infrastructure may still be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our, or our third party IT service providers' data security and access to, or public disclosure or loss of, confidential business or proprietary intellectual property information could disrupt our operations, damage our reputation, provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

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

As of December 31, 2018, we had approximately 259 full-time employees.  Our management and personnel, and the systems and facilities we currently have in place, may not be adequate to support future growth.  Effectively executing our growth strategy requires that we increase net sales through sales and marketing activities, recruit and retain additional employees and continue to improve our operational, financial and management controls, reporting systems and procedures. If we are not able to effectively expand our organization in these ways, we may not be able to successfully execute our growth strategy, and our business, financial condition and results of operations may suffer.

We are subject to political, economic and regulatory risks associated with doing business outside of the United States.

As a result of our acquisition of miraDry, we face new risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to international operations. We are able to market and sell the miraDry System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America. In addition, we may seek to market and sell the miraDry System in additional countries, as well as seek approval to market and sell our breast products in international markets, in the future. These laws, regulations policies and standards are complex, and there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Compliance with existing laws, regulations, policies and standards, the adoption of new laws, regulations, policies or standards, changes in the interpretation of existing laws, regulations, policies or standards, changes in the regulation of our activities by a government or standards body and/or rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations, policies or standards, including, among others, those affecting manufacturing practices, competitive business practices, the use of our products, protection of intellectual property, trade and trade protection, including tariffs, foreign currency, investments or loans, taxation, export control, privacy and data protection, environmental protection, health and safety, labor and employment, human rights, corporate governance, public disclosure or business conduct could have an adverse effect on our business and results of operations.

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

International trade disputes could result in tariffs and other protectionist measures that could adversely affect the Company’s business. Tariffs could increase the cost of the Company’s products and raw materials that go into making them. These increased costs could adversely impact the gross margin that the Company earns on its products. Tariffs could also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit the Company’s ability to offer its products and services. Political uncertainty surrounding international trade disputes and protectionist measures could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.

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

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.  Our net sales and results of operations will be affected by numerous factors, including:

•	the availability of any alternative manufacturing sources to supply our silicone gel breast implants and certain other products;
•	our ability to integrate and achieve the anticipated benefits of our acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio;
•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of breast implant products, miraDry Systems and bioTips;
•	our ability to establish and maintain an effective and dedicated sales organization;

•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the past regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products and sales channels;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products; and
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

As of December 31, 2018, we had federal net operating loss carryforwards, or NOLs, of approximately $305 million available to reduce future taxable income, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In addition, the deduction for NOLs generated after 2017 is limited to 80% of our taxable income. As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our consolidated balance sheet. Our deferred tax assets for net operating loss carryforwards have been offset by a full valuation allowance in our financial statements.

If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions, such as our acquisition of miraDry, typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then compare the fair value of goodwill with its carrying amount to measure any impairment loss. Adverse changes in our business, including a deviation from our expected growth rate and performance, a significant decline in future operating cash flows, or a significant change in our stock price or market capitalization may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.  For example, if future operating performance of our miraDry segment was to fall below our current expectations, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets.

We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our results of stockholders’ equity and financial results and could cause a decline in our stock price.

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

Our results of operations and financial position could be negatively impacted if there are adverse changes in tax laws and regulations.

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

As a supplier of medical devices, we are and may be subject to warranty or product liability claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards.  The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our Breast Products.  In addition, historically our silicone gel breast implants were sold with a warranty providing for no-charge replacement implants in the event of certain ruptures that occur any time during the life of the patient and this warranty also includes cash payments to offset surgical fees if the rupture occurs within ten years of implantation. In April 2018, we announced our Platinum20 product replacement and limited warranty program, which we believe provides an industry-leading program of no-charge replacement implants for covered rupture events that occur during the lifetime of the patient, and no-charge replacement implants for other covered events that occur within twenty years of the implant procedure, as well as financial assistance for certain qualifying events that occur within twenty years of the implant procedure. If we experience an increase in warranty claims following the launch of our Platinum20 warranty in excess of our expectations, or if our replacement costs associated with warranty claims increase significantly, we will incur liabilities for potential warranty claims that may be greater than we expect. An increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our business, results of operations and financial condition.

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

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance, employment practices, cyber, and workers’ compensation insurance.  If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected.  Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.  If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

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

•

HIPAA, as amended by HITECH, also imposes certain regulatory and contractual requirements on certain types of people and entities subject to the law and their business associates regarding the privacy, security, breach reporting and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, enacted under the PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to make annual reports to the Centers for Medicare & Medicaid Services, or CMS, regarding any “transfers of value” provided to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31st of each calendar year; additionally, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021).

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

We recently settled a securities class action lawsuit and have reached a settlement agreement with the SEC.  If we are subject to additional claims, our insurance may not be sufficient to cover additional expenses incurred.

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

We are not currently directly subject to HIPAA or HITECH because we are neither a Covered Entity nor a Business Associate (as that term is defined by HIPAA).  However, in administering our warranties and complying with FDA-required device tracking, we do regularly receive confidential and personal information from our customers which may be directly subject to HIPAA. We also occasionally encounter hospital customers that require us to sign Business Associate Agreements, or BAAs, although, to date, we have refused, given that we do not believe we are business associates to such Covered Entities under HIPAA or HITECH.  If the law or regulations were to change or if we were to agree to sign a BAA, the costs of complying with the HIPAA standards are burdensome and could have a material adverse effect on our business.  In addition, under such situations there would be significant risks and financial penalties for us if we were then found to have violated the laws and regulations that pertain to Covered Entities and Business Associates.

We are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business.  Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.  If we do not comply with existing or new applicable federal or state laws and regulations related to patient health information, we could be subject to criminal or civil sanctions and private litigation, and any resulting liability could adversely affect our financial condition.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA, which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

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

As of March 4, 2019, our executive officers, directors and principal stockholders beneficially owned approximately 23% of our outstanding voting stock. As a result, these stockholders have the ability to influence us through their ownership position and may be able to determine all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Information regarding our equity securities is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 9.”

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters located in Santa Barbara, California is approximately 20,000 square feet. The term of the lease for our headquarters expires in February 2020. We also lease warehouse spaces located in Santa Barbara, California, which is approximately 10,000 square feet, and a space used for research and development in Carpinteria, California, which is approximately 5,000 square feet. These leases terms expire in January 2022 and December 2021, respectively. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Our miraDry facilities are located in Santa Clara, California, where we lease and occupy approximately 29,000 square feet of office, manufacturing and research and development space. The current term of our Santa Clara lease expires in July 2024.

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 11(b).”

SEC Settlement

In March 2018, we reached an Agreement-in-Principle, or the Agreement-in-Principle, with the Staff of the Division of Enforcement, or the Staff, of the U.S. Securities and Exchange Commission, or the SEC, to settle, without admitting or denying, charges arising out of the SEC’s investigation into alleged false and misleading statements or omissions made in connection with its follow-on public offering, or the Offering, that closed on September 23, 2015. Those charges include alleged violations of Section 10 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 17(a)(1)-(3) of the Securities Act of 1933, as amended.  The Staff previously informed the Company on March 1, 2018 that it was considering bringing charges against the Company related to the Offering.

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

Holders of Record

As of March 4, 2019 there were approximately 14 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of our credit agreements with MidCap Financial Trust.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10‑K.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2018.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K.

We derived the financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 from our financial statements, which are included elsewhere in this Annual Report on Form 10‑K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014, were derived from the audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of operations data
Net sales	$68,126	$36,542	$20,734	$38,106	$44,733
Gross profit	41,304	22,371	13,854	27,452	33,233
Net loss	(82,627)	(64,028)	(40,166)	(41,230)	(5,811)
Net loss per share
Basic and diluted	$(3.25)	$(3.34)	$(2.20)	$(2.61)	$(2.28)
Weighted average shares
Basic and diluted	25,402,241	19,159,057	18,233,177	15,770,972	2,545,371

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Working capital	$71,982	$5,218	$72,484	$118,609	$103,151
Total assets	168,359	92,213	114,283	140,805	139,078
Long-term debt, excluding current position	27,883	—	—	—	21,671
Stockholders' equity	66,878	27,623	83,617	118,871	95,639

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2018, consisted of 103 employees, including 86 sales representatives and 17 sales managers.  Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2018, our international operations were supported by 6 sales representatives, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

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

Our breast implants were approved by the FDA in 2012, based on data we collected from our long‑term clinical trial of our breast implants in 1,788 women across 36 investigational sites in the United States, which included 3,506 implants (approximately 53% of which were smooth and 47% of which were textured). Our clinical trial is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and includes the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial are subject to serial MRI screenings as part of the clinical protocol. The clinical data we collected over a ten‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States. We have also commissioned a number of bench studies run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we worked with Vesta to establish a dedicated manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants and that we had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta.  Vesta began manufacturing our breast products in October 2017 in order to build our inventory pending FDA approval of the PMA supplement. On January 30, 2018, we announced that the FDA granted approval of the PMA supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions.  These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018.  With these latest approvals, we re-launched our breast implant business in April 2018 and intend to continue to scale implant supply.

In addition, we offer BIOCORNEUM, an advanced silicone scar treatment, directly to physicians and the AlloX2, and Dermaspan lines of breast tissue expanders, as well as the Softspan line of general tissue expanders.

We sell our silicone gel breast implants and tissue expanders exclusively to Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings and a twenty year limited warranty that provides patients with cash reimbursement for certain out of pocket costs related to revision surgeries in a covered event; a lifetime no charge implant replacement program for covered ruptures; and the industry’s first policy of no charge replacement implants to patients who experience covered capsular contracture, double capsule and late-forming seroma events within twenty years of the initial implant procedure.

miraDry Segment

In July 2017, we completed our acquisition of miraDry, following which we began selling the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and hair of all colors through the precise and non-surgical delivery of microwave energy to the region where sweat glands reside. The energy generates heat at the dermal-fat interface which results in destruction of the sweat glands. At the same time, a continuous hydro-ceramic cooling system protects the superficial dermis and keeps the heat focused at the dermal-fat interface where the sweat glands reside. Because sweat glands do not regenerate after the procedure, we believe the results are lasting. Microwaves are the ideal technology as the energy can be focused directly at the dermal-fat interface where the glands reside.

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

The miraDry System provides patients with a non-surgical and durable procedure to selectively destroy underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat.  The miraDry System is clinically proven to reduce sweat in one or more procedures of approximately 60-minutes, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical and minimally-invasive procedures. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve the lasting results.

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

Components of Operating Results

Net Sales

We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. Our Breast Products segment net sales include sales of silicone gel breast implants, tissue expanders and BIOCORNEUM. We defer the value of our service warranty revenue and recognize it once all performance obligations have been met. Net sales for our miraDry segment for the years ended December 2018 and 2017 include net sales of the miraDry System and consumable bioTips, as a result of the acquisition of miraDry on July 25, 2017.

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

We provide an assurance and service warranty on our silicone gel breast implants and a standard warranty on our miraDry Systems, handpieces and bioTips. The estimated warranty costs are recorded at the time of sale. Costs related to our service warranty are recorded when expense is incurred related to meeting our performance obligations. In addition, the inventory fair market value associated with purchase accounting adjustments and royalty costs related to both the SSP and miraDry acquisitions were recorded at the time of sale.

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

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the year ended December 31, 2018. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets. However, as a result of the BIOCORNEUM and tissue expander portfolio acquisitions, we have deferred tax liabilities associated with indefinite-lived intangible assets that cannot be considered sources of income to support the realization of the deferred tax assets. The end result is a tax expense which is reduced by the indefinite life benefits of IRC section 163(j), NOL carryovers, and CA R&D Credits that can be used within the applicable limitations.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We generate revenue primarily through the sale and delivery of promised goods or services to customers and recognize revenue when control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, miraDry Systems and bioTips, along with service-type warranties and deliverables under certain marketing programs. Other deliverables are sometimes promised, but are ancillary and insignificant in the context of the contract as a whole. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Customers may enter into a separate extended service agreement to purchase an extended warranty for miraDry products from us whereby the payment is due at the inception of the agreement. Typical payment terms are 30 days for Breast Products and direct sales of consumable miraDry products, and tend to be longer for capital sales of miraDry Systems and sales to miraDry distributors, but do not extend beyond one year. For delivery of promised products, control transfers and revenue is recognized upon shipment, unless the contractual arrangement requires transfer of control when products reach their destination, for which revenue is recognized once the product arrives at its destination. Revenue for extended service agreements are recognized ratably over the term of the agreements.

We announced our Platinum20 Limited Warranty Program, or Platinum20, in April 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. We consider Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale. We consider the service warranty component as an additional performance obligation and defer revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of December 31, 2018, was $0.5 million, of which $0.2 million is considered a short-term obligation and is included in “accrued and other current liabilities” and $0.3 million is considered a long-term obligation and is included in “warranty reserve and other long-term liabilities” on the consolidated balance sheet. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 6 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the year ended December 31, 2018 was immaterial.

We also leverage a distributor network for selling the miraDry System internationally. We recognize revenue when control of the goods or services is transferred to the distributors. Standard terms in these agreements do not allow for trial periods, right of return, refunds, payment contingent on obtaining financing or other terms that could impact the customer’s payment obligation. Contract liabilities are included in “accrued and other current liabilities” in the consolidated balance sheet.

A portion of our revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted, not when the consigned products are delivered to the customer’s location.

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, we allow for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. We have established an allowance for sales returns of $6.0 million and $3.9 million as of December 31,

2018 and December 31, 2017, respectively, recorded as “sales return liability” on the consolidated balance sheet under Topic 606 as of December 31, 2018 and recorded in “accounts receivable, net of allowances,” at December 31, 2017 on the consolidated balance sheet.

Arrangements with Multiple Performance Obligations

We have determined that the delivery of each unit of product in the our revenue contracts with customers is a separate performance obligation. Our revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on observable prices or using an expected cost plus margin approach when an observable price is not available. We invoice customers once products are shipped or delivered to customers depending on the negotiated shipping terms.

We defer the value of the service warranty revenue and recognize it once the performance obligations have been met.

Practical Expedients and Policy Election

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

We have elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $1.3 million, $0.9 million and $0.6 million for the years ended  December 31, 2018, 2017 and 2016, respectively. These costs are viewed as part of our marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the consolidated statement of operations. The associated costs were $0.4 million, and $35,000 for the years ended December 31, 2018 and 2017 from the acquisition date of July 25, 2017, respectively.

Goodwill Impairment Testing

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.  Our annual test for impairment is performed as of October 1 of each fiscal year, pursuant to which we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. After the acquisition of miraDry, management began evaluating the Company as two reporting units: Breast Products and miraDry.

The fair value analysis of goodwill utilizes the income approach and market approach, which requires the use of estimates about a reporting unit’s future revenues and free cash flows, market multiples, enterprise value, control risk premiums, discount rates, terminal value and enterprise value to determine the estimated fair value. Our future revenues and free cash flow assumptions are determined based upon actual results giving effect to management’s expected changes in operating results in future years. Our market multiples, enterprise value, control risk premiums, discount rates and terminal value are based upon market participant assumptions using a defined peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the market changes, discount rates increase significantly or we do not meet our projected performance, we could recognize impairments, and such impairments could be material.

We performed our annual goodwill impairment test on October 1, 2018 for our Breast Products and miraDry reporting units. The miraDry reporting unit had a negative carrying value and $7.6 million of allocated goodwill. We performed a quantitative assessment and determined the fair value was greater than the carrying value. For the Breast Products reporting unit, we performed a qualitative analysis and determined fair value was likely greater than carrying value. For the years ended December 31, 2018, 2017 and 2016 we did not record any goodwill impairment charges.

Warranty Reserve

We offer a product replacement and limited warranty program for the our silicone gel breast implants, and a product warranty for the our miraDry Systems and consumable bioTips, which we consider to be assurance-type warranties. For silicone get breast implant surgeries occurring prior to May 1, 2018, we provide lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. We introduced our Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone get breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.  Under the miraDry warranty, we provide a standard product warranty for the miraDry System and bioTips.

We recorded expense for the accrual of warranties in the amounts of $0.3 million, $0.2 million and $0.1 million, for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we held total warranty liabilities of $1.4 million and $1.6 million, respectively.

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

We recorded total non‑cash stock‑based compensation expense of $13.8 million, $6.8 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had total unrecognized compensation costs of $1.0 million related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.33 years. As of December 31, 2018, we had total unrecognized compensation costs of $19.1 million related to unvested restricted stock units, or RSUs. These costs are expected to be recognized over a weighted average period of 2.10 years.

The following table represents stock-based compensation expense included in operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Operating Expenses
Sales and marketing	$4,878	$1,368	$1,000
Research and development	1,710	645	344
General and administrative	7,236	4,753	1,892
Total	$13,824	$6,766	$3,236

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
	(In thousands)
Statement of operations data
Net sales	$68,126	$36,542
Cost of goods sold	26,822	14,171
Gross profit	41,304	22,371
Operating expenses
Sales and marketing	67,715	33,911
Research and development	10,945	9,813
General and administrative	42,418	31,537
Legal settlement	—	10,000
Total operating expenses	121,078	85,261
Loss from operations	(79,774)	(62,890)
Other income (expense), net
Interest income	532	172
Interest expense	(3,428)	(1,232)
Other income (expense), net	39	(95)
Total other income (expense), net	(2,857)	(1,155)
Loss before income taxes	(82,631)	(64,045)
Income tax benefit	(4)	(17)
Net loss	$(82,627)	$(64,028)

Net Sales

Net sales increased $31.6  million, or 86.4%, to $68.1 million for the year ended December 31, 2018, as compared to $36.5 million for the year ended December 31, 2017. Net sales of our Breast Products segment increased $5.5 million to $37.0 million for the year ended December 31, 2018, as compared to $31.5 million for the year ended December 31, 2017. The increase was driven primarily by an increase in sales of our Allox2 and Dermaspan breast tissue expanders and our breast implants. Net sales of our miraDry segment increased $26.1 million to $31.1 million for the year ended December 31, 2018, as compared to $5.1 for the year ended December 31, 2017, due to a higher volume of miraDry System and bioTip sales and the inclusion of 12 months of activity in 2018 versus approximately five months of activity in 2017.

As of December 31, 2018, our sales organization included 109 employees, including 103 U.S. employees and  6 international employees, as compared to 90 employees as of December 31, 2017. As of December 31, 2018, our international sales organization also included a number of consultants supporting both direct sales efforts and distributor relationships.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $12.7 million, or 89.3%, to $26.8 million for the year ended December 31, 2018, as compared to $14.2 million for the year ended December 31, 2017. The increase was primarily due to an increase in net sales and the acquisition of miraDry on July 25, 2017. Cost of goods sold for our miraDry segment increased $12.9 million to $15.6 million for the year ended December 31, 2018, as compared to $2.7 million for the year ended December 31, 2017, due to an increase in sales and the inclusion of a year of activity in 2018 versus approximately five months of activity in 2017.

The gross margins for the years ended December 31, 2018 and 2017 were 60.6% and 61.2%, respectively. The decrease for the year ended December 31, 2018 was primarily due to the inclusion of miraDry which carries a lower margin.

Sales and Marketing Expenses

Sales and marketing expenses increased $33.8 million, or 99.7%, to $67.7 million for the year ended December 31, 2018, as compared to $33.9 million for the year ended December 31, 2017. The increase is primarily due to the addition of miraDry, higher employee-related costs as a result of increased sales and headcount, and an increase in marketing initiatives. Sales and marketing expense for our miraDry segment increased $27.5 million to $32.9 million for the year ended December 31, 2018, as compared to $5.4 million for the year ended December 31, 2017, due to the inclusion of a year of activity in 2018 versus approximately five months of activity in 2017.

Research and Development Expenses

Research and development expenses increased $1.1 million, or 11.5%, to $10.9 million for the year ended December 31, 2018, as compared to $9.8 million for the year ended December 31, 2017. The increase was primarily due to the addition of miraDry. Research and development expense for our miraDry segment increased $1.1 million to $2.0 million for the year ended December 31, 2018, as compared to $0.9 million for the year ended December 31, 2017, due to the inclusion of a year of activity in 2018 versus approximately five months of activity in 2017.

General and Administrative Expenses

G&A expenses increased $10.9 million, or 34.5%, to $42.4 million for the year ended December 31, 2018, as compared to $31.5 million for the year ended December 31, 2017. The increase was primarily due to the addition of miraDry, an increase in payroll and related expenses, stock-based compensation, consulting expenses, contingent consideration fair value adjustments and bad debt expense, offset by a decrease in legal expenses. G&A expenses for our miraDry segment increased $5.0 million to $7.3 million for the year ended December 31, 2018, as compared to $2.2 million for the year ended December 31, 2017, due to the inclusion of a year of activity in 2018 versus approximately five months of activity in 2017.

Legal Settlement Expenses

We had no legal settlement expenses for the year ended December 31, 2018. The $10.0 million expense for the year ended December 31, 2017 was related to the settlement of the Silimed Litigation in 2017.

Other Income (Expense), net

Other income (expense), net for the year ended December 31, 2018 and 2017 was primarily associated with interest income, interest expense, expenses related to warrants and amortization of debt issuance costs associated with Credit and Loan Agreements.

Income Tax (Benefit) Expense

Income tax benefit for the years ended December 31, 2018 and 2017 was $4,000 and $17,000, respectively. The income tax benefit was due to the tax effect of rate changes under the Tax Cuts and Jobs Act.

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

Net Sales

Net sales increased $15.8 million, or 76.2%, to $36.5 million for the year ended December 31, 2017, as compared to $20.7 million for the year ended December 31, 2016. Net sales of our Breast Products segment increased $10.8 million to $31.5 million for the year ended December 31, 2017, as compared to $20.7 million for the year ended December 31, 2017. The increase was a result of the controlled re-entry to market designed to optimize our supply of breast implant inventory after the voluntary hold on the sale and implanting of all Sientra devices manufactured by Silimed between October 9, 2015 and March 1, 2016. Net sales of our Breast Products segment for the year ended December 31, 2017 also included sales of the tissue expander portfolio we acquired from SSP as of November 2016 and the integration of our scar management products after our acquisition of BIOCORNEUM in March 2016. The acquisition of miraDry contributed $5.1 million of net sales since the acquisition on July 25, 2017.

As of December 31, 2017, our sales organization included 90 employees, including 83 U.S. employees and 7 international employees, as compared to 43 employees as of December 31, 2016. The increase is primarily attributed to the acquisition of miraDry.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $7.3 million, or 106.0%, to $14.2 million for the year ended December 31, 2017, as compared to $6.9 million for the year ended December 31, 2016. This increase was due to an increase in sales volume of the Breast Products segment and a $2.3 million reserve of excess and obsolete inventory in 2017, mainly related to breast products that were not expected to be sold prior to expiration in 2018. In addition, the acquisition of miraDry increased cost of goods by $2.7 million since the acquisition on July 25, 2017.

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

Income Tax (Benefit) Expense

Income tax benefit was $17,000 for the year ended December 31, 2017, as compared to expense of $0.1 million for the year ended December 31, 2016. Income tax expense is primarily associated with a deferred tax liability associated with indefinite lived intangibles from acquisitions that cannot offset the deferred tax asset. The income tax benefit for 2017 is due to measuring the December 31, 2017 deferred tax liability using the future decreased federal corporate income tax rate under the Tax Cuts and Jobs Act.

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

See Note 5 to the consolidated financial statements for a full description of our long-term debt and revolving line of credit.

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of December 31, 2018, we have not sold any common stock pursuant to the sales agreement.

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

As of December 31, 2018, we had $86.9 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and the tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(56,190)	$(45,916)	$(34,430)
Investing activities	(855)	(20,319)	(12,835)
Financing activities	117,356	25,611	1,676
Net change in cash and cash equivalents	$60,311	$(40,624)	$(45,589)

Cash used in operating activities

Net cash used in operating activities was $56.2 million, $45.9 million and $34.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. The $10.3 million increase in cash used in operating activities between the years ended December 31, 2018 and 2017 was primarily associated with an $18.6 million increase in net loss, an increase in accounts receivable due to the timing of sales and collections, an increase in inventory following the FDA’s approval of our manufacturing site-change supplement and three PMA submissions in January and April 2018 in connection with the Vesta facility as compared to the year ended December 31, 2017, partially offset by an increase in accounts payable and accrued and other liabilities due to the timing of payments, and an increase in stock based compensation as compared to the year ended December 31, 2017. The $11.5 million increase in cash used in operating activities between the years ended December 31, 2017 and 2016 was primarily associated with a $23.8 million increase in net loss, offset by the timing of the receipt of the $9.4 million Class Action Shareholder Litigation insurance receivable.

Cash used in investing activities

Net cash used in investing activities was $0.9 million, $20.3 million and $12.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in cash used in investing activities between the year ended December 31, 2018 and 2017 was due to a decrease in business acquisitions. The increase in cash used in investing activities of $7.5 million between the years ended December 31, 2017 and 2016 was primarily due to $18.4 million for the acquisition of miraDry in July 2017.

Cash provided by financing activities

Net cash provided by financing activities was $117.4 million, $25.6 million and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in cash provided by financing activities of $91.8 million between the years ended December 31, 2018, and 2017 was primarily the result of proceeds from the public follow-on offering and proceeds from borrowings under the Credit Agreements for the year ended December 31, 2018. The increase in cash provided by financing activities of $23.9 million between the years ended December 31, 2017 and 2016 was primarily the result of borrowing under the Term Loan.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2018, we had $86.9 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act means control and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or the COSO 2013 Framework. Based on this assessment, management concluded that as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 12, 2019, the Company entered into an amendment (the “Nugent Amendment”) to the Employment Agreement, dated November 12, 2015 (as amended, the “Nugent Employment Agreement”), with Jeffrey M. Nugent, the Company’s Chief Executive Officer.  The Nugent Amendment provides that the Company shall provide Mr. Nugent with a one-time payment of $300,000, payable on or before December 31, 2019, for Mr. Nugent’s relocation to Santa Barbara county (the “Relocation Payment”). If Mr. Nugent resigns without good reason or is terminated for cause (each as defined in the Nugent Employment Agreement) within twelve months of March 12, 2019, Mr. Nugent shall repay the Relocation Payment.

On March 12, 2019, the Company entered into an amendment (the “Sullivan Amendment”) to the Second Amended and Restated Strategic Advisory Consulting Agreement (the “Sullivan Agreement”) with Keith J. Sullivan, a member of the Company’s Board of Directors. The Sullivan Amendment extends the term of the Sullivan Agreement to December 31, 2019. In addition, the Sullivan Agreement provides that Mr. Sullivan will receive a grant of 40,000 restricted stock units vesting in equal quarterly installments beginning on the first business day following the quarter ending March 31, 2019. In addition, Mr. Sullivan will receive an additional grant of 20,000 performance-based restricted stock units, the vesting of which is contingent upon the achievement of certain revenue targets for miraDry as set forth by the Board of Directors or the Compensation Committee.

On March 12, 2019, the Company entered into a Strategic Advisory Consulting Agreement (the “Schaison Agreement”) with Philippe A. Schaison, a member of the Company’s Board of Directors.  The Schaison Agreement provides that Mr. Schaison will provide strategic advisory services to the Company (the “Services”) for a term ending December 31, 2019 (the “Term”) which may be extended by mutual written consent. As compensation for the Services, Mr. Schaison will receive total compensation of no more than $115,000 for the Term, payable in monthly installments of $11,500.

As previously disclosed, on February 4, 2019 (the “Separation Date”), Patrick F. Williams, the Company’s former Senior Vice President and General Manager of miraDry, ceased to be employed by the Company, following which he will continue to provide consulting services. On March 12, 2019, the Company entered into a Confidential Settlement, Release and Consulting Agreement with Mr. Williams (the “Williams Agreement”). Pursuant to the Williams Agreement, in exchange for a general release of all claims, the Company will (1) pay Mr. Williams, in accordance with the Company’s regular payroll cycle, an amount equal to twelve months of his base salary in effect on the Separation Date, or $374,500, (2) make a lump sum payment of $231,253.75, equal to Mr. Williams’ bonus for 2018 and 2019 prorated through the Separation Date and (3) reimburse Mr. Williams for COBRA premiums until the earlier of (1) twelve months following the Separation Date (2) the date Mr. Williams is eligible for group health insurance coverage through a new employer or (3) the date Mr. Williams ceases to be eligible for COBRA continuation coverage for any reason. In addition, the Williams Agreement provides that Mr. Williams will continue to provide consulting services (the “Services”) for twelve months following the Separation Date. As consideration for the Services, the Company will continue the vesting of Mr. Williams’ outstanding stock options and restricted stock units and accelerated the vesting of the 15,000 restricted stock units subject to performance-based criteria at the end of the consulting period.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15.  Exhibits, Financial Statements and Schedule

(a)(1)	Financial Statements.

The response to this portion of Item 15 is 15 is appended to this report beginning on page F‑1 below.

(a)(2)	Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3)	Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

2.1	Agreement and Plan of Merger, dated as of June 11, 2017, by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	001-36709	2.1	June 12, 2017

2.2	Amendment No.1 to Agreement and Plan of Merger, dated as of June 25, 2017 by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	001-36709	2.1	June 26, 2017

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-198837	3.2	October 20, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-198837	3.4	October 20, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-198837	4.1	October 20, 2014

4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	333-198837	4.11	October 20, 2014

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
4.3	Amended and Restated Investor Rights Agreement, dated March 28, 2012, by and among Sientra, Inc., and the investors and stockholders party thereto.	S-1	333-198837	4.2	September, 19 2014

4.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.3	September, 19 2014

4.5	Warrant to Purchase Stock issued to Oxford Finance LLC, dated January 17, 2013.	S-1	333-198837	4.4	September, 19 2014

4.6	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.5	September, 19 2014

4.7	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	333-198837	4.6	September, 19 2014

4.8	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.7	September, 19 2014

4.9	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	333-198837	4.8	September, 19 2014
10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	333-198837	10.1	September, 19 2014

10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-198837	10.2	September, 19 2014

10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-198837	10.3	October 20, 2014

10.4#	2014 Non-Employee Director Compensation Policy.	S-1	333-198837	10.4	September, 19 2014

10.5#	2014 Employee Stock Purchase Plan.	S-1/A	333-198837	10.5	October 20, 2014

10.6	Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	333-198837	10.6	September, 19 2014

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith

10.7#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated September 22, 2016.	10-Q	001-36709	10.1	November 9, 2016

10.8#	Employment Agreement by and between Sientra, Inc. and Patrick F. Williams, dated October 26, 2016.	10-Q	001-36709	10.3	November 9, 2016

10.9#	Employment Agreement by and between Sientra, Inc. and Jeffrey Nugent, dated November 12, 2015.	10-Q	001-36709	10.3	November 16, 2015

10.10#	Amendment to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated February 7, 2017.	10-K	001-36709	10.16	March 14, 2017

10.11#	Amendment No. 2 to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated March 10, 2017.	10-K	001-36709	10.17	March 14, 2017

10.12#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	001-36709	10.20	March 10, 2016
10.13+	Manufacturing Agreement by and between the Registrant and Vesta Intermediate Funding, Inc., a Lubrizol LifeSciences Company, dated March 10, 2017.	10-Q	001-36709	10.1	May 9, 2017
10.14	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 13, 2017.	10-Q	001-36709	10.2	May 9, 2017
10.15#	Amendment to Employment Agreement by and between the Registrant and Jeffrey M. Nugent, dated May 8, 2017.	10-Q	001-36709	10.3	May 9, 2017

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
10.16	Credit and Security Agreement (Revolving Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.	10-Q	001-36709	10.1	August 9, 2017
10.17	Credit and Security Agreement (Term Loan) by and between the Registrant and the other borrowers thereto and Midcap Financial Trust and the additional lenders thereto, dated July 25, 2017.	10-Q	001-36709	10.2	August 9, 2017
10.18#	Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated August 4, 2017.	10-Q	001-36709	10.3	August 9, 2017
10.19	Assignment and License Agreement, dated December 31, 2008, by and between Miramar Labs, Inc. and The Foundry, Inc.	S-1	333-214121	10.8	October 14, 2016
10.20	Assignment and License Clarification Letter, dated June 10, 2010, by and between Miramar Labs, Inc. and The Foundry, LLC.	S-1	333-214121	10.9	October 14, 2016
10.21	Asset Purchase Agreement, dated January 18, 2008, by and between Miramar Labs, Inc. and Jan Wallace.	S-1	333-214121	10.10	October 14, 2016
10.22	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	333-214121	10.15	October 14, 2016
10.23+	Supply Agreement dated, November 13, 2014, by and between Miramar Labs, Inc. and Broadband Wireless, LLC.	S-1	333-214121	10.23	October 14, 2016
10.24+	Contract Manufacturing Service Agreement dated, November 6, 2012, by and between Miramar Labs, Inc. and Healthcare Technology International Limited.	S-1	333-214121	10.24	October 14, 2016

		Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
10.25	At-The-Market Equity Offering Sales Agreement, dated February 20, 2018, by and between Sientra, Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36709	10.1	February 20, 2018
10.26#	Strategic Advisory Consulting Agreement, dated March 9, 2018, by and between Sientra, Inc., and Philippe A. Schaison.	10-K	001-36709	10.31	March 13, 2018

10.27#	Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018.	10-K	001-36709	10.32	March 13, 2018

10.28#	Second Amendment to Employment Agreement by and between Registrant and Jeffrey M. Nugent, dated March 13, 2018.	10-K	001-36709	10.33	March 13, 2018

10.29#	Amendment No. 1 to Credit and Security Agreement (Term Loan), dated April 18, 2018, by and among Sientra, Inc., miraDry Holdings, Inc., miraDry, Inc., MidCap Financial Trust and certain other financial institutions as lenders.	8-K	001-36709	10.1	April 20, 2018

10.30#	Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Paul Little.	10-Q	001-36709	10.3	August 7, 2018

10.31#	First Amendment to Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Patrick F. Williams.	10-Q	001-36709	10.4	August 7, 2018

10.32#	First Amendment to Second Amended and Restated Consulting Agreement, effective August 6, 2018, by and between Sientra, Inc. and Keith J. Sullivan.	10-Q	001-36709	10.5	August 7, 2018

Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
10.33	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21c of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order dated September 19, 2018.	8-K	001-36709	10.1	September 20, 2018

10.34	First Amendment to the Lease, effective October 9, 2018, by and between miraDry, Inc. and IPX Walsh Bowers Investors, L.P.	10-Q	001-36709	10.5	November 6, 2018

10.35#	Third Amendment to Employment Agreement, dated March 12, 2019, by and between Sientra, Inc. and Jeffrey M. Nugent.					X

10.36#	Second Amendment to Second Amended and Restated Consulting Agreement, effective March 12, 2019, by and between Sientra, Inc. and Keith J. Sullivan.					X

10.37#	Strategic Advisory Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc., and Philippe A. Schaison.					X

10.38#	Confidential Settlement, Release and Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc. and Patrick F. Williams.					X

21.1	List of significant subsidiaries of the registrant.					X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).					X

Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	No.	Exhibit	Filing	Herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.					X

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sientra, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sientra, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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
Los Angeles, California
March 14, 2019

Sientra, Inc.

Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$86,899	$26,588
Accounts receivable, net of allowances of $2,428 and $4,816 at December 31, 2018 and December 31, 2017, respectively	22,527	6,569
Inventories, net	24,085	20,896
Prepaid expenses and other current assets	2,612	1,512
Total current assets	136,123	55,565
Property and equipment, net	2,536	4,763
Goodwill	12,507	12,507
Other intangible assets, net	16,495	18,803
Other assets	698	575
Total assets	$168,359	$92,213
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,866	$24,639
Accounts payable	13,184	5,811
Accrued and other current liabilities	27,697	13,474
Legal settlement payable	410	1,000
Customer deposits	9,936	5,423
Sales return liability	6,048	—
Total current liabilities	64,141	50,347
Long-term debt	27,883	—
Deferred and contingent consideration	6,481	12,597
Warranty reserve and other long-term liabilities	2,976	1,646
Total liabilities	101,481	64,590
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 28,701,494 and 19,474,702 and outstanding 28,628,767 and 19,401,975 shares at December 31, 2018 and December 31, 2017 respectively	286	194
Additional paid-in capital	428,949	307,159
Treasury stock, at cost (72,727 shares at December 31, 2018 and December 31, 2017)	(260)	(260)
Accumulated deficit	(362,097)	(279,470)
Total stockholders’ equity	66,878	27,623
Total liabilities and stockholders’ equity	$168,359	$92,213

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$68,126	$36,542	$20,734
Cost of goods sold	26,822	14,171	6,880
Gross profit	41,304	22,371	13,854
Operating expenses:
Sales and marketing	67,715	33,911	20,607
Research and development	10,945	9,813	9,704
General and administrative	42,418	31,537	21,959
Legal settlement	—	10,000	1,618
Total operating expenses	121,078	85,261	53,888
Loss from operations	(79,774)	(62,890)	(40,034)
Other income (expense), net:
Interest income	532	172	63
Interest expense	(3,428)	(1,232)	(98)
Other income (expense), net	39	(95)	(36)
Total other income (expense), net	(2,857)	(1,155)	(71)
Loss before income taxes	(82,631)	(64,045)	(40,105)
Income tax (benefit) expense	(4)	(17)	61
Net loss	$(82,627)	$(64,028)	$(40,166)
Basic and diluted net loss per share attributable to common stockholders	$(3.25)	$(3.34)	$(2.20)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	25,402,241	19,159,057	18,233,177

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share and share amounts)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2015	—	$—	18,066,143	$180	72,727	$(260)	$294,227	$(175,276)	$118,871
Employee stock-based compensation expense	—	—	—	—	—	—	3,236	—	3,236
Stock option exercises	—	—	478,099	5	—	—	918	—	923
Employee stock purchase program (ESPP)	—	—	122,667	1	—	—	752	—	753
Vested restricted stock			4,500	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(40,166)	(40,166)
Balances at December 31, 2016	—	$—	18,671,409	$186	72,727	$(260)	$299,133	$(215,442)	$83,617
Employee stock-based compensation expense	—	—	—	—	—	—	6,766	—	6,766
Stock option exercises	—	—	480,236	5	—	—	1,341	—	1,346
Employee stock purchase program (ESPP)	—	—	108,081	1	—	—	646	—	647
Vested restricted stock	—	—	293,910	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(78,934)	(1)	—	—	(724)	—	(725)
Net loss	—	—	—	—	—	—	—	(64,028)	(64,028)
Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623
Proceeds from follow-on offering, net of costs	—	—	8,518,519	85	—	—	107,466	—	107,551
Employee stock-based compensation expense	—	—	—	—	—	—	13,824	—	13,824
Stock option exercises	—	—	147,463	1	—	—	1,148	—	1,149
Employee stock purchase program (ESPP)	—	—	145,616	2	—	—	991	—	993
Vested restricted stock	—	—	523,257	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(108,063)	(1)	—	—	(1,634)	—	(1,635)
Net loss	—	—	—	—	—	—	—	(82,627)	(82,627)
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(82,627)	$(64,028)	$(40,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,321	3,034	1,177
Provision for doubtful accounts	2,043	493	437
Provision for warranties	325	294	71
Provision for inventory	955	3,125	1,323
Amortization of acquired inventory step-up	106	999	61
Change in fair value of warrants	(81)	95	39
Change in fair value of deferred consideration	24	(110)	37
Change in fair value of contingent consideration	2,528	1,135	—
Change in deferred revenue	627	—	—
Non-cash portion of debt extinguishment loss	—	17	—
Amortization of debt discount and issuance costs	174	140	—
Non-cash interest expense	—	1	3
Stock-based compensation expense	13,824	6,766	3,236
Loss on disposal of property and equipment	74	25	124
Deferred income taxes	(8)	(21)	61
Payments of contingent consideration liability in excess of acquisition-date fair value	(320)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,094)	(1,890)	927
Inventories	(4,250)	527	2,390
Prepaid expenses, other current assets and other assets	(1,302)	712	(529)
Insurance recovery receivable	39	9,336	(9,375)
Accounts payable	8,502	1,290	(564)
Accrued and other liabilities	7,885	3,218	(1,422)
Legal settlement payable	(590)	(9,900)	10,900
Customer deposits	4,513	(1,136)	(3,160)
Sales return liability	2,142	—	—
Net cash used in operating activities	(56,190)	(45,878)	(34,430)
Cash flows from investing activities:
Purchase of property and equipment	(855)	(1,864)	(1,126)
Business acquisitions, net of cash and restricted cash acquired	—	(18,150)	(11,709)
Net cash used in investing activities	(855)	(20,014)	(12,835)
Cash flows from financing activities:
Net proceeds from issuance of common stock	107,551	—	—
Proceeds from exercise of stock options	1,149	1,346	923
Proceeds from issuance of common stock under ESPP	993	647	753
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,635)	(725)	—
Gross borrowings under the Term Loan	10,000	25,000	—
Gross borrowings under the Revolving Loan	12,109	5,000	—
Repayment of the Revolving Loan	(12,109)	(5,000)	—
Payments of contingent consideration up to acquisition-date fair value	(680)	—	—
Deferred financing costs	(22)	(657)	—
Net cash provided by financing activities	117,356	25,611	1,676
Net increase (decrease) in cash, cash equivalents and restricted cash	60,311	(40,281)	(45,589)
Cash, cash equivalents and restricted cash at:
Beginning of period	26,931	67,212	112,801
End of period	$87,242	$26,931	$67,212

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalants	$86,899	$26,588	$67,212
Restricted cash included in other assets	343	343	—
Total cash, cash equivalents and restricted cash	$87,242	$26,931	$67,212

Supplemental disclosure of cash flow information:
Interest paid	$3,120	$870	$96
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	679	1,088	939
Acquisition of business, deferred and contingent consideration obligations at fair value	—	10,912	1,600
Non-cash deferred consideration settlement	1,000	—	—
Non-cash settlement of assets held for sale in accounts payable	2,674	—	—
Forgiveness of SVB Loan commitment fee	—	750	—
Deferred financing costs in accrued liabilities	—	6	—

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

(b)	Acquisition of miraDry

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

(c)	Regulatory Review of Vesta Manufacturing

The Company has engaged Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, for the manufacture and supply of the Company’s breast implants. On March 14, 2017, the Company announced it had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacture of the Company’s PMA-approved breast implants at the Vesta manufacturing facility. On January 30, 2018, the Company announced the FDA has granted approval of the site-change supplement for the Company’s contract manufacturer, Vesta, to manufacture its silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, the Company also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA submissions.  In addition to approving the manufacturing site-change PMA supplement, the FDA approved the Company’s three (3) process enhancement submissions on January 10, 2018, January 19, 2018 and April 17, 2018.

(d)	Follow-on Offering

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2018, the Company had cash and cash equivalents of $86.9 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. During the years ended December 31, 2018, 2017 and 2016 the Company incurred net losses of $82.6 million, $64.0 million and $40.2 million, respectively. The Company used $56.2 million of cash in operations for the year ended December 31, 2018, $45.9 million for the year ended December 31, 2017 and $34.4 million for the year ended December 31, 2016. At December 31, 2018 and 2017 the Company had an accumulated deficit of $362.1 million and $279.5 million, respectively. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of its common stock having an aggregate gross offering price of up to $50.0 million. As of December 31, 2018, the Company has not sold any common stock pursuant to the sales agreement. Further, on May 7, 2018, the Company completed a public offering of its common stock, raising approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred and contingent consideration are discussed in Note 2. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. At December 31, 2018, the carrying value of the long-term debt was not materially different from the fair value.

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

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM, the contingent consideration for future milestone payments for the acquisition of the tissue expander portfolio from SSP and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	113	113
Liability for contingent consideration	—	—	13,847	13,847
	$—	—	13,960	13,960

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	194	194
Liability for contingent consideration	—	—	12,319	12,319
	$—	—	12,513	12,513

The liability for common stock warrants and the current portion of contingent consideration is included in “accrued and other current liabilities” and the long-term liabilities for the contingent consideration are included in “deferred and contingent consideration” in the consolidated balance sheet. The following table provides a rollforward of the aggregate fair values of the Company’s common stock warrants and contingent consideration for which fair value is determined by Level 3 inputs (in thousands):

Warrant Liability
Balance, December 31, 2017	$194
Change in fair value of warrant liability	(81)
Balance, December 31, 2018	$113
Contingent Consideration Liability
Balance, December 31, 2017	$12,319
Payments of contingent consideration	(1,000)
Change in fair value of contingent consideration	2,528
Balance, December 31, 2018	$13,847

In connection with the acquisition of miraDry on July 25, 2017, contingent consideration of up to an aggregate of $14.0 million may be payable upon achieving certain future sales milestones and had a fair value of $12.7 million and $10.4 million at December 31, 2018 and 2017, respectively.

In connection with the acquisition of the tissue expander portfolio from Specialty Surgical Products, Inc., or SSP, on November 2, 2016, contingent consideration of up to an aggregate of $2.0 million is payable upon achieving certain future sales milestones and had a fair value of $1.0 million and $1.8 million at December 31, 2018 and 2017, respectively. For the period ended December 31, 2018, the Company achieved one of two milestones and made a payment of $1.0 million to SSP.

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the consolidated statement of operations and changes in contingent consideration are recognized in “general and administrative” expense in the consolidated statement of operations.

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

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. After the acquisition of miraDry, management began evaluating the Company as two reporting units, Breast Products and miraDry. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount from the qualitative assessment, the Company performs a quantitative analysis to compare the fair value of the reporting unit to its carrying amount. The Company recognizes impairment charges for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company’s fair value analysis of goodwill utilizes the income approach and market approach, which requires the use of estimates about a reporting unit’s future revenues and free cash flows, market multiples, enterprise value, control risk premiums, discount rates, terminal value and enterprise value to determine the estimated fair value. The Company’s future revenues and free cash flow assumptions are determined based upon actual results giving effect to management’s expected changes in operating results in future years. The market multiples, enterprise value, control risk premiums, discount rates and terminal value are based upon market participant assumptions using a defined peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the market changes, discount rates increase significantly or the Company does not meet its projected performance, the Company could recognize impairments, and such impairments could be material.

The Company performed its annual goodwill impairment test on October 1, 2018 for the Breast Products and miraDry reporting units. The miraDry reporting unit had a negative carrying value and $7.6 million of allocated goodwill. The Company performed a quantitative assessment and determined the fair value was greater than the carrying value. For the Breast Products reporting unit, the Company performed a qualitative analysis and determined fair value was more likely than not greater than carrying value. For the years ended December 31, 2018, 2017 and 2016 the Company did not record any goodwill impairment charges.

The Company tests indefinite-lived intangible assets for impairment on at least an annual basis and whenever circumstances suggest the assets may be impaired. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. If indicators of impairment are present, the Company evaluates the carrying value of the intangible assets in relation to estimates of future undiscounted cash flows. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life. For the years ended December 31, 2018, 2017 and 2016 the Company did not record any indefinite-lived intangible assets impairment charges.

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

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments of long‑lived assets recorded during the years ended December 31, 2018, 2017 and 2016. The Company may record impairment losses in future periods if factors influencing its estimates change.

(j)	Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in the financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings.

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

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers and recognizes revenue when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, miraDry Systems and bioTips, along with service-type warranties and deliverables under certain marketing programs. Other deliverables are sometimes promised, but are ancillary and insignificant in the context of the contract as a whole. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Customers may enter into a separate extended service agreement to purchase an extended warranty for miraDry products from the Company whereby the payment is due at the inception of the agreement. Typical payment terms are 30 days for Breast Products and direct sales of consumable miraDry products, and tend to be longer for capital sales of miraDry Systems and sales to miraDry distributors, but do not extend beyond one year. For delivery of promised products, control transfers and revenue is recognized upon shipment, unless the contractual arrangement requires transfer of control when products reach their destination, for which revenue is recognized once the product arrives at its destination. Revenue for extended service agreements are recognized ratably over the term of the agreements.

The Company introduced its Platinum20 Limited Warranty Program, or Platinum20, in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 2(s)). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of December 31, 2018 was $0.4 million, of which $0.2 million is considered a short-term obligation and is included in “accrued and other current liabilities” and $0.3 million is considered a long-term obligation and is included in “warranty reserve and other long-term liabilities” on the consolidated balance sheet. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 6 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the year ended December 31, 2018 was immaterial.

The Company also leverages a distributor network for selling the miraDry System internationally. The Company recognizes revenue when control of the goods or services is transferred to the distributors. Standard terms in these agreements do not allow for trial periods, right of return, refunds, payment contingent on obtaining financing or other terms that could impact the customer’s payment obligation. Contract liabilities are included in “accrued and other current liabilities” in the consolidated balance sheet.

A portion of the Company’s revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted, not when the consigned products are delivered to the customer’s location.

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $6.0 million and $3.9 million as of December 31, 2018 and December 31, 2017, respectively, recorded as “sales return liability” on the consolidated balance sheet under Topic 606 as of December 31, 2018 and recorded in “accounts receivable, net of allowances,” at December 31, 2017 on the consolidated balance sheet, as indicated below in “Recently Adopted Accounting Standards.”

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

The Company defers the value of the service warranty revenue and recognizes it once the performance obligation has been met.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. These costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the consolidated statement of operations. The associated costs were $0.4 million and $35,000 for the years ended December 31, 2018, and 2017 from the acquisition date July 25, 2017, respectively.

(m)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect from some of its customers. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit‑worthiness, past transaction history with the customer, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required. The Company has established an allowance for doubtful accounts of $2.4 million and $0.9 million as of December 31, 2018 and 2017, respectively.

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

At December 31, 2018 and 2017, approximately $1.4 million and $1.6 million, respectively, of the Company’s Breast Products segment inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

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

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense (or benefit) and a corresponding deferred tax liability. Tax benefit for the year ended December 31, 2018 and 2017 was $4,000 and $17,000, respectively. Tax expense for the year ended December 31, 2016 was $0.1 million.

The Company accounts for uncertain tax position in accordance with Account Standards Codification, or ASC, 740‑10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available.

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

Expenses related to advertising are charged to sales and marketing expense as incurred. Advertising costs were $1.3 million, $1.8 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(r)	Stock‑Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair‑value based method, for costs related to all employee share‑based payments, including stock options, restricted stock units, and the employee stock purchase plan. In the absence fo an observable market price for an award, ASC 718 requires companies to estimate the fair value of share‑based payment awards on the date of grant using an option‑pricing model. We estimate the fair value of our stock‑based awards to employees and directors using the Black‑Scholes option pricing model. The grant date fair value of a stock‑based award is recognized as an expense over the requisite service period of the award on a straight‑line basis. In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

•	Expected term—The expected term represents the period that our stock‑based awards are expected to be outstanding.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2018	2017			2016
Expected term (in years)	—	4.47	to	6.07	5.47	to	6.07
Expected volatility	—	45%	to	56%	51%	to	53%
Risk-free interest rate	—	1.24%	to	2.45%	1.42%	to	1.54%
Dividend yield	—	—			—

The following table presents the weighted-average assumptions used to estimate the fair value of the stock purchase rights granted under the employee stock purchase plan:

	Year Ended December 31,
ESPP	2018			2017			2016
Expected term (in years)	0.50	to	2.00	0.50	to	2.10	0.50	to	2.10
Expected volatility	36%	to	42%	46%	to	55%	42%	to	58%
Risk-free interest rate	1.27%	to	3.03%	0.08%	to	1.30%	0.08%	to	0.85%
Dividend yield	—			—			—

(s)	Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants, and a product warranty for the Company’s miraDry Systems and consumable bioTips. For silicone gel breast implant surgeries occurring prior to May 1, 2018, the Company provides lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone gel breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 2(l) above. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.  Under the miraDry warranty, the Company provides a standard product warranty for the miraDry System and bioTips, which the Company considers an assurance-type warranty.

The following table provides a rollforward of the accrued warranties (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance as of January 1	$1,642	$1,378
Acquired warranty liability	—	137
Warranty costs incurred during the period	(572)	(167)
Changes in accrual related to warranties issued during the period	891	301
Changes in accrual related to pre-existing warranties	(566)	(7)
Balance as of December 31	$1,395	$1,642

(t)	Net Loss Per Share

	December 31,
	2018	2017	2016
Net loss (in thousands)	$(82,627)	$(64,028)	$(40,166)
Weighted average common shares outstanding, basic and diluted	25,402,241	19,159,057	18,233,177
Net loss per share attributable to common stockholders	$(3.25)	$(3.34)	$(2.20)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2018, 2017 and 2016 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2018	2017	2016
Stock options to purchase common stock	1,625,778	1,867,627	2,057,296
Warrants for the purchase of common stock	47,710	47,710	47,710
	1,673,488	1,915,337	2,105,006

(u)	Recent Accounting Pronouncements

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

In accordance with Topic 606 disclosure requirements, the impact of adoption on the Company’s consolidated balance sheet was as follows (in thousands):

	As Reported	Total	Adjusted
	December 31, 2017	Adjustment	January 1, 2018
Balance Sheet
Assets
Accounts receivable, net of allowances	$6,569	3,906	10,475
Liabilities
Sales return liability	$—	3,906	3,906

	As Reported	Total	Amounts Under
	December 31, 2018	Adjustment	Previous Standards
Balance Sheet
Assets
Accounts receivable, net of allowances	$22,527	(6,048)	16,479
Liabilities
Sales return liability	$6,048	(6,048)	—

Additionally, in accordance with Topic 606, the balance of breast product inventory estimated to be returned as of December 31, 2018 is included in the components of the Company’s inventory as “finished goods – right of return” in Note 4. Prior to the adoption of Topic 606, the inventory impact of estimated returns for breast products was included in the “finished goods” inventory balance and was not separately disclosed.

The adoption of Topic 606 did not have a material impact on the Company’s consolidated statement of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which clarifies the presentation requirements of restricted cash within the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU requires a retrospective approach to adoption. The Company adopted the ASU in 2018 and the cash and cash equivalents at the beginning-of-period and end-of-period total amounts in our condensed consolidated statements of cash flows have been adjusted to include $0.3 million of restricted cash for the years ending December 31, 2018 and 2017.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. The Company will adopt this ASU on January 1, 2019 electing the optional transition method and the Company does not expect to record a cumulative effect adjustment to the opening accumulated deficit balance. The Company will also elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment on whether a contract is or contains a lease, and the initial direct costs for any leases that exist prior to adoption of the new standard. The Company is currently evaluating the impact that adoption of the standard will have on the consolidated financial statements, but believes the primary effect of adopting will be to record right-of-use assets and obligations for our leases currently classified as operating leases. See Note 11 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2018.

In February 2018, the FASB issued ASU 2018-02, Income Taxes (Topic 740), which allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. Tax Cuts and Jobs Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company does not expect to elect to reclassify the income tax effects under ASU 2018-05, as it does not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies, removes, and adds certain disclosure requirements on fair value measurements. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on the consolidated financial statements.

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

The Company funded the cash consideration, including the debt payoff amount with cash on hand. The cash consideration included the payoff of miraDry’s existing term loan, or the Note Purchase Agreement dated January 27, 2017 and bridge loan, or the January 2017 Bridge Loan, including interest. The deferred consideration relates to cash held back to be used for either potential litigation-related expenses or for payments to certain former investors of miraDry, as defined in the Note Purchase Agreement dated January 27, 2017, one year following the Acquisition Date. Upon reaching one year, the deferred consideration has been classified as $0.4 million of legal settlement payable in the consolidated balance sheet and $0.6 million has offset legal fees paid that the Company had previously included in “prepaid expenses and other current assets” on the consolidated balance sheet. Contingent consideration of future cash payments of a maximum of $14.0 million represents the contractual right of certain former miraDry shareholders to receive one or more contingent payments upon achievement of certain future sales milestones and includes certain amounts due to investors related to the remaining balances on the January 2017 Bridge Note and accrued royalty obligations, with certain amounts held back for potential litigation-related expenses. The fair value of the contingent consideration at the acquisition date was determined using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 2. The contingent consideration component is subject to the recognition of subsequent changes in fair value through general and administrative expense in the consolidated statement of operations.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations as if miraDry had been acquired as of the beginning of fiscal year 2017. The pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2017 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in thousands, except per share amount):

December 31,
2017
Pro Forma
Net sales	$46,747
Net loss	(74,110)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(3.96)

(b)	Acquisition of BIOCORNEUM

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

The consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 include the results of operations of BIOCORNEUM from the date of acquisition.

(c)Acquisition of Tissue Expander Portfolio from Specialty Surgical Products, Inc.

On November 2, 2016, the Company entered into an asset purchase agreement with Specialty Surgical Products, Inc., or SSP, to acquire certain assets, consisting of the Dermaspan, Softspan, and AlloX2 tissue expanders, from SSP. The acquisition adds a complete portfolio of premium, differentiated tissue expanders and aligns with the Company’s business development plans for growth in the breast reconstruction market. In connection with the acquisition, the Company recorded $0.1 million of professional fees for the year ended December 31, 2016, which is included in general and administrative expense. The aggregate acquisition date fair value of the consideration transferred was approximately $6.0 million.

The consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 include the results of operations of the Dermaspan, Softspan, and AlloX2 tissue expanders from the date of acquisition.

(4) Balance Sheet Components

Inventories, net consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$2,147	$1,642
Work in progress	2,110	3,956
Finished goods	18,335	15,298
Finished goods - right of return	1,493	—
	$24,085	$20,896

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Leasehold improvements	$402	$402
Manufacturing equipment and toolings	1,928	4,260
Computer equipment	682	387
Software	1,039	797
Office equipment	156	142
Furniture and fixtures	826	816
	5,033	6,804
Less accumulated depreciation	(2,497)	(2,041)
	$2,536	$4,763

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.1 million, $0.9 million and $0.4 million, respectively.

Under the terms of the manufacturing agreement with Vesta, upon the commencement of Contract Year One (as defined in the agreement) which occurred following FDA-approval of all submissions related to the site-change PMA supplement for the Vesta manufacturing facility, Vesta was obligated to purchase the manufacturing equipment and tooling that Sientra had originally purchased for the manufacture of Sientra’s breast implant inventory at Vesta’s manufacturing facility. Vesta repurchased the equipment with a net book value of $2.7 million in the third quarter of 2018 through a reduction in the Company’s accounts payable balance owed to Vesta.

Accrued and other current liabilities consist of the following:

	December 31,	December 31,
	2018	2017
Payroll and related expenses	$6,466	$3,579
Accrued commissions	5,321	3,297
Accrued equipment	18	1,091
Deferred and contingent consideration, current portion	7,645	977
Audit, consulting and legal fees	703	920
Accrued sales and marketing expenses	1,374	794
Other	6,170	2,816
	$27,697	$13,474

(5) Long-Term Debt and Revolving Loan

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

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, which as of December 31, 2018 was 2.35%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. Subject to an election to delay principal payments, the Company made monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, to be followed by monthly installments of principal and interest through the Maturity Date. Under the terms of the Term Loan Credit Agreement, the Company had the option to extend the interest only period an additional six months to June 30, 2019 as long as the Company remains in compliance with the Term Loan Agreement. The Company has elected to extend the interest only period through June 30, 2019. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays MidCap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of December 31, 2018, there was $35.0 million outstanding related to the Term Loans. As of  December 31, 2018, the unamortized debt issuance costs on the Term Loans were approximately $0.1 million current portion and approximately $0.1 million long-term portion and are included as a reduction to debt on the consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by Midcap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. The Company classifies the amounts borrowed under the Revolving Loan as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time. As of December 31, 2018, there were no borrowings outstanding related to the Revolving Loan. As of December 31, 2018, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in prepaid expenses and other current assets on the consolidated balance sheet.

The amortization of debt issuance costs for the years ended December 31, 2018 and 2017 was $0.2 million and  $0.1 million, respectively, and was included in interest expense in the consolidated statements of operations.

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

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loans as of December 31, 2018 was as follows (in thousands):

Fiscal Year
2019	$7,000
2020	14,000
2021	14,000
2022	—
2023	—
Thereafter	—
Total	$35,000

(6) Goodwill and Other Intangible Assets, net

(a)	Goodwill

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2016
Goodwill	$19,156	$—	$19,156
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$—	$4,878

Goodwill acquired	—	7,629	7,629

Balances as of December 31, 2017
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

Balances as of December 31, 2018
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

The Company conducted the annual goodwill impairment test in the fourth quarter of 2018 and 2017 and determined goodwill had not been impaired for the years ended December 31, 2018 and 2017.

(b)	Other Intangible Assets

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

	Average
	Amortization	December 31, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(3,486)	$7,754
Trade names - finite life	14	5,800	(541)	5,259
Developed technology	15	3,000	(338)	2,662
Distributor relationships	9	500	(130)	370
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(6,958)	$16,045

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2017
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(1,859)	$9,381
Trade names - finite life	14	5,800	(216)	5,584
Developed technology	15	3,000	(95)	2,905
Distributor relationships	9	500	(40)	460
Non-compete agreement	2	80	(57)	23
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(4,650)	$18,353

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the year ended December 31, 2018, 2017 and 2016 was $2.3 million, $2.2 million and $0.8 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2018 (in thousands):

Amortization
Period	Expense
2019	$2,321
2020	2,209
2021	1,996
2022	1,762
Thereafter	7,757
$16,045

(7) Income Taxes

The provision for income tax consists of the following:

	Year Ended December 31,
Deferred tax	2018	2017	2016
Federal	$2	$(38)	$55
State	(10)	17	6
Foreign	4	4	—
Total income tax (benefit) expense	$(4)	$(17)	$61

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 21% in 2018 and 34% in 2017 and 2016 to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	$(17,353)	$(21,776)	$(13,636)
State, net of federal benefit	(5,999)	(2,637)	(1,321)
Permanent items	338	1,327	1,420
State rate change	60	(56)	87
Change in federal statutory rate	—	34,555	—
Change in valuation allowance	23,053	(11,274)	13,502
Other	(103)	(156)	9
	$(4)	$(17)	$61

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$80,382	$61,171
Research and development credits	3,494	3,049
Accruals and reserves	8,896	4,993
Intangibles	4,599	5,605
	97,371	74,818
Less valuation allowance	(93,904)	(71,075)
Total deferred tax assets	$3,467	$3,743

Depreciation	$(15)	(18)
Intangibles - deferred tax liability	(3,484)	(3,765)
Total deferred tax liabilities	(3,499)	(3,783)
Net deferred taxes	$(32)	$(40)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on all the relevant factors, a valuation allowance of $93.9 million has been established against deferred tax assets as of December 31, 2018 as management determined that it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Net deferred tax liabilities are recorded in warranties and other long-term liabilities in the consolidated balance sheet.

As of December 31, 2018, the Company had net operating loss carryforwards of approximately $305.0 million and $184.5 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforward begins expiring in 2027, and the state net operating loss carryforwards began expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change ”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.

At December 31, 2018 the Company had research and development credit carryforwards of approximately $1.9 million and $2.6 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2027 and the state credits carryforward indefinitely.

At December 31, 2018, the Company had unrecognized tax benefits of approximately $1.1 million associated with the research and development credits. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2016	$732
Additions based on acquisitions during the current year	186
Additions based on tax positions taken in the current year	48
Ending balance at December 31, 2017	966
Additions based on tax positions taken in the current year	110
Ending balance at December 31, 2018	$1,076

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other (income) expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2018.

The Company files U.S. federal, state, and international income tax returns in jurisdictions with varying statute of limitations.  In general, the Company’s federal tax returns for 2015 to 2017 and state tax returns for 2014 to 2017 remain open for examination by the federal and state tax authorities, including net operating loss carryforwards to those years.

(8)   Employee Benefit Plans

In September 2016, the Company adopted a Section 401(k) Retirement Savings Plan for the benefit of eligible employees. All employees become eligible to participate in the plan the first of the month following their hire date and may contribute their pretax or after–tax salary, up to the Internal Revenue Service annual contribution limit. The Company makes contributions to the 401(k) plan under a safe harbor provision, whereby the Company contributes 3% of each participating employee’s annual compensation. The Company contributions vest immediately. The Company contributed and included in operating expense $0.7 million, $0.6 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016 respectively.

(9) Stockholders’ Equity

(a)	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2018, the Company had no preferred stock issued or outstanding.

(b)	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loan amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of December 31, 2018, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

As of December 31, 2018, pursuant to the 2007 Plan, there were 411,466 options outstanding and no shares of common stock available for future grants.

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

As of December 31, 2018, pursuant to the 2014 Plan, there were 3,565,521 shares of common stock reserved and 22,118 shares of common stock available for future grants.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company. As of December 31, 2018, inducement grants for 938,650 shares of common stock have been awarded, and 60,472 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2016	2,786,977	$7.27	6.28
Granted	180,000	9.12
Exercised	(480,236)	2.80
Forfeited	(306,954)	13.01
Balances at December 31, 2017	2,179,787	7.60	7.27
Exercised	(147,463)	7.79
Forfeited	(78,990)	11.68
Balances at December 31, 2018	1,953,334	$7.42	6.30
Vested and expected to vest at December 31, 2018	1,953,334	7.42
Vested and exercisable at December 31, 2018	1,590,410	$7.67	6.10

There were no stock options granted during the year ended December 31, 2018. The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2017 and 2016 was $4.54 and $3.97 per share, respectively. Stock-based compensation expense for stock options for the years ended December 31, 2018, 2017 and 2016 was $1.6 million, $2.2 million and $1.7 million, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. As of December 31, 2018 there was $1.0 million of total unrecognized compensation cost related to stock options granted under the plans. The costs are expected to be recognized over a weighted average period of 1.33 years. The expense is recorded within the operating expense components in the consolidated statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $2.0 million, $3.1 million, and $3.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The expected term of employee stock options, risk‑free interest rate and volatility represents the weighted average, based on grant date period, which the stock options are expected to remain outstanding. The Company utilized the simplified method to estimate the expected term of the options pursuant to ASC Subtopic 718‑10 for all option grants to employees. The expected volatility is based upon historical volatilities of an index of a peer group because it is not practicable to make a reasonable estimate of the Company’s volatility. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. The Company records forfeitures when they occur.

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

The Company has issued restricted stock unit awards, or RSUs, to employees and non-employees under the 2014 Plan and Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. The RSUs issued to non-employees are generally for consulting services and generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2016	430,733	$7.99
Granted	832,145	9.19
Vested	(293,910)	7.75
Forfeited	(40,416)	8.47
Balances at December 31, 2017	928,552	$9.12
Granted	1,932,840	14.38
Vested	(523,257)	10.40
Forfeited	(196,785)	12.26
Balances at December 31, 2018	2,141,350	$13.27

The weighted average grant date fair value of RSUs granted to employees and directors during the years ended December 31, 2018, 2017 and 2016 was $14.38, $9.19, and $8.21 per share, respectively. Stock-based compensation expense for RSUs for the years ended December 31, 2018, 2017 and 2016 was $11.7 million, $4.1 million and $1.2 million, respectively. As of December 31, 2018, there was $19.1 million total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.10 years.

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

As of December 31, 2018, the number of shares of common stock reserved for issuance under the ESPP was 964,569. During the year ended December 31, 2018, employees purchased 145,616 shares under the ESPP at a weighted average exercise price of $6.82 per share. During the year ended December 31, 2017, employees purchased 108,081 shares under the ESPP at a weighted average exercise price of $5.98 per share. As of December 31, 2018, the number of shares of common stock available for future issuance under the ESPP was 543,955. Stock-based compensation related to the ESPP for the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.4 million, and $0.3 million, respectively.

(10) Segment Reporting and Geographic Information

(a)	Reportable Segments

The Company has two reportable segments: Breast Products and miraDry. The Breast Products segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips. These segments align with the Company’s principal target markets. On July 25, 2017, the Company acquired miraDry. See Note 3(a) – Acquisitions for additional details. miraDry has been included in the consolidated results of operations as of the Acquisition Date and financial performance of the acquired business is reported in the miraDry segment.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	December 31,
	2018	2017	2016
Net sales
Breast Products	$37,016	$31,485	$20,734
miraDry	31,110	5,057	—
Total net sales	$68,126	$36,542	$20,734

	December 31,
	2018	2017	2016
Loss from operations
Breast Products	$(53,047)	$(56,657)	$(40,034)
miraDry	(26,727)	(6,233)	—
Total loss from operations	$(79,774)	$(62,890)	$(40,034)

	December 31,	December 31,
	2018	2017
Assets
Breast Products	$130,149	$59,365
miraDry	38,210	32,848
Total assets	$168,359	$92,213
(b)	Geographic Information

Net sales are attributed to geographic areas based on where the Company’s products are shipped. The following table presents the net sales by geographical region for the periods presented (in thousands):

	December 31,
	2018	2017	2016
United States	$49,975	$33,473	$20,734
International	18,151	3,069	—
Total net sales	$68,126	$36,542	$20,734

(11) Commitments and Contingencies

(a)	Operating Lease Commitment

In August 2013, the Company entered into a warehouse lease in Santa Barbara, California, commencing on September 1, 2013. This operating lease is used for additional general office, warehouse, and research and development. This lease has been renewed until January 2022.

In March 2014, the Company entered into a 68-month lease agreement in Santa Barbara, California. The operating lease is for general office use only and commenced on July 1, 2014. The terms of the lease provide for rental payments on a graduated scale.

In July 2018, the Company entered into a 42-month lease agreement in Carpinteria, California. The operating lease is used for research and development.

In December 2013, the Company entered into a 62-month non-cancelable operating lease for its office building space in Santa Clara, California, commencing on March 1, 2014. In connection with the lease, the Company entered into a letter of credit, which is secured by a restricted cash balance of $0.3 million, included in other assets on the consolidated balance sheets. This lease was amended in October 2018, for an additional 62-month non-cancellable period starting in May 2019.

The Company recognizes rent expense on a straight-line basis over the lease term in operating expenses within the consolidated statement of operations. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.1 million and $0.5 million, respectively.

As of December 31, 2018, future minimum lease payments under all non‑cancelable operating leases are as follows (in thousands):

Year Ended December 31:
2019	$1,325
2020	1,134
2021	1,060
2022	947
2023 and thereafter	1,557
$6,023
(b)	Unconditional purchase obligations

The Company has minimum purchase obligations under certain contracts with its manufacturers. As of December 31, 2018, minimum purchase obligations under all manufacturing contracts was approximately $6.0 million for the years ending December 31, 2019, 2020 and 2021, and approximately $2.0 million for the year ending December 31, 2022 and thereafter.

(c)	Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Class Action Shareholder Litigation

In September 2016, the Company signed a memorandum of understanding, approved by the state court in May 2017, settling claims against the Company and certain of its officers and directors, and the underwriters associated with the Company’s follow-on public offering that closed on September 23, 2015 as defendants for allegedly false and misleading statements in the Company’s offering documents associated with the follow-on offering concerning its business, operations, and prospects.

As a result of these developments, the Company determined a probable loss had been incurred and recognized a net charge to earnings of approximately $1.6 million within general and administrative expense within the consolidated statement of operations which was comprised of the loss contingency of approximately $10.9 million, net of expected insurance proceeds of approximately $9.4 million. In the first quarter of 2017, the Company received $9.3 million in insurance proceeds and paid the $10.9 million loss contingency. The remaining insurance proceeds receivable is classified as prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Silimed Litigation

On July 27, 2017, the Company entered into a settlement agreement, or the Settlement Agreement, with Silimed pursuant to which, in exchange for a mutual release of claims and covenants not to sue or pursue certain litigation, Sientra paid Silimed a lump sum of $9.0 million in September 2017 and paid an additional $1.0 million in June 2018. In addition, should the Company enter into international markets using certain breast implant specifications, the Company has agreed to make royalty payments of $12.50 on each of its net sales of such products, up to a maximum royalty of $5.0 million. As a result of the settlement, the Company recorded $10.0 million for the year ended December 31, 2017 in legal settlement expense.

miraDry Class Action Litigation

On August 3, 2017, a lawsuit styled as a verified class action on the part of the former stockholders of miraDry was filed in the Court of Chancery for the State of Delaware against the former board of directors of miraDry, or the Defendants, alleging breach of their fiduciary duties in connection with the Company’s acquisition of miraDry.  On August 30, 2017, the Defendants moved to dismiss the verified class action complaint for failure to state a claim upon which relief can be granted.  On November 11, 2017 the parties notified the Court that they had reached an agreement to settle the matter pending completion of confirmatory discovery regarding the fairness of the settlement and obtaining approval from the court.  Following a hearing, the Delaware Chancery Court approved the proposed settlement terms on January 15, 2019, with a modification to the amount of attorneys’ fees awarded to the plaintiffs’ attorneys.  Under the terms of the settlement, in exchange for a full and final settlement and release of all claims, the Defendants (and/or their indemnitors and/or insurers) paid a settlement consideration of $0.4 million.   The miraDry Merger Agreement contained a holdback amount expected to be used for the settlement and associated costs of the miraDry Class Action litigation. The holdback amount has been used to offset $0.6 million of legal fees and $0.4 million is included in “legal settlement payable” on the consolidated balance sheet as of December 31, 2018.

(12) Summary of Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly statements of operations data and our key metrics for each of the eight quarters ended December 31, 2018. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
2018	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$14,676	$17,554	$16,875	$19,021
Gross profit	8,579	10,894	10,477	11,354
Net loss	(19,423)	(18,028)	(20,545)	(24,631)
Net loss per share:
Basic and diluted	$(0.99)	$(0.73)	$(0.72)	$(0.86)

	Quarter Ended
2017	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$7,489	$8,169	$9,819	$11,065
Gross profit	5,167	5,548	6,335	5,321
Net loss	(11,422)	(20,391)	(14,381)	(17,834)
Net loss per share:
Basic and diluted	$(0.61)	$(1.07)	$(0.74)	$(0.92)

Sientra, Inc.

Schedule II — Valuation and Qualifying Accounts

December 31, 2018, 2017 and 2016

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions(1)	period
Year Ended December 31, 2016
Allowance for sales returns	$660	$33,797	$(30,549)	$3,908
Year Ended December 31, 2017
Allowance for sales returns	$3,908	$48,098	$(48,100)	$3,906
Year Ended December 31, 2018
Sales return liability	$3,906	$70,608	$(68,466)	$6,048

(1)	Amounts represent actual sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2019	SIENTRA, INC.

	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Nugent and Paul Little, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Nugent Jeffrey Nugent	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2019

/s/ Paul Little Paul Little	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2019

/s/ Nicholas Simon Nicholas Simon	Lead Independent Director	March 14, 2019

/s/ Mary M. Fisher Mary M. Fisher	Director	March 14, 2019

/s/ Timothy Haines Timothy Haines	Director	March 14, 2019

/s/ Kevin O’Boyle Kevin O’Boyle	Director	March 14, 2019

/s/ Philippe A. Schaison Philippe A. Schaison	Director	March 14, 2019

/s/ Keith Sullivan	Director	March 14, 2019
Keith Sullivan