Form 10-Q
period 2019-03-31
Sientra, Inc.
filed 2019-05-08
CIK 1551693

18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36709

SIENTRA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5551000 (I.R.S. Employer Identification No.)

420 South Fairview Avenue, Suite 200 Santa Barbara, California (Address of Principal Executive Offices)	93117 (Zip Code)

(805) 562-3500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SIEN	The Nasdaq Stock Market LLC

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

As of May 1, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 29,215,704.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$61,955	$86,899
Accounts receivable, net of allowances of $2,684 and $2,428 at March 31, 2019 and December 31, 2018, respectively	24,767	22,527
Inventories, net	27,242	24,085
Prepaid expenses and other current assets	3,411	2,612
Total current assets	117,375	136,123
Property and equipment, net	3,146	2,536
Goodwill	12,507	12,507
Other intangible assets, net	15,915	16,495
Other assets	22,682	698
Total assets	$171,625	$168,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$12,998	$6,866
Accounts payable	15,109	13,184
Accrued and other current liabilities	30,416	27,697
Legal settlement payable	—	410
Customer deposits	10,892	9,936
Sales return liability	8,016	6,048
Total current liabilities	77,431	64,141
Long-term debt	24,416	27,883
Deferred and contingent consideration	6,531	6,481
Warranty reserve and other long-term liabilities	21,017	2,976
Total liabilities	129,395	101,481
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 29,274,377 and 28,701,494 and outstanding 29,201,650 and 28,628,767 shares at March 31, 2019 and December 31, 2018 respectively	292	286
Additional paid-in capital	430,779	428,949
Treasury stock, at cost (72,727 shares at March 31, 2019 and December 31, 2018)	(260)	(260)
Accumulated deficit	(388,581)	(362,097)
Total stockholders’ equity	42,230	66,878
Total liabilities and stockholders’ equity	$171,625	$168,359

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$17,552	$14,676
Cost of goods sold	6,474	6,097
Gross profit	11,078	8,579
Operating expenses:
Sales and marketing	20,401	15,256
Research and development	3,054	2,751
General and administrative	13,474	9,499
Total operating expenses	36,929	27,506
Loss from operations	(25,851)	(18,927)
Other income (expense), net:
Interest income	304	40
Interest expense	(952)	(655)
Other income (expense), net	15	119
Total other income (expense), net	(633)	(496)
Loss before income taxes	(26,484)	(19,423)
Income tax (benefit) expense	—	—
Net loss	$(26,484)	$(19,423)
Basic and diluted net loss per share attributable to common stockholders	$(0.91)	$(0.99)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	29,099,382	19,613,417

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623
Stock-based compensation	—	—	—	—	—	—	2,548	—	2,548
Employee stock purchase program (ESPP)	—	—	62,491	1	—	—	390	—	391
Vested restricted stock	—	—	271,936	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(92,760)	(1)	—	—	(1,295)	—	(1,296)
Net loss	—	—	—	—	—	—	—	(19,423)	(19,423)
Balances at March 31, 2018	—	$—	19,716,369	$197	72,727	$(260)	$308,799	$(298,893)	$9,843

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Stock-based compensation	—	—	—	—	—	—	3,772	—	3,772
Stock option exercises	—	—	45,453	—	—	—	106	—	106
Employee stock purchase program (ESPP)	—	—	68,899	1	—	—	682	—	683
Vested restricted stock	—	—	671,245	7	—	—	(7)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(212,714)	(2)	—	—	(2,723)	—	(2,725)
Net loss	—	—	—	—	—	—	—	(26,484)	(26,484)
Balances at March 31, 2019	—	$—	29,274,377	$292	72,727	$(260)	$430,779	$(388,581)	$42,230

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,484)	$(19,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	831	880
Provision for doubtful accounts	342	233
Provision for warranties	273	183
Provision for inventory	289	199
Amortization of acquired inventory step-up	—	59
Change in fair value of warrants	(87)	(121)
Change in fair value of contingent consideration	185	621
Change in deferred revenue	384	(99)
Amortization of debt discount and issuance costs	56	51
Stock-based compensation expense	3,700	2,548
Payments of contingent consideration liability in excess of acquisition-date fair value	(630)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,583)	(5,735)
Inventories	(3,373)	(1,191)
Prepaid expenses, other current assets and other assets	396	(1,009)
Insurance recovery receivable	—	(10)
Accounts payable	1,853	4,684
Accrued and other liabilities	(2,312)	948
Legal settlement payable	(410)	—
Customer deposits	956	8
Sales return liability	1,968	4,400
Net cash used in operating activities	(24,646)	(12,774)
Cash flows from investing activities:
Purchase of property and equipment	(610)	(142)
Net cash used in investing activities	(610)	(142)
Cash flows from financing activities:
Proceeds from exercise of stock options	106	—
Proceeds from issuance of common stock under ESPP	683	391
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(2,725)	(1,296)
Gross borrowings under the Revolving Loan	4,183	9,033
Repayment of the Revolving Loan	(1,565)	(5,735)
Payments of contingent consideration up to acquisition-date fair value	(370)	—
Deferred financing costs	—	(6)
Net cash provided by financing activities	312	2,387
Net decrease in cash, cash equivalents and restricted cash	(24,944)	(10,529)
Cash, cash equivalents and restricted cash at:
Beginning of period	87,242	26,931
End of period	$62,298	$16,402

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$61,955	$16,059
Restricted cash included in other assets	343	343
Total cash, cash equivalents and restricted cash	$62,298	$16,402

Supplemental disclosure of cash flow information:
Interest paid	$903	$586
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$273	$1,530

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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019, or the Annual Report. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of March 31, 2019, the Company had cash and cash equivalents of $62.0 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50.0 million. As of March 31, 2019, the Company has not sold any common stock pursuant to the sales agreement. Further, on May 7, 2018, the Company completed a public offering of its common stock, raising approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

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

There have been no other changes to the accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies described in the “Notes to Financial Statements” in the Annual Report other than the adoption of Topic 842, as discussed in “Recent Accounting Pronouncements” and Note 9.

e.	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption was permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allowed an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. The Company adopted Topic 842 on January 1, 2019 electing the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward the historical lease classification, the assessment on whether a contract is or contains a lease, and the initial direct costs for any leases that exist prior to adoption of the new standard. The Company has not restated prior periods under the optional transition method. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $22.7 million, lease liabilities of approximately $22.9 million and no cumulative-effect adjustment on retained earnings on its Condensed Consolidated Balance Sheets. Refer to Note 9 - Leases for further details.

In February 2018, the FASB issued ASU 2018-02, Income Taxes (Topic 740), which allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. Tax Cuts and Jobs Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company adopted ASC 2018-02 and elected to not reclassify the income tax effects under ASU 2018-02, as it does not have a material impact on the condensed consolidated financial statements.

f.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.	Revenue

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

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $8.0 million and $6.0 million as of March 31, 2019 and December 31, 2018 respectively, recorded as “sales return liability” on the condensed consolidated balance sheets.

The following table provides a rollforward of the sales return liability (in thousands):

Sales return liability
Balance as of December 31, 2018	$6,048
Addition to reserve for sales activity	22,617
Actual returns	(21,040)
Change in estimate of sales returns	391
Balance as of March 31, 2019	$8,016

For Breast Products, a portion of the Company’s revenue is generated from the sale of consigned inventory of breast implants maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted, not when the consigned products are delivered to the customer’s location.

For miraDry, in addition to domestic and international direct sales, the Company leverages a distributor network for selling the miraDry System internationally. The Company recognizes revenue when control of the goods or services is transferred to the distributors. Standard terms in both direct sales agreements (domestic and international), and international distributor agreements do not allow for trial periods, right of return, refunds, payment contingent on obtaining financing or other terms that could impact the customer’s payment obligation.

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

The Company introduced its Platinum20 Limited Warranty Program, or Platinum20, in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 6). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of March 31, 2019 and December 31, 2018 was $0.6 million and $0.4 million respectively. The short-term obligation related to the service warranty as of both March 31, 2019 and December 31, 2018 was $0.2 million and is included in “accrued and other current liabilities” on the condensed consolidated balance sheets. The long-term obligation related to the service warranty as of both March 31, 2019 and December 31, 2018 was $0.3 million, and is included in “warranty reserve and other long-term liabilities” on the condensed consolidated balance sheets. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 6 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the three months ended March 31, 2019 was immaterial.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018 respectively. These costs are viewed as part of the Company’s sales and marketing programs and are recorded as a component of sales and marketing expense in the condensed consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the condensed consolidated statement of operations. The associated costs were $0.1 million for both the three months ended March 31, 2019 and 2018.

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability and contingent consideration are discussed in Note 5. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of March 31, 2019, the carrying value of the long-term debt was not materially different from the fair value.

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

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. Significant assumptions used in the measurement include future net sales for a defined term and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	26	26
Liability for contingent consideration	—	—	13,032	13,032
	$—	—	13,058	13,058

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	113	113
Liability for contingent consideration	—	—	13,847	13,847
	$—	—	13,960	13,960

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

Warrant Liability
Balance, December 31, 2018	$113
Change in fair value of warrant liability	(87)
Balance, March 31, 2019	$26
Contingent Consideration Liability
Balance, December 31, 2018	$13,847
Payments of contingent consideration	(1,000)
Change in fair value of contingent consideration	185
Balance, March 31, 2019	$13,032

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the condensed consolidated statement of operations and changes in contingent consideration are recognized in “general and administrative” expense in the condensed consolidated statement of operations.

6.	Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants, and a product warranty for the Company’s miraDry Systems and consumable bioTips. For silicone gel breast implant surgeries occurring prior to May 1, 2018, the Company provides lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone gel breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 3 above. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.  Under the miraDry warranty, the Company provides a standard product warranty for the miraDry System and bioTips, which the Company considers an assurance-type warranty.

The following table provides a rollforward of the accrued warranties (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance as of January 1	$1,395	$1,642
Warranty costs incurred during the period	(139)	(104)
Changes in accrual related to warranties issued during the period	244	50
Changes in accrual related to pre-existing warranties	29	133
Balance as of March 31	$1,529	$1,721

7.	Net Loss Per Share

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

	Three Months Ended March 31,
	2019	2018
Net loss (in thousands)	$(26,484)	$(19,423)
Weighted average common shares outstanding, basic and diluted	29,099,382	19,613,417
Net loss per share attributable to common stockholders	$(0.91)	$(0.99)

The Company excluded the following potentially dilutive securities, outstanding as of March 31, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2019 and 2018 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	March 31,
	2019	2018
Stock options to purchase common stock	1,469,792	1,600,826
Warrants for the purchase of common stock	47,710	47,710
	1,517,502	1,648,536

8.	Balance Sheet Components
a.	Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts of $2.7 million and $2.4 million as of March 31, 2019 and December 31, 2018, respectively, recorded net against accounts receivable in the balance sheet.

b.	Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$2,680	$2,147
Work in progress	2,690	2,110
Finished goods	19,850	18,335
Finished goods - right of return	2,022	1,493
	$27,242	$24,085

c.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Leasehold improvements	$402	$402
Manufacturing equipment and toolings	2,463	1,928
Computer equipment	748	682
Software	1,213	1,039
Office equipment	117	156
Furniture and fixtures	934	826
	5,877	5,033
Less accumulated depreciation	(2,731)	(2,497)
	$3,146	$2,536

Depreciation expense for both the three months ended March 31, 2019 and 2018 was $0.3 million.

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

d.	Goodwill and Other Intangible Assets, net

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the three months ended March 31, 2019 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2018
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

Balances as of March 31, 2019
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

As of March 31, 2019 and December 31, 2018 the miraDry reporting unit had a negative carrying value.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 31, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(3,878)	$7,362
Trade names - finite life	14	5,800	(638)	5,162
Developed technology	15	3,000	(407)	2,593
Distributor relationships	9	500	(152)	348
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(7,538)	$15,465

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(3,486)	$7,754
Trade names - finite life	14	5,800	(541)	5,259
Developed technology	15	3,000	(338)	2,662
Distributor relationships	9	500	(130)	370
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(6,958)	$16,045

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for both the three months ended March 31, 2019 and 2018 was $0.6 million. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of March 31, 2019 (in thousands):

Amortization
Period	Expense
Remainder of 2019	$1,741
2020	2,209
2021	1,996
2022	1,762
2023	1,545
Thereafter	6,212
$15,465

e.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and related expenses	$4,561	$6,466
Accrued commissions	4,175	5,321
Accrued equipment	427	18
Deferred and contingent consideration, current portion	6,780	7,645
Audit, consulting and legal fees	2,267	703
Accrued sales and marketing expenses	2,157	1,374
Operating lease liabilities	4,707	—
Finance lease liabilities	42	—
Other	5,300	6,170
	$30,416	$27,697

9.	Leases

The Company leases certain office space, warehouses, distribution facilities and office equipment. The Company also has embedded leases of manufacturing facilities and equipment associated with the Company’s manufacturing contracts. The Company determines if an arrangement contains a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset.

Operating and finance lease right-of-use, or ROU, assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The Company determines its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases. The Company’s lease agreements generally do not contain material residual value guarantees or material restrictive covenants.

The Company’s leases of office space, warehouses and distribution facilities are treated as operating leases and often contain lease and non-lease components. The Company has elected to account for these lease and non-lease components separately. Non-lease components for these assets are primarily comprised of common-area maintenance, utilities, and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company, and are recognized in operating expenses in the period in which the obligation for those payments was incurred. Lease cost for these operating leases is recognized on a straight-line basis over the lease term in operating expenses.

The Company’s embedded leases of manufacturing facilities and equipment are treated as operating leases and often contain lease and non-lease components. The Company has elected to account for these lease and non-lease components as a single lease component. There may be variability in future lease payments as the amount of the non-lease components is based on the costs of manufacturing and is dependent on the amount and types of units produced. The Company reduces the operating lease liability when the inventory is purchased.

The Company’s leases of office equipment are accounted for as finance leases as they meet one or more of the five finance lease classification criteria. Lease cost for these finance leases is comprised of amortization of the ROU asset and interest expense which are recognized in operating expenses and other income (expense), net.

Components of lease expense were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2019
Operating lease cost	Operating expenses	$380
Operating lease cost	Inventory	1,248
Total operating lease cost		$1,628
Finance lease cost
Amortization of right-of-use assets	Operating expenses	9
Interest on lease liabilities	Other income (expense), net	1
Total finance lease cost		$10
Variable lease cost	Inventory	2,373
Total lease cost		$4,011

Short-term lease expense for the three months ended March 31, 2019 was not material.

Supplemental cash flow information related to operating and finance leases for the three months ended March 31, 2019 was as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,462
Operating cash outflows from finance leases	9
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$23,046
Finance leases	119

Supplemental balance sheet information, as of March 31, 2019, related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

March 31,
2019
Reported as:
Other assets
Operating lease right-of-use assets	$21,885
Finance lease right-of-use assets	111
Total right-of use assets	$21,996
Accrued and other current liabilities
Operating lease liabilties	$4,707
Finance lease liabilities	42
Warranty reserve and other long-term liabilities
Operating lease liabilties	17,548
Finance lease liabilities	66
Total lease liabilities	$22,363
Weighted average remaining lease term (years)
Operating leases	4
Finance leases	3
Weighted average discount rate
Operating leases	8.19%
Finance leases	4.28%

As of March 31, 2019, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2019	$4,795	$35	$4,830
2020	6,245	43	6,288
2021	6,242	36	6,278
2022	5,976	—	5,976
2023	2,654	—	2,654
2024 and thereafter	499	—	499
Total lease payments	$26,411	$114	$26,525
Less imputed interest	4,156	6	4,162
Total operating lease liabilities	$22,255	$108	$22,363

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2018 was as follows (in thousands):

Year Ended December 31:
2020	$1,325
2021	1,134
2022	1,060
2023	947
2024 and thereafter	1,557
$6,023

The table above does not include the minimum purchase obligations of approximately $21.6 million over the five years following December 31, 2018 under the Company’s contracts with its manufacturers which upon adoption of ASU 2016-02 on January 1, 2019 were accounted for as operating lease ROU assets and lease liabilities.

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

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, which as of March 31, 2019 was 2.49%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. Subject to an election to delay principal payments, the Company made monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, to be followed by monthly installments of principal and interest through the Maturity Date. Under the terms of the Term Loan Credit Agreement, the Company had the option to extend the interest only period an additional six months to June 30, 2019 as long as the Company remains in compliance with the Term Loan Agreement. The Company has elected to extend the interest only period through June 30, 2019. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays MidCap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of March 31, 2019, there was $35.0 million outstanding related to the Term Loans. As of March 31, 2019, the unamortized debt issuance costs on the Term Loans was approximately $0.1  million current portion and approximately $0.1 million long-term portion and are included as a reduction to debt on the condensed consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. The Company classifies the amounts borrowed under the Revolving Loan as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time. As of March 31, 2019, there were $2.6 million borrowings outstanding under the Revolving Loan. As of March 31, 2019, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in other long-term assets on the condensed consolidated balance sheet.

The amortization of debt issuance costs for both the three months ended March 31, 2019 and 2018 was $0.1 million, and was included in interest expense in the condensed consolidated statements of operations.

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

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loans as of March 31, 2019 was as follows (in thousands):

Fiscal Year
Remainder of 2019	$7,000
2020	14,000
2021	14,000
2022	—
2023	—
Thereafter	—
Total	$35,000

11.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2019 and December 31, 2018, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. As of March 31, 2019, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of March 31, 2019, a total of 1,346,169 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of March 31, 2019, inducement grants for 1,019,211 shares of common stock have been awarded, and 35,984 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2018	1,953,334	$7.42	6.30
Exercised	(45,453)	2.34
Balances at March 31, 2019	1,907,881	$7.54	6.21

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options was $0.2 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $0.4 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the condensed consolidated statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of approximately 1 year.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2018	2,141,350	$13.27
Granted	170,508	11.37
Vested	(671,245)	10.96
Forfeited	(102,206)	19.48
Balances at March 31, 2019	1,538,407	$13.65

Stock-based compensation expense for RSUs for the three months ended March 31, 2019 and 2018 was $3.4 million and $2.0 million, respectively. As of March 31, 2019, there was $16.1 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2 years.

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

During the three months ended March 31, 2019, employees purchased 68,899 shares of common stock at a weighted average price of $9.91 per share. As of March 31, 2019, the number of shares of common stock available for future issuance was 761,344.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

g.	Significant Modifications

During the three months ended March 31, 2019 the Company entered into a consulting agreement with one former employee that resulted in the modification of their existing equity awards. During the three months ended March 31, 2019 the Company recognized $0.4 million in incremental compensation cost resulting from this modification.

12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three months ended March 31, 2019 and 2018.

13.	Segment Information

Reportable Segments

The Company has two reportable segments: Breast Products and miraDry. The Breast Products segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Opus, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips. These segments align with the Company’s principal target markets.

The Company’s Chief Operating Decision Maker, or CODM, assesses the performance of each segment and allocates resources to those segments based on net sales and operating income (loss). Operating income (loss) by segment includes items that are directly attributable to each segment, including sales and marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit-related expenses.  There are no unallocated expenses for the two segments.

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	March 31,
	2019	2018
Net sales
Breast Products	$9,751	$8,542
miraDry	7,801	6,134
Total net sales	$17,552	$14,676

	March 31,
	2019	2018
Loss from operations
Breast Products	$(14,032)	$(12,794)
miraDry	(11,819)	(6,133)
Total loss from operations	$(25,851)	$(18,927)

	March 31,	December 31,
	2019	2018
Assets
Breast Products	$126,385	$130,149
miraDry	45,240	38,210
Total assets	$171,625	$168,359

14.	Commitments and Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

miraDry Class Action Litigation

On August 3, 2017, a lawsuit styled as a verified class action on the part of the former stockholders of miraDry was filed in the Court of Chancery for the State of Delaware against the former board of directors of miraDry, or the Defendants, alleging breach of their fiduciary duties in connection with the Company’s acquisition of miraDry.  On August 30, 2017, the Defendants moved to dismiss the verified class action complaint for failure to state a claim upon which relief can be granted.  On November 11, 2017 the parties notified the Court that they had reached an agreement to settle the matter pending completion of confirmatory discovery regarding the fairness of the settlement and obtaining approval from the court.  Following a hearing, the Delaware Chancery Court approved the proposed settlement terms on January 15, 2019, with a modification to the amount of attorneys’ fees awarded to the plaintiffs’ attorneys. Under the terms of the settlement, in exchange for a full and final settlement and release of all claims, the Defendants (and/or their indemnitors and/or insurers) paid a settlement consideration of $0.4 million.   The miraDry Merger Agreement contained a holdback amount expected to be used for the settlement and associated costs of the miraDry Class Action litigation. The holdback amount has been used to offset $0.6 million of legal fees and $0.4 million was included in “legal settlement payable” on the consolidated balance sheet as of December 31, 2018. As of March 31, 2019, the legal settlement of $0.4 million was paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self esteem and restoring their confidence. We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and tissue expanders exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence.

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of March 31, 2019, consisted of 105 employees, including 89 sales representatives and 16 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.  As of March 31, 2019, our international operations were supported by 5 sales representatives and 2 sales managers, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

Components of Operating Results

Net Sales

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

Our miraDry segment net sales include sales of the miraDry System and consumable bioTips along with service warranties and deliverables under certain marketing programs. We recognize revenue on miraDry Systems and bioTips on delivery to the customer. We defer the value of our service warranty and deliverables under certain marketing programs and recognize it over the term of the service warranty contract for service warranties and once all performance obligations have been met for deliverables under certain marketing programs.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product assurance warranties, royalty costs, and warehouse and other related costs. With the acquisition of miraDry, cost of goods sold also consists of raw material, labor, overhead, and variable manufacturing costs associated with the manufacturing of the miraDry Systems and bioTips.

With respect to our supplier contracts, all our products and raw materials are manufactured under contracts with fixed unit costs.

Under our Breast Products segment, we provide an assurance and service warranty on our silicone gel breast implants. Under our miraDry segment, we provide an assurance and service warranty on our miraDry Systems, and an assurance warranty on our handpieces and bioTips. The estimated warranty costs are recorded at the time of sale. Costs related to our service warranty are recorded when expense is incurred related to meeting our performance obligations. In addition, the inventory fair market value associated with purchase accounting adjustments and royalty costs related to both the SSP and miraDry acquisitions were recorded at the time of sale.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Annual Report, other than the implementation of ASU 2016-02 (Topic 842) Leases, as discussed in Note 3 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Statement of operations data
Net sales	$17,552	$14,676
Cost of goods sold	6,474	6,097
Gross profit	11,078	8,579
Operating expenses
Sales and marketing	20,401	15,256
Research and development	3,054	2,751
General and administrative	13,474	9,499
Total operating expenses	36,929	27,506
Loss from operations	(25,851)	(18,927)
Other income (expense), net
Interest income	304	40
Interest expense	(952)	(655)
Other income (expense), net	15	119
Total other income (expense), net	(633)	(496)
Loss before income taxes	(26,484)	(19,423)
Income tax (benefit) expense	—	—
Net loss	$(26,484)	$(19,423)

Net Sales

Net sales increased $2.9 million, or 19.6%, to $17.6 million for the three months ended March 31, 2019 as compared to $14.7 million for the three months ended March 31, 2018.  Net sales of our Breast Products segment was $9.8 million, an increase of $1.2 million for the three months ended March 31, 2019, as compared to $8.5 million for the three months ended March 31, 2018, driven primarily by an increase in the volume of sales of silicone gel breast implants and Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $7.8 million, an increase of $1.7 million, as compared to $6.1 million for the three months ended March 31, 2019, driven primarily by an increase in the volume of sales of consumable bioTips.

As of March 31, 2019, our U.S. sales organization included 89 sales representatives as compared to 80 sales representatives as of March 31, 2018. The increase is primarily attributed to the acquisition of miraDry and the subsequent headcount increase of the miraDry sales representatives. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.4 million, or 6.2%, to $6.5 million for the three months ended March 31, 2019, as compared to $6.1 million for the three months ended March 31, 2018. The increase was primarily due to an increase in net sales.

The gross margins for the three months ended March 31, 2019 and 2018 were 63.1% and 58.5%, respectively. The increase is primarily due to higher miraDry margins related to consumables.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.1 million, or 33.7%, to $20.4 million for the three months ended March 31, 2019, as compared to $15.3 million for the three months ended March 31, 2018. The increase was primarily due to higher employee-related costs as a result of increased sales headcount, and an increase in marketing expenses and initiatives.

Research and Development Expenses

R&D expenses increased $0.3 million, or 11.0%, to $3.1 million for the three months ended March 31, 2019, as compared to $2.8 million for the three months ended March 31, 2018. The increase was primarily due to higher employee-related costs as a result of additional headcount and an increase in costs related to clinical and regulatory activities offset by a decrease in consulting fees.

General and Administrative Expenses

G&A expenses increased $4.0 million, or 41.8%, to $13.5 million for the three months ended March 31, 2019, as compared to $9.5 million for the three months ended March 31, 2018. The increase is primarily related to an increase in consulting expenses, payroll, stock-based compensation, legal expenses and bad debt expense, offset by a decrease in contingent consideration fair value adjustments.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2019 and 2018 was primarily associated with expenses related to interest and amortization of debt issuance costs associated with our Credit Agreements, the change in fair value of warrants and interest income on cash held in a money market account.

Income Tax Expense

For the three months ended March 31, 2019 and 2018 there was no income tax expense.

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

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of March 31, 2019, we have not sold any common stock pursuant to the sales agreement.

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

As of March 31, 2019, we had $62.0 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(24,646)	$(12,774)
Investing activities	(610)	(142)
Financing activities	312	2,387
Net change in cash, cash equivalents and restricted cash	$(24,944)	$(10,529)

Cash used in operating activities

Net cash used in operating activities was $24.6 million during the three months ended March 31, 2019, as compared to $12.8 million during the three months ended March 31, 2018. The increase in cash used in operating activities between the three months ended March 31, 2019 and 2018 was primarily associated with higher net loss of $26.5 million for the three months ended March 31, 2019 as compared to $19.4 million for the three months ended March 31, 2018, an increase in inventory, decreases in accounts payable, and a decrease in the sales return liability as compared to the three months ended March 31, 2018, partially offset by a smaller decrease in accounts receivable due to the timing of sales and collections, and an increase in stock based compensation expense.

Cash used in investing activities

Net cash used in investing activities was $0.6 million during the three months ended March 31, 2019 as compared to $0.1 million during the three months ended March 31, 2018. The increase in cash used in investing activities between the three months ended March 31, 2019 and 2018 was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $0.3 million during the three months ended March 31, 2019 as compared to $2.4 million during the three months ended March 31, 2018.  The decrease in cash provided by financing activities was primarily the result of a decrease in proceeds from borrowings under the Revolving Loan, and an increase in tax payments related to shares withheld for vested RSUs, offset by an increase in ESPP purchases and proceeds from the exercise of stock options for the three months ended March 31, 2019.

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

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  For a discussion of other factors that may impact our future liquidity and capital funding requirements, see “Risk Factors — Risks Related to Our Financial Results” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we had $62.0 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” under the JOBS Act.

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated herein by reference.

Failure to comply with the regulatory requirements for the PMA post-approval studies for our Breast Products may result in the suspension or withdrawal of our PMA.

We received pre-market approval, or PMA, for our silicone gel breast implants from the FDA in 2012.  As a condition of PMA approval, the FDA imposes certain requirements in order to maintain the PMA. Failure to comply with the applicable regulatory requirements can result in, among other things, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the suspension or withdrawal of our PMA, or criminal prosecution. For example, in March 2019, we received a warning letter from the FDA stating that we failed to meet the expected patient follow-up rate in one of our post-approval studies for our silicone gel breast implants. The warning letter stated that failure to promptly correct this deficiency may result in the withdrawal of our PMA. We provided a comprehensive response to the FDA and are working collaboratively with the agency to quickly and fully resolve this matter. If we are unable to timely correct the deficiency included in the warning letter to the satisfaction of the FDA, or if we fail to meet any of the other requirements of our PMA, our PMA may be suspended or withdrawn by the FDA. Any such suspension or withdrawal would have a significant negative impact on our results of operations or financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

10.1#

Third Amendment to Employment Agreement, dated March 12, 2019, by and between Sientra, Inc. and Jeffrey M. Nugent. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019).

10.2#

Second Amendment to Second Amended and Restated Consulting Agreement, effective March 12, 2019, by and between Sientra, Inc. and Keith J. Sullivan. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019).

10.3#

Strategic Advisory Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc., and Philippe A. Schaison. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019).

10.4#

Confidential Settlement, Release and Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc. and Patrick F. Williams. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019).

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

SIENTRA, INC.

May 8, 2019	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

May 8, 2019	By:	/s/ Paul Little
Paul Little
Chief Financial Officer and Treasurer