Form 10-Q
period 2019-06-30
Sientra, Inc.
filed 2019-08-09
CIK 1551693

f 18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 49,291,645.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “OPUS”, “Allox”, “Allox2”, “BIOCORNEUM”, “Curve”, “Dermaspan”, “Luxe”, “Softspan”, “Silishield”, “miraDry”, “Miramar Labs”, “miraDry and Design”, “miraDry Fresh”, “bioTip”, “The Sweat Stops Here”, “No Sweat No Stress”, “Sweat Less Live More”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”, “freshRewards”, “freshNet”, “freshEquity”,  and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$146,088	$86,899
Accounts receivable, net of allowances of $3,185 and $2,428 at June 30, 2019 and December 31, 2018, respectively	23,887	22,527
Inventories, net	29,864	24,085
Prepaid expenses and other current assets	4,017	2,612
Total current assets	203,856	136,123
Property and equipment, net	3,686	2,536
Goodwill	4,878	12,507
Other intangible assets, net	10,290	16,495
Other assets	23,235	698
Total assets	$245,945	$168,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,144	$6,866
Accounts payable	14,600	13,184
Accrued and other current liabilities	36,280	27,697
Legal settlement payable	—	410
Customer deposits	11,579	9,936
Sales return liability	7,020	6,048
Total current liabilities	87,623	64,141
Long-term debt	20,938	27,883
Deferred and contingent consideration	364	6,481
Warranty reserve and other long-term liabilities	21,847	2,976
Total liabilities	130,772	101,481
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 49,350,266 and 28,701,494 and outstanding 49,277,539 and 28,628,767 shares at June 30, 2019 and December 31, 2018 respectively	493	286
Additional paid-in capital	541,175	428,949
Treasury stock, at cost (72,727 shares at June 30, 2019 and December 31, 2018)	(260)	(260)
Accumulated deficit	(426,235)	(362,097)
Total stockholders’ equity	115,173	66,878
Total liabilities and stockholders’ equity	$245,945	$168,359

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$20,525	$17,554	38,077	32,229
Cost of goods sold	7,813	6,660	14,287	12,756
Gross profit	12,712	10,894	23,790	19,473
Operating expenses:
Sales and marketing	21,918	15,477	42,319	30,733
Research and development	3,270	2,301	6,325	5,052
General and administrative	11,814	10,014	25,289	19,514
Goodwill and other intangible impairment	12,674	—	12,674	—
Total operating expenses	49,676	27,792	86,607	55,299
Loss from operations	(36,964)	(16,898)	(62,817)	(35,826)
Other income (expense), net:
Interest income	269	40	573	80
Interest expense	(982)	(867)	(1,932)	(1,521)
Other income (expense), net	23	(303)	38	(184)
Total other income (expense), net	(690)	(1,130)	(1,321)	(1,625)
Loss before income taxes	(37,654)	(18,028)	(64,138)	(37,451)
Income tax (benefit) expense	—	—	—	—
Net loss	$(37,654)	$(18,028)	(64,138)	(37,451)
Basic and diluted net loss per share attributable to common stockholders	$(1.10)	$(0.73)	(2.02)	(1.69)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	34,290,073	24,761,117	31,709,067	22,202,565

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623
Stock-based compensation	—	—	—	—	—	—	2,548	—	2,548
Employee stock purchase program (ESPP)	—	—	62,491	1	—	—	390	—	391
Vested restricted stock	—	—	271,936	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(92,760)	(1)	—	—	(1,295)	—	(1,296)
Net loss	—	—	—	—	—	—	—	$(19,423)	(19,423)
Balances at March 31, 2018	—	—	19,716,369	$197	72,727	$(260)	$308,799	$(298,893)	$9,843
Proceeds from follow-on offering, net of costs	—	—	8,518,519	85	—	—	107,466	—	107,551
Stock-based compensation	—	—	—	—	—	—	3,138	—	3,138
Stock option exercises	—	—	61,203	1	—	—	409	—	410
Vested restricted stock	—	—	94,180	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	—	—	(18,028)	(18,028)
Balances at June 30, 2018	—	$—	28,390,271	$284	72,727	$(260)	$419,811	$(316,921)	$102,914

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Stock-based compensation	—	—	—	—	—	—	3,772	—	3,772
Stock option exercises	—	—	45,453	—	—	—	106	—	106
Employee stock purchase program (ESPP)	—	—	68,899	1	—	—	682	—	683
Vested restricted stock	—	—	671,245	7	—	—	(7)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(212,714)	(2)	—	—	(2,723)	—	(2,725)
Net loss	—	—	—	—	—	—	—	(26,484)	(26,484)
Balances at March 31, 2019	—	—	29,274,377	$292	72,727	$(260)	$430,779	$(388,581)	$42,230
Proceeds from follow-on offering, net of costs	—	—	20,000,000	200	—	—	107,534	—	107,734
Stock-based compensation	—	—	—	—	—	—	2,963	—	2,963
Vested restricted stock	—	—	88,454	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(12,565)	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	(37,654)	(37,654)
Balances at June 30, 2019	—	$—	49,350,266	$493	72,727	$(260)	$541,175	$(426,235)	$115,173

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(64,138)	$(37,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	7,629	—
Intangible asset impairment	5,045	—
Depreciation and amortization	1,725	1,700
Provision for doubtful accounts	845	489
Provision for warranties	674	572
Provision for inventory	790	709
Amortization of acquired inventory step-up	—	106
Amortization of right-of-use assets	2,356	—
Lease liability accretion	927	—
Change in fair value of warrants	(110)	164
Change in fair value of deferred consideration	9	18
Change in fair value of contingent consideration	289	1,708
Change in deferred revenue	270	(161)
Amortization of debt discount and issuance costs	99	85
Stock-based compensation expense	6,611	5,686
Loss on disposal of property and equipment	20	—
Payments of contingent consideration liability in excess of acquisition-date fair value	(630)	—
Changes in assets and liabilities:
Accounts receivable	(2,206)	(6,343)
Inventories	(6,445)	(2,405)
Prepaid expenses, other current assets and other assets	(1,435)	(2,518)
Insurance recovery receivable	—	33
Accounts payable	2,256	4,230
Accrued and other liabilities	(5,416)	1,643
Legal settlement payable	(410)	(1,000)
Customer deposits	1,643	602
Sales return liability	972	976
Net cash used in operating activities	(48,630)	(31,157)
Cash flows from investing activities:
Purchase of property and equipment	(2,056)	(160)
Net cash used in investing activities	(2,056)	(160)
Cash flows from financing activities:
Net proceeds from issuance of common stock	108,028	107,850
Proceeds from exercise of stock options	106	410
Proceeds from issuance of common stock under ESPP	683	391
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(2,825)	(1,297)
Gross borrowings under the Term Loan	—	10,000
Gross borrowings under the Revolving Loan	8,436	12,109
Repayment of the Revolving Loan	(4,183)	(12,109)
Payments of contingent consideration up to acquisition-date fair value	(370)	—
Deferred financing costs	—	(6)
Net cash provided by financing activities	109,875	117,348
Net increase in cash, cash equivalents and restricted cash	59,189	86,031
Cash, cash equivalents and restricted cash at:
Beginning of period	87,242	26,931
End of period	$146,431	$112,962

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$146,088	$112,619
Restricted cash included in other assets	343	343
Total cash, cash equivalents and restricted cash	$146,431	$112,962

Supplemental disclosure of cash flow information:
Interest paid	$1,831	$1,347
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$(339)	$1,741
Deferred follow-on offering costs in accounts payable and accrued liabilities	294	299

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

On June 7, 2019, the Company completed an underwritten follow-on public offering of 17,391,305 shares of its common stock at $5.75 per share, as well as 2,608,695 additional shares of its common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company were approximately $107.7 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.4 million.

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019, or the Annual Report. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of June 30, 2019, the Company had cash and cash equivalents of $146.1 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50.0 million. As of June 30, 2019, the Company has not sold any common stock pursuant to the sales agreement. Further, on May 7, 2018 and June 7, 2019, the Company completed public offerings of its common stock, raising approximately $107.6 million and $107.7 million, respectively, in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

On July 1, 2019, the Company entered into certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid its existing indebtedness under its Loan Agreement and the outstanding commitment fee was cancelled. See Note 15 – Subsequent Events for further discussion.

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

e.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.	Revenue

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

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $7.0 million and $6.0 million as of June 30, 2019 and December 31, 2018 respectively, recorded as “sales return liability” on the condensed consolidated balance sheets.

The following table provides a rollforward of the sales return liability (in thousands):

Sales return liability
Balance as of December 31, 2018	$6,048
Addition to reserve for sales activity	47,178
Actual returns	(46,895)
Change in estimate of sales returns	689
Balance as of June 30, 2019	$7,020

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

The Company introduced its Platinum20 Limited Warranty Program, or Platinum20, in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 6). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of June 30, 2019 and December 31, 2018 was $0.7 million and $0.4 million respectively. The short-term obligation related to the service warranty was $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively, and is included in “accrued and other current liabilities” on the condensed consolidated balance sheets. The long-term obligation related to the service warranty was $0.4 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively, and is included in “warranty reserve and other long-term liabilities” on the condensed consolidated balance sheets. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 6 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the three and six months ended June 30, 2019 was immaterial.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $0.9 million and $0.6 million for the six months ended June 30, 2019 and 2018 respectively. The associated costs were $0.5 million and $0.3 million for the three months ended June 30, 2019 and 2018 respectively. These costs are viewed as part of the Company’s sales and marketing programs and are recorded as a component of sales and marketing expense in the condensed consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the condensed consolidated statement of operations. The associated costs were $0.3 million and $0.2 million for the six months ended June 30, 2019 and 2018 respectively. The associated costs were $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018 respectively.

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability and contingent consideration are discussed in Note 5. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of June 30, 2019, the carrying value of the long-term debt was not materially different from the fair value.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	4	4
Liability for contingent consideration	—	—	13,136	13,136
	$—	—	13,140	13,140

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	113	113
Liability for contingent consideration	—	—	13,847	13,847
	$—	—	13,960	13,960

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

Warrant Liability
Balance, December 31, 2018	$113
Change in fair value of warrant liability	(109)
Balance, June 30, 2019	$4
Contingent Consideration Liability
Balance, December 31, 2018	$13,847
Payments of contingent consideration	(1,000)
Change in fair value of contingent consideration	289
Balance, June 30, 2019	$13,136

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning balance as of January 1	$1,395	$1,642
Warranty costs incurred during the period	(423)	(231)
Changes in accrual related to warranties issued during the period	651	568
Changes in accrual related to pre-existing warranties	23	4
Balance as of June 30	$1,646	$1,983

7.	Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss (in thousands)	$(37,654)	$(18,028)	$(64,138)	$(37,451)
Weighted average common shares outstanding, basic and diluted	34,290,073	24,761,117	31,709,067	22,202,565
Net loss per share attributable to common stockholders	$(1.10)	$(0.73)	$(2.02)	$(1.69)

The Company excluded the following potentially dilutive securities, outstanding as of June 30, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2019 and 2018 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	June 30,
	2019	2018
Stock options to purchase common stock	1,069,167	2,011,503
Warrants for the purchase of common stock	47,710	47,710
	1,116,877	2,059,213

8.	Balance Sheet Components
a.	Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts of $3.2 million and $2.4 million as of June 30, 2019 and December 31, 2018, respectively, recorded net against accounts receivable in the balance sheet.

b.	Inventories

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$3,272	$2,147
Work in progress	2,322	2,110
Finished goods	22,502	18,335
Finished goods - right of return	1,768	1,493
	$29,864	$24,085

c.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Leasehold improvements	$418	$402
Manufacturing equipment and toolings	2,979	1,928
Computer equipment	911	682
Software	1,274	1,039
Office equipment	117	156
Furniture and fixtures	1,031	826
	6,730	5,033
Less accumulated depreciation	(3,044)	(2,497)
	$3,686	$2,536

Depreciation expense for both the three months ended June 30, 2019 and 2018 was $0.3 million. Depreciation expense for both the six months ended June 30, 2019 and 2018 was $0.6 million.

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

d.	Goodwill and Other Intangible Assets, net

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired. As of June 30, 2019 and December 31, 2018 the miraDry reporting unit had a negative carrying value.

The changes in the carrying amount of goodwill during the six months ended June 30, 2019 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2018
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

Balances as of June 30, 2019
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$4,878	$—	$4,878

In the second quarter of 2019, the Company noted a decline in actual and forecasted earnings for the miraDry reporting unit in comparison to forecasted earnings determined in prior periods. Based on this evaluation, the Company determined that the carrying value of the miraDry reporting unit more likely than not exceeded its estimated fair value. As a result, the Company performed a quantitative analysis to compare the fair value of the reporting unit to its carrying amount.

The Company’s fair value analysis of goodwill utilizes the income approach, which requires the use of estimates about a reporting unit’s future revenues and free cash flows, discount rates, terminal value and enterprise value to determine the estimated fair value. The Company’s future revenues and free cash flow assumptions are determined based upon actual results giving effect to management’s expected changes in operating results in future years. The enterprise value, discount rates and terminal value are based upon market participant assumptions using a defined peer group.

After performing the impairment test as of June 30, 2019 the Company determined that the carrying value of its miraDry reporting unit exceeded its estimated fair value using the income approach, as described above, by an amount that indicated a full impairment of the carrying value of goodwill. Consequently, the Company recorded a non-cash goodwill impairment charge of $7.6 million in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2019.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 30, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$9,540	$(2,978)	$6,562
Trade names - finite life	14	2,000	(222)	1,778
Developed technology	13	1,500	—	1,500
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$15,503	$(5,663)	$9,840

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(3,486)	$7,754
Trade names - finite life	14	5,800	(541)	5,259
Developed technology	15	3,000	(338)	2,662
Distributor relationships	9	500	(130)	370
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(6,958)	$16,045

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

In connection with the circumstances leading to the impairment of goodwill for the miraDry reporting unit, the Company performed a test of recoverability of the intangible assets in the miraDry reporting unit by comparing the carrying amount of the intangible assets to the future undiscounted cash flows the assets are expected to generate. As the future undiscounted cash flows attributable to the intangible assets were less than the carrying value, the Company performed a quantitative analysis to compare the fair value of the intangible assets in the reporting unit to their carrying amount.

The Company’s fair value analysis of intangible assets utilizes methods under various income approaches. The Company values its customer relationships using an excess earnings method, which assumes the value of the asset is the discounted cash flow using estimates of future cash flow derived from existing customers. Similarly, distributor relationships are valued using a distributor method, which assumes the value of the asset is the discounted cash flow using estimates of future cash flow derived from existing distributors. Tradenames and developed technology are valued using a relief from royalty method, which assumes the value of the asset is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company.

After performing the impairment test as of June 30, 2019, the Company determined that the carrying values of all of the intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded non-cash impairment charges of $0.4 million for customer relationships, $0.3 million for distributor relationships, $3.3 million for tradenames, and $1.0 million for developed technology within goodwill and other intangible impairment in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2019.

Intangibles amortization expense for both the three months ended June 30, 2019 and 2018 was $0.6 million. Intangibles amortization expense for both the six months ended June 30, 2019 and 2018 was $1.2 million. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of June 30, 2019 (in thousands):

Amortization
Period	Expense
Remainder of 2019	$1,022
2020	1,554
2021	1,305
2022	1,122
2023	975
Thereafter	3,862
$9,840

e.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and related expenses	$4,927	$6,466
Accrued commissions	3,606	5,321
Accrued equipment	721	18
Deferred and contingent consideration, current portion	13,060	7,645
Audit, consulting and legal fees	2,044	703
Accrued sales and marketing expenses	1,642	1,374
Operating lease liabilities	4,896	—
Finance lease liabilities	42	—
Other	5,342	6,170
	$36,280	$27,697

9.	Leases

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

Operating and finance lease right-of-use, or ROU, assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The Company determines its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. As of June 30, 2019, the Company has included a five-year renewal option in the lease term for one operating lease as it was concluded that it is reasonably certain that the Company will exercise the option. The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases. The Company’s lease agreements generally do not contain material residual value guarantees or material restrictive covenants.

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

Components of lease expense were as follows:

		Three Months Ended June 30,	Six Months Ended June 30,
Lease Cost	Classification	2019	2019
Operating lease cost	Operating expenses	$386	$766
Operating lease cost	Inventory	1,248	2,495
Total operating lease cost		$1,634	$3,261
Finance lease cost
Amortization of right-of-use assets	Operating expenses	11	20
Interest on lease liabilities	Other income (expense), net	1	2
Total finance lease cost		$12	$22
Variable lease cost	Inventory	2,297	4,595
Total lease cost		$3,943	$7,878

Short-term lease expense for the three and six months ended June 30, 2019 was not material.

Supplemental cash flow information related to operating and finance leases for the six months ended June 30, 2019 was as follows (in thousands):

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,954
Operating cash outflows from finance leases	22
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$24,779
Finance leases	119

Supplemental balance sheet information, as of June 30, 2019, related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

June 30,
2019
Reported as:
Other assets
Operating lease right-of-use assets	$22,443
Finance lease right-of-use assets	100
Total right-of use assets	$22,543
Accrued and other current liabilities
Operating lease liabilities	$4,896
Finance lease liabilities	42
Warranty reserve and other long-term liabilities
Operating lease liabilities	18,058
Finance lease liabilities	55
Total lease liabilities	$23,051
Weighted average remaining lease term (years)
Operating leases	4
Finance leases	2
Weighted average discount rate
Operating leases	8.08%
Finance leases	4.21%

As of June 30, 2019, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2019	$3,303	$23	$3,326
2020	6,639	43	6,682
2021	6,672	36	6,708
2022	6,405	—	6,405
2023	3,083	—	3,083
2024 and thereafter	964	—	964
Total lease payments	$27,066	$102	$27,168
Less imputed interest	4,112	5	4,117
Total operating lease liabilities	$22,954	$97	$23,051

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

Any indebtedness under the Term Loan Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, which as of June 30, 2019 was 2.44%, plus 7.50%. The Term Loans have a scheduled maturity date of December 1, 2021, or the Maturity Date. Subject to an election to delay principal payments, the Company made monthly payments of accrued interest under the Term Loans from the funding date of the Term Loans, until December 31, 2018, to be followed by monthly installments of principal and interest through the Maturity Date. Under the terms of the Term Loan Credit Agreement, the Company had the option to extend the interest only period an additional six months to June 30, 2019 as long as the Company remained in compliance with the Term Loan Agreement. The Company has elected to extend the interest only period through June 30, 2019. The Company may prepay all of the Term Loans prior to its maturity date provided the Company pays MidCap a prepayment fee. The Company paid an origination fee of 0.50% of the Term Loans total amount of $40.0 million on the closing date. As of June 30, 2019, there was $35.0 million outstanding related to the Term Loans. As of June 30, 2019, the unamortized debt issuance costs on the Term Loans was approximately $0.1 million current portion and approximately $0.1 million long-term portion and are included as a reduction to debt on the condensed consolidated balance sheet.

Any indebtedness under the Revolving Credit Agreement bears interest at a floating per annum rate equal to the LIBOR as reported by MidCap with a floor of 1.00%, plus 4.50%. The Company may make and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on December 1, 2021. The Company is required to pay an annual collateral management fee of 0.50% on the outstanding balance, and an annual unused line fee of 0.50% of the average unused portion. The Company paid an origination fee of 0.50% of the Revolving Loan amount of $10.0 million on the closing date. The Company classifies the amounts borrowed under the Revolving Loan as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time. As of June 30, 2019, there were $4.3 million borrowings outstanding under the Revolving Loan. As of June 30, 2019, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in other long-term assets on the condensed consolidated balance sheet.

The amortization of debt issuance costs for the three months ended June 30, 2019 and 2018 was $43,000 and $34,000, respectively. The amortization of debt issuance costs for both the six months ended June 30, 2019 and 2018 was $0.1 million and was included in interest expense in the condensed consolidated statements of operations.

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

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loans as of June 30, 2019 was as follows (in thousands):

Fiscal Year
Remainder of 2019	$7,000
2020	14,000
2021	14,000
2022	—
2023	—
Thereafter	—
Total	$35,000

On July 1, 2019, the Company entered into certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid its existing indebtedness under its Credit Agreements and the outstanding commitment fee was cancelled. See Note 15 – Subsequent Events for further discussion.

11.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2019 and December 31, 2018, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. As of June 30, 2019, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of June 30, 2019, a total of 475,954 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of June 30, 2019, inducement grants for 1,108,278 shares of common stock have been awarded, and 320,538 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (years)
Balances at December 31, 2018	1,953,334	$7.42	6.30
Exercised	(45,453)	2.34
Balances at June 30, 2019	1,907,881	$7.54	5.96

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options was $0.1 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense related to stock options was $0.4 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $0.3 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the condensed consolidated statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of approximately 1 year.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2018	2,141,350	$13.27
Granted	1,198,845	8.21
Vested	(759,699)	11.77
Forfeited	(182,317)	16.22
Balances at June 30, 2019	2,398,179	$10.99

Stock-based compensation expense for RSUs for the three months ended June 30, 2019 and 2018 was $2.7 million and $2.6 million, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2019 and 2018 was $6.0 million and $4.6 million, respectively. As of June 30, 2019, there was $20.4 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2 years.

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

During the six months ended June 30, 2019, employees purchased 68,899 shares of common stock at a weighted average price of $9.91 per share. As of June 30, 2019, the number of shares of common stock available for future issuance was 761,344.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended June 30, 2019 and 2018. Stock-based compensation expense related to the ESPP was $0.3 million for both the six months ended June 30, 2019 and 2018.

f.	Significant Modifications

During the six months ended June 30, 2019 the Company entered into a consulting agreement with one former employee that resulted in the modification of their existing equity awards. During the six months ended June 30, 2019 the Company recognized $0.4 million in incremental compensation cost resulting from this modification.

12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for the three and six months ended June 30, 2019 and 2018.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
Breast Products	$11,194	$9,412	$20,944	$17,954
miraDry	9,331	8,142	17,133	14,275
Total net sales	$20,525	$17,554	$38,077	$32,229

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Loss from operations
Breast Products	$(12,202)	$(12,444)	$(26,236)	$(25,238)
miraDry	(24,762)	(4,454)	(36,581)	(10,588)
Total loss from operations	$(36,964)	$(16,898)	$(62,817)	$(35,826)

	June 30,	December 31,
	2019	2018
Assets
Breast Products	$212,234	$130,149
miraDry	33,711	38,210
Total assets	$245,945	$168,359

14.	Commitments and Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

miraDry Class Action Litigation

On August 3, 2017, a lawsuit styled as a verified class action on the part of the former stockholders of miraDry was filed in the Court of Chancery for the State of Delaware against the former board of directors of miraDry, or the Defendants, alleging breach of their fiduciary duties in connection with the Company’s acquisition of miraDry.  On August 30, 2017, the Defendants moved to dismiss the verified class action complaint for failure to state a claim upon which relief can be granted.  On November 11, 2017 the parties notified the Court that they had reached an agreement to settle the matter pending completion of confirmatory discovery regarding the fairness of the settlement and obtaining approval from the court.  Following a hearing, the Delaware Chancery Court approved the proposed settlement terms on January 15, 2019, with a modification to the amount of attorneys’ fees awarded to the plaintiffs’ attorneys. Under the terms of the settlement, in exchange for a full and final settlement and release of all claims, the Defendants (and/or their indemnitors and/or insurers) paid a settlement consideration of $0.4 million. The miraDry Merger Agreement contained a holdback amount expected to be used for the settlement and associated costs of the miraDry Class Action litigation. The holdback amount has been used to offset $0.6 million of legal fees and $0.4 million was included in “legal settlement payable” on the consolidated balance sheet as of December 31, 2018. The legal settlement of $0.4 million was paid during the first quarter of 2019.

15.	Subsequent Events

Term Loan Credit Agreement and Revolving Credit Agreement

On July 1, 2019 the Company entered into the Restated Term Loan Credit Agreement with MidCap Financial Trust as the agent and lender, and additional lenders thereto from time to time (the “Restated Term Loan”), which restates its existing Credit and Security Agreement, dated July 25, 2017. The Restated Term Loan Credit Agreement provides for (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of Agent and the lenders following a request from the Company, an additional $15.0 million term loan facility (altogether, the “Restated Term Loan”). To date, the Company has drawn $40 million on the loan. The Restated Term Loan matures on July 1, 2024 and carries an interest rate of LIBOR plus 7.50%. The Company will make monthly payments of accrued interest under the Restated Term Loan from the funding date of the Restated Term Loan, until July 31, 2021, to be followed by monthly installments of principal and interest through the Maturity Date of July 1, 2024. The Company may prepay all of the Restated Term Loan prior to its maturity date provided the Company pays MidCap a prepayment fee. Net proceeds from the Restated Term Loan were used to repay the $35 million outstanding balance related to the Term Loans.

Also on July 1, 2019, Sientra entered into an Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, the lenders party thereto from time to time, and MidCap Financial Trust (the “Agent”) (the “Restated Revolving Credit Agreement”). The Restated Revolving Credit Agreement provides for, among other things, a revolving loan of up to $10.0 million (the “Restated Revolving Loan”). The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The Restated Revolving Loan carries an interest rate of LIBOR plus 4.50%. The Borrowers may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Revolving Credit Agreement until the maturity of the facility on July 1, 2024. Immediately prior to the effectiveness of the Restated Revolving Credit Agreement, the Company converted the $4.3 million outstanding borrowings under the Revolving Loan into the Restated Revolving Loan.

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

The obligations under each Credit Agreement are guaranteed by the Company and the Company’s existing and subsequently acquired or formed direct and indirect subsidiaries (other than certain foreign subsidiaries). The obligations under the Credit Agreements are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Borrowers and the guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by the Company and guarantors thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company, to 65% of the capital stock of such subsidiaries).

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of June 30, 2019, consisted of 105 employees, including 90 sales representatives and 15 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of June 30, 2019 our international operations were supported by 6 sales representatives and 4 sales managers, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product assurance warranties, royalty costs, and warehouse and other related costs. For miraDry, cost of goods sold also consists of raw material, labor, overhead, and variable manufacturing costs associated with the manufacturing of the miraDry Systems and bioTips.

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

We expect future G&A expenses to increase as we continue to build our finance, legal, information technology, human resources and other general administration resources to continue to advance the commercialization of our products. In addition, we expect to continue to incur G&A expenses in connection with operating as a public company.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Annual Report, other than the implementation of ASU 2016-02 (Topic 842) Leases, as discussed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Statement of operations data
Net sales	$20,525	$17,554
Cost of goods sold	7,813	6,660
Gross profit	12,712	10,894
Operating expenses
Sales and marketing	21,918	15,477
Research and development	3,270	2,301
General and administrative	11,814	10,014
Goodwill and other intangible impairment	12,674	—
Total operating expenses	49,676	27,792
Loss from operations	(36,964)	(16,898)
Other income (expense), net
Interest income	269	40
Interest expense	(982)	(867)
Other income (expense), net	23	(303)
Total other income (expense), net	(690)	(1,130)
Loss before income taxes	(37,654)	(18,028)
Income tax (benefit) expense	—	—
Net loss	$(37,654)	$(18,028)

Net Sales

Net sales increased $3.0 million, or 16.9%, to $20.5 million for the three months ended June 30, 2019 as compared to $17.6 million for the three months ended June 30, 2018. Net sales of our Breast Products segment was $11.2 million, an increase of $1.8 million for the three months ended June 30, 2019, as compared to $9.4 million for the three months ended June 30, 2018, driven primarily by an increase in the volume of sales of silicone gel breast implants and Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $9.3 million, an increase of $1.2 million, as compared to $8.1 million for the three months ended June 30, 2018, driven primarily by an increase in the volume of sales of miraDry consoles and consumable bioTips in the US and internationally.

As of June 30, 2019, our U.S. sales organization included 90 sales representatives as compared to 77 sales representatives as of June 30, 2018. The increase is primarily attributed to headcount increases of both miraDry and Sientra sales representatives as a result of our growth strategy to increase net sales.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.2 million, or 17.3%, to $7.8 million for the three months ended June 30, 2019, as compared to $6.7 million for the three months ended June 30, 2018. The increase was primarily due to an increase in net sales.

The gross margins for the three months ended June 30, 2019 and 2018 were 61.9% and 62.1%, respectively. The slight decrease is primarily due to an increase in the unit cost of goods sold for the Breast Products segment partially offset by increased sales of consumable bioTips in the miraDry reporting unit which carry higher margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.4 million, or 41.6%, to $21.9 million for the three months ended June 30, 2019, as compared to $15.5 million for the three months ended June 30, 2018. The increase was primarily due to higher employee-related costs as a result of increased sales headcount, and an increase in marketing expenses and initiatives.

Research and Development Expenses

R&D expenses increased $1.0 million, or 42.1%, to $3.3 million for the three months ended June 30, 2019, as compared to $2.3 million for the three months ended June 30, 2018. The increase was primarily due to higher employee-related costs as a result of additional headcount and an increase in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses increased $1.8 million, or 18.0%, to $11.8 million for the three months ended June 30, 2019, as compared to $10.0 million for the three months ended June 30, 2018. The increase is primarily related to an increase in consulting expenses, legal expenses and bad debt expense, offset by a decrease in contingent consideration fair value adjustments and stock-based compensation expense.

Goodwill and Other Intangible Impairment

Goodwill and other intangible impairment expenses increased $12.7 million for the three months ended June 30, 2019 as compared to $0.0 for the three months ended June 30, 2018. The increase was due to impairments of goodwill and intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2019 and 2018 was primarily associated with expenses related to interest and amortization of debt issuance costs associated with our Credit Agreements, the change in fair value of warrants and interest income on cash held in a money market account.

Income Tax Expense

For the three months ended June 30, 2019 and 2018 there was no income tax expense.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Statement of operations data
Net sales	$38,077	$32,229
Cost of goods sold	14,287	12,756
Gross profit	23,790	19,473
Operating expenses
Sales and marketing	42,319	30,733
Research and development	6,325	5,052
General and administrative	25,289	19,514
Goodwill and other intangible impairment	12,674	—
Total operating expenses	86,607	55,299
Loss from operations	(62,817)	(35,826)
Other income (expense), net
Interest income	573	80
Interest expense	(1,932)	(1,521)
Other income (expense), net	38	(184)
Total other income (expense), net	(1,321)	(1,625)
Loss before income taxes	(64,138)	(37,451)
Income tax benefit (expense)	—	—
Net loss	$(64,138)	$(37,451)

Net Sales

Net sales increased $5.8 million, or 18.1%, to $38.1 million for the six months ended June 30, 2019 as compared to $32.2 million for the six months ended June 30, 2018. Net sales of our Breast Products segment was $20.9 million, an increase of $3.0 million for the six months ended June 30, 2019, as compared to $18.0 million for the six months ended June 30, 2018, driven primarily by an increase in the volume of sales of silicone gel breast implants and Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $17.1 million, an increase of $2.9 million, as compared to $14.3 million for the six months ended June 30, 2018 driven primarily by an increase in the volume of sales of miraDry consumable bioTips.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.5 million, or 12.0%, to $14.3 million for the six months ended June 30, 2019, as compared to $12.8 million for the six months ended June 30, 2018. The increase was primarily due to an increase in net sales.

The gross margins for the six months ended June 30, 2019 and 2018 were 62.5% and 60.4%, respectively. The increase is primarily due to increased sales of consumable bioTips in the miraDry reporting unit which carry higher margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $11.6 million, or 37.7%, to $42.3 million for the six months ended June 30, 2019, as compared to $30.7 million for the six months ended June 30, 2018. The increase was primarily due to higher employee-related costs as a result of increased sales headcount, and an increase in marketing expenses and initiatives.

Research and Development Expenses

R&D expenses increased $1.3 million, or 25.2%, to $6.3 million for the six months ended June 30, 2019, as compared to $5.1 million for the six months ended June 30, 2018. The increase was primarily due to an increase in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses increased $5.8 million, or 29.6%, to $25.3 million for the six months ended June 30, 2019, as compared to $19.5 million for the six months ended June 30, 2018. The increase is primarily related to an increase in consulting expenses, payroll, legal expenses and bad debt expense, offset by a decrease in contingent consideration fair value adjustments.

Goodwill and Other Intangible Impairment

Goodwill and other intangible impairment expenses increased $12.7 million for the six months ended June 30, 2019 as compared to $0.0 for the six months ended June 30, 2018. The increase was due to impairments of goodwill and intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2019 and 2018 was primarily associated with expenses related to interest and amortization of debt issuance costs associated with our Credit Agreements, the change in fair value of warrants and interest income on cash held in a money market account.

Income Tax Expense

For the six months ended June 30, 2019 and 2018 there was no income tax expense.

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

On July 1, 2019, we entered into certain credit agreements with Midcap Financial Trust pursuant to which we repaid our existing indebtedness under our Credit Agreements and the outstanding commitment fee was cancelled. See Note 15 – Subsequent Events for further discussion.

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of June 30, 2019, we have not sold any common stock pursuant to the sales agreement.

On May 7, 2018, we completed an underwritten follow-on public offering in which we sold 7,407,408 shares of common stock at $13.50 per share, as well as 1,111,111 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $107.6 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.5 million.

Further, on June 7, 2019, we completed an underwritten follow-on public offering of 17,391,305 shares of common stock at $5.75 per share, as well as 2,608,695 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $107.7 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.4 million.

As of June 30, 2019, we had $146.1 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(48,630)	$(31,157)
Investing activities	(2,056)	(160)
Financing activities	109,875	117,348
Net change in cash, cash equivalents and restricted cash	$59,189	$86,031

Cash used in operating activities

Net cash used in operating activities was $48.6 million during the six months ended June 30, 2019, as compared to $31.2 million during the six months ended June 30, 2018. The increase in cash used in operating activities between the six months ended June 30, 2019 and 2018 was primarily associated with higher net loss of $64.1 million for the six months ended June 30, 2019 as compared to $37.5 million for the six months ended June 30, 2018, an increase in inventory and decreases in accounts payable and accrued liabilities, partially offset by a smaller decrease in accounts receivable due to the timing of sales and collections, an increase in stock based compensation expense, an increase in goodwill and other intangible impairment, and an increase in customer deposits.

Cash used in investing activities

Net cash used in investing activities was $2.1 million during the six months ended June 30, 2019 as compared to $0.2 million during the six months ended June 30, 2018. The increase in cash used in investing activities between the six months ended June 30, 2019 and 2018 was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $109.9 million during the six months ended June 30, 2019 as compared to $117.3 million during the six months ended June 30, 2018.  The decrease in cash provided by financing activities was primarily the result of a decrease in proceeds from borrowings under the Term Loan and Revolving Loan, an increase in tax payments related to shares withheld for vested RSUs, and payment of contingent consideration, offset by an increase in the proceeds from issuance of common stock under ESPP for the six months ended June 30, 2019.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we had $146.1 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

10.1#

Underwriting Agreement, dated June 4, 2019, by and among Sientra, Inc., Stifel, Nicolaus & Company, Incorporated William Blair & Company, L.L.C. and SVB Leerink LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2019)

10.2*

Amended and Restated Credit and Security Agreement (Term Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.

10.3*

Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.

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

SIENTRA, INC.

August 9, 2019	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

August 9, 2019	By:	/s/ Paul Little
Paul Little
Chief Financial Officer and Treasurer