Form 10-Q
period 2019-09-30
Sientra, Inc.
filed 2019-11-07
CIK 1551693

f 18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 49,481,559.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$120,915	$86,899
Accounts receivable, net of allowances of $3,302 and $2,428 at September 30, 2019 and December 31, 2018, respectively	24,791	22,527
Inventories, net	30,374	24,085
Prepaid expenses and other current assets	3,144	2,612
Total current assets	179,224	136,123
Property and equipment, net	3,980	2,536
Goodwill	4,878	12,507
Other intangible assets, net	9,779	16,495
Other assets	22,021	698
Total assets	$219,882	$168,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,352	$6,866
Accounts payable	8,738	13,184
Accrued and other current liabilities	28,741	27,697
Legal settlement payable	—	410
Customer deposits	11,686	9,936
Sales return liability	7,563	6,048
Total current liabilities	64,080	64,141
Long-term debt	38,117	27,883
Deferred and contingent consideration	364	6,481
Warranty reserve and other long-term liabilities	21,054	2,976
Total liabilities	123,615	101,481
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 49,534,414 and 28,701,494 and outstanding 49,461,687 and 28,628,767 shares at September 30, 2019 and December 31, 2018 respectively	495	286
Additional paid-in capital	544,700	428,949
Treasury stock, at cost (72,727 shares at September 30, 2019 and December 31, 2018)	(260)	(260)
Accumulated deficit	(448,668)	(362,097)
Total stockholders’ equity	96,267	66,878
Total liabilities and stockholders’ equity	$219,882	$168,359

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$22,412	$16,875	60,489	49,104
Cost of goods sold	9,754	6,398	24,041	19,154
Gross profit	12,658	10,477	36,448	29,950
Operating expenses:
Sales and marketing	18,668	15,254	60,987	45,990
Research and development	3,201	2,881	9,526	7,930
General and administrative	12,249	11,904	37,538	31,419
Goodwill and other intangible impairment	—	—	12,674	—
Total operating expenses	34,118	30,039	120,725	85,339
Loss from operations	(21,460)	(19,562)	(84,277)	(55,389)
Other income (expense), net:
Interest income	510	133	1,083	214
Interest expense	(1,344)	(953)	(3,276)	(2,474)
Other income (expense), net	(139)	(163)	(101)	(347)
Total other income (expense), net	(973)	(983)	(2,294)	(2,607)
Loss before income taxes	(22,433)	(20,545)	(86,571)	(57,996)
Income tax (benefit) expense	—	—	—	—
Net loss	$(22,433)	$(20,545)	(86,571)	(57,996)
Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.72)	(2.30)	(2.39)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	49,401,094	28,462,975	37,671,215	24,312,300

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623
Stock-based compensation	—	—	—	—	—	—	2,548	—	2,548
Employee stock purchase program (ESPP)	—	—	62,491	1	—	—	390	—	391
Vested restricted stock	—	—	271,936	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(92,760)	(1)	—	—	(1,295)	—	(1,296)
Net loss	—	—	—	—	—	—	—	$(19,423)	(19,423)
Balances at March 31, 2018	—	—	19,716,369	$197	72,727	$(260)	$308,799	$(298,893)	$9,843
Proceeds from follow-on offering, net of costs	—	—	8,518,519	85	—	—	107,466	—	107,551
Stock-based compensation	—	—	—	—	—	—	3,138	—	3,138
Stock option exercises	—	—	61,203	1	—	—	409	—	410
Vested restricted stock	—	—	94,180	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	—	—	(18,028)	(18,028)
Balances at June 30, 2018	—	$—	28,390,271	$284	72,727	$(260)	$419,811	$(316,921)	$102,914
Stock-based compensation	—	—	—	—	—	—	4,391	—	4,391
Stock option exercises	—	—	86,260	—	—	—	738	—	738
Employee stock purchase program (ESPP)	—	—	83,125	—	—	—	601	—	602
Vested restricted stock	—	—	98,391	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(7,103)	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	—	—	—	(20,545)	(20,545)
Balances at September 30, 2018	—	$—	28,650,944	285	72,727	(260)	425,417	(337,466)	87,976

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Stock-based compensation	—	—	—	—	—	—	3,772	—	3,772
Stock option exercises	—	—	45,453	—	—	—	106	—	106
Employee stock purchase program (ESPP)	—	—	68,899	1	—	—	682	—	683
Vested restricted stock	—	—	671,245	7	—	—	(7)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(212,714)	(2)	—	—	(2,723)	—	(2,725)
Net loss	—	—	—	—	—	—	—	(26,484)	(26,484)
Balances at March 31, 2019	—	—	29,274,377	$292	72,727	$(260)	$430,779	$(388,581)	$42,230
Proceeds from follow-on offering, net of costs	—	—	20,000,000	200	—	—	107,534	—	107,734
Stock-based compensation	—	—	—	—	—	—	2,963	—	2,963
Vested restricted stock	—	—	88,454	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(12,565)	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	(37,654)	(37,654)
Balances at June 30, 2019	—	$—	49,350,266	$493	72,727	$(260)	$541,175	$(426,235)	$115,173
Stock-based compensation	—	—	—	—	—	—	3,115	—	3,115
Stock option exercises	—	—	3,271	—	—	—	9	—	9
Employee stock purchase program (ESPP)	—	—	106,725	1	—	—	533	—	534
Vested restricted stock	—	—	92,676	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(18,524)	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	—	(22,433)	(22,433)
Balances at September 30, 2019	—	$—	49,534,414	$495	72,727	$(260)	$544,700	$(448,668)	$96,267

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(86,571)	$(57,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	7,629	—
Intangible asset impairment	5,045	—
Depreciation and amortization	2,538	2,500
Provision for doubtful accounts	1,804	996
Provision for warranties	843	2
Provision for inventory	2,209	708
Amortization of acquired inventory step-up	—	106
Amortization of right-of-use assets	3,546	—
Lease liability accretion	1,385	—
Change in fair value of warrants	(110)	333
Change in fair value of deferred consideration	9	18
Change in fair value of contingent consideration	590	2,178
Change in deferred revenue	504	275
Non-cash portion of debt extinguishment loss	53	—
Amortization of debt discount and issuance costs	223	132
Stock-based compensation expense	9,681	10,077
Loss on disposal of property and equipment	119	—
Payments of contingent consideration liability in excess of acquisition-date fair value	(1,968)	—
Changes in assets and liabilities:
Accounts receivable	(4,068)	(9,476)
Inventories	(8,329)	(2,827)
Prepaid expenses, other current assets and other assets	(811)	(2,168)
Insurance recovery receivable	—	33
Accounts payable	(2,797)	6,780
Accrued and other liabilities	(7,882)	3,789
Legal settlement payable	(410)	(590)
Customer deposits	1,750	2,283
Sales return liability	1,515	1,429
Net cash used in operating activities	(73,503)	(41,418)
Cash flows from investing activities:
Purchase of property and equipment	(3,180)	(414)
Net cash used in investing activities	(3,180)	(414)
Cash flows from financing activities:
Net proceeds from issuance of common stock	107,734	107,551
Proceeds from exercise of stock options	115	1,149
Proceeds from issuance of common stock under ESPP	1,217	993
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(2,956)	(1,419)
Gross borrowings under the Term Loan	5,000	10,000
Gross borrowings under the Revolving Loan	15,788	12,109
Repayment of the Revolving Loan	(8,436)	(12,109)
Payments of contingent consideration up to acquisition-date fair value	(5,766)	—
Deferred financing costs	(1,997)	(22)
Net cash provided by financing activities	110,699	118,252
Net increase in cash, cash equivalents and restricted cash	34,016	76,420
Cash, cash equivalents and restricted cash at:
Beginning of period	87,242	26,931
End of period	$121,258	$103,351

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$120,915	$103,008
Restricted cash included in other assets	343	343
Total cash, cash equivalents and restricted cash	$121,258	$103,351

Supplemental disclosure of cash flow information:
Interest paid	$3,015	$2,526
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$1,113	$1,900
Non-cash deferred consideration settlement	—	1,000
Non-cash settlement of assets held for sale in accounts payable	—	2,674

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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019, or the Annual Report. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of September 30, 2019, the Company had cash and cash equivalents of $120.9 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50.0 million. As of September 30, 2019, the Company has not sold any common stock pursuant to the sales agreement. Further, on May 7, 2018 and June 7, 2019, the Company completed public offerings of its common stock, raising approximately $107.6 million and $107.7 million, respectively, in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

On July 1, 2019, the Company entered into certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid its existing indebtedness under its Loan Agreement and the outstanding commitment fee was cancelled. See Note 10 – Long-Term Debt and Revolving Loan for further discussion.

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

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $7.6 million and $6.0 million as of September 30, 2019 and December 31, 2018 respectively, recorded as “sales return liability” on the condensed consolidated balance sheets.

The following table provides a rollforward of the sales return liability (in thousands):

Sales return liability
Balance as of December 31, 2018	$6,048
Addition to reserve for sales activity	74,621
Actual returns	(73,815)
Change in estimate of sales returns	709
Balance as of September 30, 2019	$7,563

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

The Company introduced its Platinum20 Limited Warranty Program, or Platinum20, in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 6). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of September 30, 2019 and December 31, 2018 was $0.9 million and $0.4 million respectively. The short-term obligation related to the service warranty was $0.4 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively, and is included in “accrued and other current liabilities” on the condensed consolidated balance sheets. The long-term obligation related to the service warranty was $0.5 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively, and is included in “warranty reserve and other long-term liabilities” on the condensed consolidated balance sheets. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 6 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the three and nine months ended September 30, 2019 was immaterial.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $1.4 million and $0.9 million for the nine months ended September 30, 2019 and 2018 respectively. The associated costs were $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018 respectively. These costs are viewed as part of the Company’s sales and marketing programs and are recorded as a component of sales and marketing expense in the condensed consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the condensed consolidated statement of operations. The associated costs were $0.6 million and $0.2 million for the nine months ended September 30, 2019 and 2018 respectively. The associated costs were $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018 respectively.

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability and contingent consideration are discussed in Note 5. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of September 30, 2019, the carrying value of the long-term debt was not materially different from the fair value.

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

The Company’s common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield.  The warrants are valued using the fair value of common stock as of the measurement date. The Company estimates its expected stock volatility based on company-specific historical and implied volatility information of its stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As several significant inputs are not observable, the overall fair value measurement of the warrants is classified as Level 3.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	3	3
Liability for contingent consideration	—	—	6,437	6,437
	$—	—	6,440	6,440

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	113	113
Liability for contingent consideration	—	—	13,847	13,847
	$—	—	13,960	13,960

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

Warrant Liability
Balance, December 31, 2018	$113
Change in fair value of warrant liability	(110)
Balance, September 30, 2019	$3
Contingent Consideration Liability
Balance, December 31, 2018	$13,847
Settlements of contingent consideration	(8,000)
Change in fair value of contingent consideration	590
Balance, September 30, 2019	$6,437

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance as of January 1	$1,395	$1,642
Warranty costs incurred during the period	(492)	(395)
Changes in accrual related to warranties issued during the period	820	639
Changes in accrual related to pre-existing warranties	23	(637)
Balance as of September 30	$1,746	$1,249

7.	Net Loss Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss (in thousands)	$(22,433)	$(20,545)	$(86,571)	$(57,996)
Weighted average common shares outstanding, basic and diluted	49,401,094	28,462,975	37,671,215	24,312,300
Net loss per share attributable to common stockholders	$(0.45)	$(0.72)	$(2.30)	$(2.39)

The Company excluded the following potentially dilutive securities, outstanding as of September 30, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	September 30,
	2019	2018
Stock options to purchase common stock	924,097	1,926,835
Warrants for the purchase of common stock	47,710	47,710
	971,807	1,974,545

8.	Balance Sheet Components
a.	Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts of $3.3 million and $2.4 million as of September 30, 2019 and December 31, 2018, respectively, recorded net against accounts receivable in the balance sheet.

b.	Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$3,777	$2,147
Work in progress	1,837	2,110
Finished goods	22,869	18,335
Finished goods - right of return	1,891	1,493
	$30,374	$24,085

c.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Leasehold improvements	$408	$402
Manufacturing equipment and toolings	3,384	1,928
Computer equipment	908	682
Software	1,441	1,039
Office equipment	111	156
Furniture and fixtures	1,031	826
	7,283	5,033
Less accumulated depreciation	(3,303)	(2,497)
	$3,980	$2,536

Depreciation expense for the three months ended September 30, 2019 and 2018 was $0.3 million and $0.2 million, respectively. Depreciation expense for both the nine months ended September 30, 2019 and 2018 was $0.9 million.

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

d.	Goodwill and Other Intangible Assets, net

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired. As of September 30, 2019 and December 31, 2018 the miraDry reporting unit had a negative carrying value.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2019 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2018
Goodwill	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	—	(14,278)
Goodwill, net	$4,878	$7,629	$12,507

Balances as of September 30, 2019
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

After performing the impairment test as of June 30, 2019 the Company determined that the carrying value of its miraDry reporting unit exceeded its estimated fair value using the income approach, as described above, by an amount that indicated a full impairment of the carrying value of goodwill. Consequently, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the second quarter ended June 30, 2019, which is reflected in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2019.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 30, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$9,540	$(3,412)	$6,128
Trade names - finite life	14	2,000	(257)	1,743
Developed technology	13	1,500	(42)	1,458
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$15,503	$(6,174)	$9,329

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(3,486)	$7,754
Trade names - finite life	14	5,800	(541)	5,259
Developed technology	15	3,000	(338)	2,662
Distributor relationships	9	500	(130)	370
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(6,958)	$16,045

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

In connection with the circumstances leading to the impairment of goodwill for the miraDry reporting unit, in the second quarter of 2019 the Company performed a test of recoverability of the intangible assets in the miraDry reporting unit by comparing the carrying amount of the intangible assets to the future undiscounted cash flows the assets are expected to generate. As the future undiscounted cash flows attributable to the intangible assets were less than the carrying value, the Company performed a quantitative analysis to compare the fair value of the intangible assets in the reporting unit to their carrying amount.

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

After performing the impairment test as of June 30, 2019, the Company determined that the carrying values of all of the intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded non-cash impairment charges of $0.4 million for customer relationships, $0.3 million for distributor relationships, $3.3 million for tradenames, and $1.0 million for developed technology within goodwill and other intangible impairment during the second quarter ended June 30, 2019, which is reflected in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2019.

As of September 30, 2019 the Company assessed qualitative factors in order to determine whether any events or circumstances existed which indicated that it was more likely than not that the fair value of the intangible assets did not exceed their carrying values and concluded no such events or circumstances existed which would require a quantitative impairment analysis to be performed. As such, the Company did not record impairment charges for the three months ended September 30, 2019.

Intangibles amortization expense for the three months ended September 30, 2019 and 2018 were $0.5 million and $0.6 million, respectively. Intangibles amortization expense for both the nine months ended September 30, 2019 and 2018 was $1.7 million. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of September 30, 2019 (in thousands):

Amortization
Period	Expense
Remainder of 2019	$511
2020	1,554
2021	1,305
2022	1,122
2023	975
Thereafter	3,862
$9,329

e.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll and related expenses	$5,729	$6,466
Accrued commissions	3,750	5,321
Accrued equipment	1,107	18
Deferred and contingent consideration, current portion	6,361	7,645
Audit, consulting and legal fees	585	703
Accrued sales and marketing expenses	1,314	1,374
Operating lease liabilities	5,008	—
Finance lease liabilities	41	—
Other	4,846	6,170
	$28,741	$27,697

9.	Leases

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

Operating and finance lease right-of-use, or ROU, assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The Company determines its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. During the second quarter of 2019, the Company included a five-year renewal option in the lease term for one operating lease as it was concluded that it is reasonably certain that the Company will exercise the option. The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases. The Company’s lease agreements generally do not contain material residual value guarantees or material restrictive covenants.

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

Components of lease expense were as follows:

		Three Months Ended September 30,	Nine Months Ended September 30,
Lease Cost	Classification	2019	2019
Operating lease cost	Operating expenses	$389	$1,155
Operating lease cost	Inventory	1,248	3,743
Total operating lease cost		$1,637	$4,898
Finance lease cost
Amortization of right-of-use assets	Operating expenses	10	30
Interest on lease liabilities	Other income (expense), net	1	3
Total finance lease cost		$11	$33
Variable lease cost	Inventory	3,291	7,886
Total lease cost		$4,939	$12,817

Short-term lease expense for both the three and nine months ended September 30, 2019 was immaterial.

Supplemental cash flow information related to operating and finance leases for the nine months ended September 30, 2019 was as follows (in thousands):

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,605
Operating cash outflows from finance leases	33
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,779
Finance leases	117

Supplemental balance sheet information, as of September 30, 2019, related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

September 30,
2019
Reported as:
Other assets
Operating lease right-of-use assets	$21,263
Finance lease right-of-use assets	88
Total right-of use assets	$21,351
Accrued and other current liabilities
Operating lease liabilities	$5,008
Finance lease liabilities	41
Warranty reserve and other long-term liabilities
Operating lease liabilities	16,752
Finance lease liabilities	45
Total lease liabilities	$21,846
Weighted average remaining lease term (years)
Operating leases	4
Finance leases	2
Weighted average discount rate
Operating leases	8.08%
Finance leases	4.12%

As of September 30, 2019, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2019	$1,652	$11	$1,663
2020	6,640	43	6,683
2021	6,672	36	6,708
2022	6,405	—	6,405
2023	3,083	—	3,083
2024 and thereafter	964	—	964
Total lease payments	$25,416	$90	$25,506
Less imputed interest	3,656	4	3,660
Total operating lease liabilities	$21,760	$86	$21,846

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

On July 25, 2017, the Company entered into a Credit and Security Agreement, or the Existing Term Loan Credit Agreement, and a Credit and Security Agreement, or the Existing Revolving Credit Agreement with MidCap Financial Trust, which replaced the Company’s prior Silicon Valley Bank Loan Agreement, or the SVB Loan Agreement. On July 1, 2019 the Company entered into a Restated Term Loan Credit Agreement with MidCap Financial Trust as the agent and lender, and additional lenders thereto from time to time, or the Restated Term Loan Agreement, which restated the Existing Term Loan Agreement. Also on July 1, 2019, the Company entered into an Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, the lenders party thereto from time to time, and MidCap Financial Trust, or the Restated Revolving Credit Agreement and, together with the Restated Term Loan Agreement, the Credit Agreements, which restated the Existing Revolving Credit Agreement.

The Restated Term Loan Agreement provided for (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of Agent and the lenders following a request from the Company, an additional $15.0 million term loan facility, or altogether, the Restated Term Loan. The Restated Term Loan matures on July 1, 2024 and carries an interest rate of LIBOR plus 7.50%. The Company will make monthly payments of accrued interest under the Restated Term Loan from the funding date of the Restated Term Loan, until July 31, 2021, to be followed by monthly installments of principal and interest through the Maturity Date of July 1, 2024. The Company may prepay all of the Restated Term Loan prior to its maturity date provided the Company pays MidCap a prepayment fee. Net proceeds from the Restated Term Loan were used to repay the $35 million outstanding balance related to the Term Loans. As of September 30, 2019, there was $40.0 million outstanding related to the Restated Term Loans. As of September 30, 2019, the long-term portion of the unamortized debt issuance costs on the Restated Term Loans was approximately $1.9 million and are included as a reduction to debt on the condensed consolidated balance sheet. As of September 30, 2019, there was no current portion of unamortized debt issuance costs.

The Restated Revolving Credit Agreement provides for, among other things, a revolving loan of up to $10.0 million (the “Restated Revolving Loan”). The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The Restated Revolving Loan carries an interest rate of LIBOR plus 4.50%. The Borrowers may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Restated Revolving Credit Agreement until the maturity of the facility on July 1, 2024. Immediately prior to the effectiveness of the Restated Revolving Credit Agreement, the Company converted the $4.3 million outstanding borrowings under the Revolving Loan into the Restated Revolving Loan. As of September 30, 2019, there were $7.4 million borrowings outstanding under the Revolving Loan. As of September 30, 2019, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in other long-term assets on the condensed consolidated balance sheet.

The amortization of debt issuance costs for the three months ended September 30, 2019 and 2018 was $0.1 million and $47,000, respectively. The amortization of debt issuance costs for the nine months ended September 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively and was included in interest expense in the condensed consolidated statements of operations.

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

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loans as of September 30, 2019 was as follows (in thousands):

Fiscal Year
Remainder of 2019	$—
2020	—
2021	5,556
2022	13,333
2023	13,333
Thereafter	7,778
Total	$40,000

11.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2019 and December 31, 2018, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. As of September 30, 2019, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of September 30, 2019, a total of 541,244 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of September 30, 2019, inducement grants for 1,201,728 shares of common stock have been awarded, and 266,652 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (years)
Balances at December 31, 2018	1,953,334	$7.42	6.30
Exercised	(48,724)	2.37
Forfeited	(10,500)	16.24
Balances at September 30, 2019	1,894,110	$7.50	5.72

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options was $0.1 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense related to stock options was $0.4 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $0.1 million of unrecognized compensation costs related to stock options. The expense is recorded within the operating expense components in the condensed consolidated statement of operations based on the recipients receiving the awards. These costs are expected to be recognized over a weighted average period of less than 1 year.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2018	2,141,350	$13.27
Granted	1,314,547	8.01
Vested	(852,375)	12.13
Forfeited	(280,399)	14.14
Balances at September 30, 2019	2,323,123	$10.60

Stock-based compensation expense for RSUs for the three months ended September 30, 2019 and 2018 was $2.8 million and $3.7 million, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2019 and 2018 was $8.9 million and $8.3 million, respectively. As of September 30, 2019, there was $16.5 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2 years.

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

During the nine months ended September 30, 2019, employees purchased 175,624 shares of common stock at a weighted average price of $6.93 per share. As of September 30, 2019, the number of shares of common stock available for future issuance was 654,619.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.2 million for both the three months ended September 30, 2019 and 2018. Stock-based compensation expense related to the ESPP was $0.5 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

f.	Significant Modifications

During the nine months ended September 30, 2019 the Company entered into two consulting agreements with former employees that resulted in modifications of their existing equity awards. During the nine months ended September 30, 2019 the Company recognized $0.6 million in incremental compensation cost resulting from these modifications.

12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for the three and nine months ended September 30, 2019 and 2018.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
Breast Products	$12,626	$8,613	$33,570	$26,566
miraDry	9,786	8,262	26,919	22,538
Total net sales	$22,412	$16,875	$60,489	$49,104

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loss from operations
Breast Products	$(12,319)	$(13,873)	$(38,555)	$(39,111)
miraDry	(9,141)	(5,689)	(45,722)	(16,278)
Total loss from operations	$(21,460)	$(19,562)	$(84,277)	$(55,389)

	September 30,	December 31,
	2019	2018
Assets
Breast Products	$186,298	$130,149
miraDry	33,584	38,210
Total assets	$219,882	$168,359

14.	Commitments and Contingencies

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

Vesta Asset Acquisition

On November 7, 2019 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vesta Intermediate Fundings, Inc. (“Vesta”), pursuant to which the Company purchased certain assets and assumed certain liabilities and obtained a non-exclusive, royalty-free, perpetual, irrevocable, assignable, sublicensable, and worldwide license to certain intellectual property owned by Vesta (the “Vesta Acquisition”). In consideration of the Vesta Acquisition, the Company paid $14.0 million in cash on the Closing Date and will pay an additional $3.2 million and $3.0 million in cash (the “Post-Closing Amounts”) on November 7, 2021 and November 7, 2023, respectively. In addition, in the event the closing price of the Company’s common stock equals or exceeds a certain agreed upon price target (the “First Milestone Price Target”) on any date through November 7, 2023, the Company will issue Vesta 303,721 shares of common stock (the “First Milestone Shares”) within five business days of such date and in the event the closing price of the Company’s common stock equals or exceeds a certain agreed upon price target (the “Second Milestone Price Target”) on any date through November 7, 2023, the Company will issue Vesta 303,721 shares of common stock (the “Second Milestone Shares”) within five business days of such date. The Company will use its commercially reasonable efforts to file and maintain a resale registrations statement registering the resale of the First Milestone Shares and the Second Milestone Shares. The Purchase Agreement contains customary representations and warranties and indemnification provisions. The Purchase Agreement also includes a two-year, mutual non-solicitation agreement.

In connection with, and as a condition to the closing of, the Purchase Agreement, on November 7, 2019, the Company entered into a Lease with Vesta (the “Lease”) whereby the Company will lease approximately 24,000 square feet in the building where the manufacturing operations acquired in the Vesta Acquisition are located (the “Facility”). The Lease has an initial term of four years (the “Initial Term”). The Company will pay annual rent of $200,000 for each of the first two years and $320,000 for each of the third and fourth years of the Lease payable in equal monthly installments. The Lease includes an option for the Company to extend the term of the Lease one time for an additional four years (the “Extended Term”). The annual rent payable during the Extended Term shall be the annual rent payable during the Initial Term increased by the percentage increase in the Consumer Price Index, as specified in the Lease. The Lease contains customary events of default and, additionally, any failure by the Company to pay the Post-Closing Amounts when due or issue the First Milestone Shares or Second Milestone Shares when required shall be considered an event of default. The Lease also provides that, in the event of a sale of the Facility, the Company will have a right of first offer to purchase the Facility from Vesta.

Sientra is currently evaluating the purchase price allocation following the consummation of the Vesta Acquisition. It is not practicable to disclose the preliminary purchase price allocation, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

Tissue Expander Manufacturing Agreement

On November 7, 2019, the Company entered into an Amended and Restated Manufacturing and Supply Agreement (the “Manufacturing Agreement”) with Vesta Intermediate Funding, Inc. (“Vesta”), providing for the manufacture and supply of the Company’s tissue expanders and accessories (the “Expander Products”). The Manufacturing Agreement has a six-year term, which may be extended by written agreement of the parties, and may only be terminated for cause by the non-defaulting party following written notice of default with a reasonable period to cure.  The Manufacturing Agreement provides that the Company will purchase fixed percentages of its requirements for Expander Products intended for global distribution from Vesta, with such percentages decreasing over time.  In the event that Vesta fails to timely deliver a minimum threshold of the Expander Product orders for a specified period, the purchase requirements shall be adjusted downwards as provided in the Manufacturing Agreement. The Manufacturing Agreement contains customary representations and warranties.

Supply Agreement

On November 7, 2019, the Company entered into a Master Supply Agreement (the “Supply Agreement”) with NuSil Technology LLC (“NuSil”) which provides that NuSil will serve as the exclusive supplier of the Company’s silicone materials for short and long-term implantable products (the “Silicone Products”). The Supply Agreement provides for Set Pricing and Discount Pricing that the Company is able to obtain upon reaching certain minimum purchase requirements in a calendar year. The Supply Agreement has an initial term through December 31, 2026 (the “Initial

Term”) which automatically renews for subsequent one year terms (each, a “Renewal Term”), unless a party provides written notice of intent to terminate the Supply Agreement no later than six (6) months prior to expiration of the Initial Term or the then current Renewal Term. The Supply Agreement may be terminated in the event of breach following a 45 day period to cure or in the event of insolvency of a party.

Organizational Efficiency Initiative

On November 6, 2019, the Board of Directors of the Company approved an organizational efficiency initiative (the “Plan”) designed to reduce spending and simplify operations, effective immediately. Under the Plan, the Company will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. (“miraDry”), outsourcing miraDry product assembly to a third party, and consolidating a number of business support services via a shared services organization at the Company’s Santa Barbara headquarters. Under the Plan, the Company intends to reduce its workforce by terminating approximately 70 employees, which the Company expects to be completed over the next 10 months. As a result, the Company expects to incur charges between $2.7 million and $3.0 million in connection with one-time employee termination costs, retention costs and other benefits. These charges are expected to be incurred over the next 10 months. In addition, the Company expects to incur estimated charges between $1.0 million and $1.5 million related to contract termination, outsourcing miraDry product assembly and duplicate operating costs over the next 10 months. In total, the Plan is estimated to cost between $3.7 million and $4.5 million over the next 10 months, excluding non-cash charges, with related cash payments expected to be substantially paid out by September 30, 2020.

The estimates of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions and actual results may differ.

Huiner Settlement and Consulting Agreement

As previously disclosed, on September 30, 2019 (the “Separation Date”), Charles Huiner, the Company’s Chief Operating Officer and Senior Vice President of Corporate Development and Strategy, stepped down from his role to pursue other opportunities. On November 1, 2019, the Company entered into a Confidential Settlement, Release and Consulting Agreement with Mr. Huiner (the “Huiner Agreement”). Pursuant to the Huiner Agreement, in exchange for a general release of all claims, the Company will (1) pay Mr. Huiner, in accordance with the Company’s regular payroll cycle, an amount equal to twelve months of his base salary in effect on the Separation Date, or $393,225, (2) make a lump sum payment equal to Mr. Huiner’s bonus for 2019 prorated through the Separation Date and based upon the achievement of objectives and the determination of the Board of Directors of the final 2019 corporate bonus payout, payable by check in a lump sum no later than April 1, 2020 and (3) reimburse Mr. Huiner for COBRA premiums until the earlier of (1) thirteen months following the Separation Date (2) the date Mr. Huiner is eligible for group health insurance coverage through a new employer or (3) the date Mr. Huiner ceases to be eligible for COBRA continuation coverage for any reason. In addition, the Huiner Agreement provides that Mr. Huiner will continue to provide consulting services (the “Services”) for eight months following the Separation Date. As consideration for the Services, the Company will pay Mr. Huiner a one-time lump sum consulting fee of $32,768.76, continue the vesting of all unvested restricted stock units and performance stock units granted in April 2019 and accelerated the vesting of 33,333 restricted stock units granted in January 2018. In addition, the Huiner Agreement extends the exercise period for any vested stock options until thirteen months from the Separation Date.

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the Plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium.  The Company intends to vigorously defend itself in this lawsuit.

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of September 30, 2019, consisted of 101 employees, including 86 sales representatives and 15 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of September 30, 2019 our international operations were supported by 7 sales representatives and 4 sales managers, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of costs of finished products purchased from our third‑party manufacturers, reserve for product assurance warranties, royalty costs, excess and obsolete inventory reserves, and warehouse and other related costs. For miraDry, cost of goods sold also consists of raw material, labor, overhead, and variable manufacturing costs associated with the manufacturing of the miraDry Systems and bioTips.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Statement of operations data
Net sales	$22,412	$16,875
Cost of goods sold	9,754	6,398
Gross profit	12,658	10,477
Operating expenses
Sales and marketing	18,668	15,254
Research and development	3,201	2,881
General and administrative	12,249	11,904
Total operating expenses	34,118	30,039
Loss from operations	(21,460)	(19,562)
Other income (expense), net
Interest income	510	133
Interest expense	(1,344)	(953)
Other income (expense), net	(139)	(163)
Total other income (expense), net	(973)	(983)
Loss before income taxes	(22,433)	(20,545)
Income tax (benefit) expense	—	—
Net loss	$(22,433)	$(20,545)

Net Sales

Net sales increased $5.5 million, or 32.8%, to $22.4 million for the three months ended September 30, 2019 as compared to $16.9 million for the three months ended September 30, 2018. Net sales of our Breast Products segment was $12.6 million, an increase of $4.0 million for the three months ended September 30, 2019, as compared to $8.6 million for the three months ended September 30, 2018, driven primarily by an increase in the volume of sales of silicone gel breast implants and Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $9.8 million, an increase of $1.5 million, as compared to $8.3 million for the three months ended September 30, 2018, driven primarily by an increase in the volume of sales of miraDry consoles in the US.

As of September 30, 2019, our U.S. sales organization included 86 sales representatives as compared to 80 sales representatives as of September 30, 2018. The increase is attributed to headcount increases of both miraDry and Sientra sales representatives.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $3.4 million, or 52.5%, to $9.8 million for the three months ended September 30, 2019, as compared to $6.4 million for the three months ended September 30, 2018. The increase was primarily due to an adjustment in the warranty reserve in Q3 2018 in the Breast Products segment resulting in a reduction of cost of goods sold for the three months ended September 30, 2018 that did not re-occur in 2019, coupled with a general increase in net sales.

The gross margins for the three months ended September 30, 2019 and 2018 were 56.5% and 62.1%, respectively. The decrease was primarily due to an adjustment in the warranty reserve in Q3 2018 in the Breast Products segment resulting in a reduction of cost of goods sold for the three months ended September 30, 2018 that did not re-occur in 2019, and the impact of increased miraDry console sales which carry lower margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.4 million, or 22.4%, to $18.7 million for the three months ended September 30, 2019, as compared to $15.3 million for the three months ended September 30, 2018. The increase was primarily due to higher employee-related costs as a result of increased sales headcount, and an increase in marketing expenses and initiatives.

Research and Development Expenses

R&D expenses increased $0.3 million, or 11.1%, to $3.2 million for the three months ended September 30, 2019, as compared to $2.9 million for the three months ended September 30, 2018. The increase was primarily due to higher employee-related costs as a result of additional headcount and an increase in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses increased $0.3 million, or 2.9%, to $12.2 million for the three months ended September 30, 2019, as compared to $11.9 million for the three months ended September 30, 2018. The increase is primarily related to an increase in consulting expense, payroll related expenses and bad debt expense, offset by a decrease in incentive compensation expense and stock-based compensation expense.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2019 and 2018 was primarily associated with expenses related to interest and amortization of debt issuance costs associated with our Credit Agreements, the change in fair value of warrants, interest income on cash held in a money market account, and foreign exchange gains and losses.

Income Tax Expense

For the three months ended September 30, 2019 and 2018 there was no income tax expense.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Statement of operations data
Net sales	$60,489	$49,104
Cost of goods sold	24,041	19,154
Gross profit	36,448	29,950
Operating expenses
Sales and marketing	60,987	45,990
Research and development	9,526	7,930
General and administrative	37,538	31,419
Goodwill and other intangible impairment	12,674	—
Total operating expenses	120,725	85,339
Loss from operations	(84,277)	(55,389)
Other income (expense), net
Interest income	1,083	214
Interest expense	(3,276)	(2,474)
Other income (expense), net	(101)	(347)
Total other income (expense), net	(2,294)	(2,607)
Loss before income taxes	(86,571)	(57,996)
Income tax benefit (expense)	—	—
Net loss	$(86,571)	$(57,996)

Net Sales

Net sales increased $11.4 million, or 23.2%, to $60.5 million for the nine months ended September 30, 2019 as compared to $49.1 million for the nine months ended September 30, 2018. Net sales of our Breast Products segment was $33.6 million, an increase of $7.0 million for the nine months ended September 30, 2019, as compared to $26.6 million for the nine months ended September 30, 2018, driven primarily by an increase in the volume of sales of silicone gel breast implants and Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $26.9 million, an increase of $4.4 million, as compared to $22.5 million for the nine months ended September 30, 2018 driven primarily by an increase in the volume of sales of miraDry consumable bioTips in the US and internationally.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $4.9 million, or 25.5%, to $24.0 million for the nine months ended September 30, 2019, as compared to $19.2 million for the nine months ended September 30, 2018. The increase was primarily due to an adjustment in the warranty reserve in Q3 2018 in the Breast Products segment resulting in a reduction of cost of goods sold for the nine months ended September 30, 2018 that did not re-occur in 2019.

The gross margins for the nine months ended September 30, 2019 and 2018 were 60.3% and 61.0%, respectively. The slight decrease was primarily due to an adjustment in the warranty reserve in Q3 2018 in the Breast Products segment resulting in a reduction of cost of goods sold for the nine months ended September 30, 2018 that did not re-occur in 2019, offset by increased sales of consumable bioTips in the miraDry reporting unit which carry higher margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $15.0 million, or 32.6%, to $61.0 million for the nine months ended September 30, 2019, as compared to $46.0 million for the nine months ended September 30, 2018. The increase was primarily due to higher employee-related costs as a result of increased sales headcount, and an increase in marketing expenses and initiatives.

Research and Development Expenses

R&D expenses increased $1.6 million, or 20.1%, to $9.5 million for the nine months ended September 30, 2019, as compared to $7.9 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses increased $6.1 million, or 19.5%, to $37.5 million for the nine months ended September 30, 2019, as compared to $31.4 million for the nine months ended September 30, 2018. The increase is primarily related to an increase in consulting expenses, payroll related expenses, legal expenses and bad debt expense, offset by a decrease in contingent consideration fair value adjustments, stock-based compensation, and incentive compensation.

Goodwill and Other Intangible Impairment

Goodwill and other intangible impairment expenses were $12.7 million for the nine months ended September 30, 2019, due to impairments of goodwill and intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2019 and 2018 was primarily associated with expenses related to interest and amortization of debt issuance costs associated with our Credit Agreements, the change in fair value of warrants and interest income on cash held in a money market account.

Income Tax Expense

For the nine months ended September 30, 2019 and 2018 there was no income tax expense.

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

On July 25, 2017, we entered into the Existing Credit Agreements with Midcap. On July 1, 2019, we entered into certain credit agreements with Midcap Financial Trust pursuant to which we repaid our existing indebtedness under our Existing Credit Agreements and the outstanding commitment fee was cancelled.

See Note 10 to the condensed consolidated financial statements for a full description of our long-term debt and revolving line of credit.

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of September 30, 2019, we have not sold any common stock pursuant to the sales agreement.

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

As of September 30, 2019, we had $120.9 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(73,503)	$(41,418)
Investing activities	(3,180)	(414)
Financing activities	110,699	118,252
Net change in cash, cash equivalents and restricted cash	$34,016	$76,420

Cash used in operating activities

Net cash used in operating activities was $73.5 million during the nine months ended September 30, 2019, as compared to $41.4 million during the nine months ended September 30, 2018. The increase in cash used in operating activities between the nine months ended September 30, 2019 and 2018 was primarily associated with higher net loss of $86.6 million for the nine months ended September 30, 2019 as compared to $58.0 million for the nine months ended September 30, 2018, an increase in inventory and decreases in accounts payable and accrued liabilities, partially offset by a smaller decrease in accounts receivable due to the timing of sales and collections, an increase in amortization of right-of-use assets expense, and an increase in goodwill and other intangible impairment.

Cash used in investing activities

Net cash used in investing activities was $3.2 million during the nine months ended September 30, 2019 as compared to $0.4 million during the nine months ended September 30, 2018. The increase in cash used in investing activities between the nine months ended September 30, 2019 and 2018 was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $110.7 million during the nine months ended September 30, 2019 as compared to $118.3 million during the nine months ended September 30, 2018.  The decrease in cash provided by financing activities was primarily the result of a decrease in proceeds from borrowings under the Term Loan, an increase in tax payments related to shares withheld for vested RSUs, and payment of contingent consideration, offset by an increase in the proceeds from issuance of common stock under ESPP for the nine months ended September 30, 2019.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we had $120.9 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Quarterly Report in Note 14 and Note 15 of the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated herein by reference.

We rely on sole suppliers to manufacture some of our products, including our scar management, tissue expander and bioTips products, and any production problems or inability to meet our demand could adversely affect our business prospects.

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

For example, we have entered into a definitive manufacturing agreement with NuSil Technology LLC (“NuSil”), who serves as the sole supplier of our silicone materials for short and long-term implantable products (the “Silicone Products”). If NuSil is unable to scale its manufacturing operations to meet our requirements in any future period, or if there are any delays or disruptions in manufacturing or delivering the implants, we may not be able to achieve our anticipated sales levels and our net sales and business prospects could suffer significantly. In addition, if NuSil were to terminate or otherwise fail to perform under the definitive manufacturing agreement, we would need to identify and qualify another alternate manufacturer, which would require a significant amount of time and resources and result in a supply interruption.

There are numerous risks in relying on sole suppliers to manufacture our products, which, individually or in the aggregate, could have a material adverse and severe effect on our business, financial condition and results of operations.

Disruption in our manufacturing operations may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

With the Vesta Acquisition, we are now responsible for the manufacturing of our breast implants.  A serious disruption, such as an earthquake, flood, fire, to manufacturing facility could damage our inventory levels and manufacturing operations and could materially impair our ability to distribute our breast implant products to customers in a timely manner or at a reasonable cost. We could also incur significantly higher costs and experience longer lead times during the time required to reopen or replace our primary distribution center or manufacturing facility.  As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

Any disruption at our facilities could adversely affect our business and operating results.

Our principal offices are located in Santa Barbara, California. Substantially all of our operations are conducted at this location, including customer service, development and management and administrative functions. Substantially all of our inventory of Breast Products is held at a second location in Santa Barbara, California, we manufacture, distribute, and service our miraDry Systems at a third location in Santa Clara, California, and, with the Vesta Acquisition, we manufacture our breast implants at a fourth location in Minnesota. Despite our efforts to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

Product liability and warranty claims or other litigation and related negative publicity may adversely affect our business, sales, financial condition and operating results.

As a supplier of medical devices, we are and may be subject to warranty or product liability claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our Breast Products. For example, on October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against us and Silimed Industria de Implantes Ltda. (our former contract manufacturer). The lawsuit alleges that our textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that we are liable to the Plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. We intend to vigorously defend ourselves in this lawsuit. Given the recent publicity surrounding BIA-ALCL and the FDA recommendation for a “boxed warning” on labeling materials for breast implants, we may face additional litigation and negative publicity surrounding our breast implants in the future. An increase in product liability claims and the related negative publicity could significantly harm our business, sales, financial condition and results of operations.

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

We have been marketing our silicone gel breast implants in the United States with pre-market approval from the FDA since 2012. However, there could still be unanticipated complications or unforeseen health consequences of being implanted with our silicone gel breast implants over the long-term (defined as 10 years or more). Additionally, we rely on our clinical data to make favorable comparisons of our product to our competitive products, and our longer-term data may change over time. Further, future studies or clinical experience may indicate that treatment with our products is not differentiated to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if long-term results and experience indicate that our products cause unexpected or serious complications, we could be subject to required product labeling revisions, mandatory product recalls, suspension or withdrawal of clearance or approval by the FDA or other applicable regulatory bodies and significant legal liability.

We received a Warning Letter from FDA, dated March 19, 2019, relating to the Company’s failure to meet the FDA-approved minimum retention rate for a post-approval study.  We responded to this Warning Letter and are in continued dialogue with FDA to fully address our study’s participant retention, including patient questionnaire completion and additional follow-up office visits.

On March 25-26, 2019, the FDA convened a meeting of the General and Plastic Surgery Devices Panel at the FDA’s Headquarters in Silver Spring, Maryland, to discuss a range of topics concerning the benefit-risk profile of breast implants. In addition to a presentation of data and information about our products and those of other breast implant manufacturers, this two-day public meeting included presentations, recommendations, and discussion on breast implant associated anaplastic large cell lymphoma (BIA-ALCL); systemic symptoms reported in patients receiving breast implants; the use of registries for breast implant surveillance; revision of magnetic resonance imaging (MRI) screening recommendations for silent rupture of silicone gel filled breast implants; the use of surgical mesh in breast procedures such as breast reconstruction and mastopexy; the use of real-world data and patient perspectives in regulatory decision making; product labeling revisions; and recommendations for best practices (including a standardized checklist) for informed consent discussions between patients and clinicians.

We cannot predict future changes that may occur to the regulatory landscape regarding our products based on this Panel Meeting and subsequent developments regarding long-term data.  For example, FDA recently issued draft guidance informed by the Panel’s recommendations to require a boxed warning and a standardized patient decision checklist as part of the informed consent process, along with other recommendations to update and provide additional labeling information.

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

As of August 23, 2017, the FDA updated its recommendations on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most up-to-date information. The FDA has continued to monitor these matters, and on February 6, 2019 issued a “Letter to Health Care Providers” and a public statement detailing updated medical device report (MDR) data involving BIA-ALCL, and stating that the data and published information reviewed to date suggest that patients with breast implants have an increased risk of BIA-ALCL. The FDA states: “Over time, we have strengthened our understanding of this condition. In 2016, the World Health Organization designated breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.” The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormality.

On March 25-26, 2019, the FDA convened a meeting of the General and Plastic Surgery Devices Panel which covered a range of topics concerning the benefit-risk profile of breast implants, including BIA-ALCL. More recently, on October 24, 2019, FDA issued a draft guidance document providing recommendations to breast implant manufacturers regarding the content and format of revised labeling information for saline and silicone gel-filled breast implants.  The recommendations included a recommendation for a boxed warning that, among other things, states: “Breast implants have been associated with the risk of developing BIA-ALCL and may be associated with systemic symptoms.”

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

If we are unsuccessful in executing our cost plan, our business and results of operations may be adversely affected.

In November 2019, we announced an organizational efficiency initiative (the “Plan”) designed to reduce spending and simplify operations to better align our cost structure to our long-term margin targets. Under the Plan, we will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. (“miraDry”), outsourcing miraDry product assembly to a third party, and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters. Under the Plan, we also intend to reduce our workforce in a series of targeted reductions, which we expect to be completed by the end of the third quarter of 2020.  In total, the Plan is estimated to cost between $3.7 million and $4.5 million through September 30, 2020, excluding non-cash charges.

We cannot provide assurance that our Plan will be successful, that anticipated cost savings will be realized, that our operations, business and financial results will improve and/or that these efforts will not disrupt our operations (beyond what is intended). Our ability to achieve the anticipated cost savings and other benefits within the expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we may experience delays in the timing of these efforts and/or higher than expected or unanticipated costs in implementing them. Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers and business partners, our ability to develop and deliver products and services as anticipated and/or impair our ability to realize our current or future business and financial objectives. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Huiner Settlement and Consulting Agreement

As previously disclosed, on September 30, 2019 (the “Separation Date”), Charles Huiner, the Company’s Chief Operating Officer and Senior Vice President of Corporate Development and Strategy, stepped down from his role to pursue other opportunities. On November 1, 2019, the Company entered into a Confidential Settlement, Release and Consulting Agreement with Mr. Huiner (the “Huiner Agreement”). Pursuant to the Huiner Agreement, in exchange for a general release of all claims, the Company will (1) pay Mr. Huiner, in accordance with the Company’s regular payroll cycle, an amount equal to twelve months of his base salary in effect on the Separation Date, or $393,225, (2) make a lump sum payment equal to Mr. Huiner’s bonus for 2019 prorated through the Separation Date and based upon the achievement of objectives and the determination of the Board of Directors of the final 2019 corporate bonus payout, payable by check in a lump sum no later than April 1, 2020 and (3) reimburse Mr. Huiner for COBRA premiums until the earlier of (1) thirteen months following the Separation Date (2) the date Mr. Huiner is eligible for group health insurance coverage through a new employer or (3) the date Mr. Huiner ceases to be eligible for COBRA continuation coverage for any reason. In addition, the Huiner Agreement provides that Mr. Huiner will continue to provide consulting services (the “Services”) for eight months following the Separation Date. As consideration for the Services, the Company will pay Mr. Huiner a one-time lump sum consulting fee of $32,768.76, continue the vesting of all unvested restricted stock units and performance stock units granted in April 2019 and accelerated the vesting of 33,333 restricted stock units granted in January 2018. In addition, the Huiner Agreement extends the exercise period for any vested stock options until thirteen months from the Separation Date.

Tissue Expander Manufacturing Agreement

On November 7, 2019, the Company entered into an Amended and Restated Manufacturing and Supply Agreement (the “Manufacturing Agreement”) with Vesta Intermediate Funding, Inc. (“Vesta”), providing for the manufacture and supply of the Company’s tissue expanders and accessories (the “Expander Products”). The Manufacturing Agreement has a six-year term, which may be extended by written agreement of the parties, and may only be terminated for cause by the non-defaulting party following written notice of default with a reasonable period to cure.  The Manufacturing Agreement provides that the Company will purchase fixed percentages of its requirements for Expander Products intended for global distribution from Vesta, with such percentages decreasing over time.  In the event that Vesta fails to timely deliver a minimum threshold of the Expander Product orders for a specified period, the purchase requirements shall be adjusted downwards as provided in the Manufacturing Agreement. The Manufacturing Agreement contains customary representations and warranties.

Supply Agreement

On November 7, 2019, the Company entered into a Master Supply Agreement (the “Supply Agreement”) with NuSil Technology LLC (“NuSil”) which provides that NuSil will serve as the exclusive supplier of the Company’s silicone materials for short and long-term implantable products (the “Silicone Products”). The Supply Agreement provides for Set Pricing and Discount Pricing that the Company is able to obtain upon reaching certain minimum purchase requirements in a calendar year. The Supply Agreement has an initial term through December 31, 2026 (the “Initial Term”) which automatically renews for subsequent one year terms (each, a “Renewal Term”), unless a party provides written notice of intent to terminate the Supply Agreement no later than six (6) months prior to expiration of the Initial Term or the then current Renewal Term. The Supply Agreement may be terminated in the event of breach following a 45 day period to cure or in the event of insolvency of a party.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

10.1#	Confidential Settlement, Release and Consulting Agreement, dated November 4, 2019, by and between Sientra, Inc. and Charles Huiner.

10.2†	Amended and Restated Manufacturing and Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.

10.3†	Master Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and NuSil Technology LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract, or agreement.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

November 7, 2019	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

November 7, 2019	By:	/s/ Paul Little
Paul Little
Chief Financial Officer and Treasurer