Form 10-K
period 2019-12-31
Sientra, Inc.
filed 2020-03-16
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2019 as reported by NASDAQ Global Select Market on such date was approximately $278,429,000. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2020, there were  49,985,057 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “OPUS”, “Allox”, “Allox2”, “BIOCORNEUM”, “Curve”, “Dermaspan”, “Luxe”, “Softspan”, “Silishield”, “miraDry”, “Miramar Labs”, “miraDry and Design”, “miraDry Fresh”, “bioTip”, “The Sweat Stops Here”, “No Sweat No Stress”, “Sweat Less Live More”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”, “freshRewards”, “freshNet”, “freshEquity”, “freshConnect”, and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K, or Annual Report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward‑looking statements are often identified by the use of words such as, “anticipate,” “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “intend,” “expect,” “plan,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward‑looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward‑looking statements in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•	the timing and availability of alternative manufacturing sources and our ability to supply our silicone gel breast implants, tissue expanders and other products to our customers;
•	our ability to achieve profitability;
•	our ability to generate significant net sales through the sale of our Breast Products and miraDry products;
•	the ability of our products to achieve and maintain market acceptance;
•	our ability to successfully commercialize our products;
•	our ability to comply with the applicable governmental regulations to which our products and operations are subject;
•	our ability to successfully integrate new products into our portfolio;
•	our ability to retain and grow a high percentage of our customer base;
•	plans regarding the expansion of our sales force and marketing programs;
•	the productivity of our sales representatives and ability to achieve expected growth;
•	our assumptions about the breast implant market;
•	our ability to protect our intellectual property;
•	our ability to successfully defend against lawsuits filed against us and our officers; and
•	our estimates regarding expenses, net sales, capital requirements and needs for additional financing.

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

PART I

Item 1.  Business

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants for augmentation procedures exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We sell our breast tissue expanders for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties.

On June 11, 2017, we entered into a Merger Agreement with miraDry (formerly Miramar Labs) pursuant to which we commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry System, the only FDA-cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio. Following our acquisition of miraDry in July 2017, we began selling the miraDry System, consisting of a console and a handheld device, and consumable single-use bioTips. As a result of the miraDry acquisition, we determined that we will conduct our business in two operating segments: Breast Products and miraDry. The Breast Products segment focuses on sales of our breast implants, tissue expanders and scar management products under the brands OPUS, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System and bioTips.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2019, consisted of 93 employees, including 78 sales representatives and 15 sales managers.  Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2019, our international operations were supported by 7 sales representatives, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

We commenced sales of our breast implants in the United States in the second quarter of 2012. Our Breast Products segment net sales were $46.4 million, $37.0 million, and $31.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. For our miraDry segment, we generate revenues from sales of our miraDry System and from the sales of bioTips which are required for use for each miraDry procedure performed. We generated net sales of $37.3 million for the year ended December 31, 2019, $31.1 million for the year ended December 31, 2018, and $5.1 million for the year ended December 31, 2017 from the acquisition date on July 25, 2017.

Recent developments

Organizational Efficiency Initiative

In November 2019, we announced an organizational efficiency initiative (the “Plan”) designed to reduce spending and simplify operations. Under the Plan, we will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc., outsourcing miraDry product assembly to a third party, and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters. Under the Plan, we intend to reduce our workforce by terminating approximately 70 employees, which the Company expects to be completed by the end of the third quarter of 2020. Refer to Item 7, “Management’s Discussion and Analysis” and Note 3 to our accompanying consolidated financial statements of this Annual Report on Form 10-K for further information on our organizational efficiency initiative.

Acquisition of certain assets from Vesta Intermediate Funding, Inc.

On November 7, 2019, we entered into an Asset Purchase Agreement with Vesta Intermediate Funding, Inc., or Vesta, pursuant to which we purchased certain assets and obtained a non-exclusive, royalty-free, perpetual, irrevocable, assignable, sublicensable, and worldwide license to certain intellectual property owned by Vesta (the “Vesta Acquisition”). With this acquisition, we obtained full control of the Class 3 breast implant manufacturing operation previously owned and operated by Vesta, which we believe will allow us to gain access to implement manufacturing efficiencies and improve our demand planning to ultimately reduce our manufacturing costs in the future. Refer to Note 4(a) to our accompanying consolidated financial statements of this Annual Report on Form 10-K for further information on the Vesta Acquisition.

Our Market

The global market for aesthetic procedures is significant. The American Society of Plastic Surgeons, or ASPS, estimates that U.S. consumers spent approximately $17 billion on approximately eighteen million cosmetic procedures in 2018, including both surgical and non-invasive cosmetic treatments.

Breast Products

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, over 329,000 primary breast augmentation procedures were performed in the United States in 2018. Based on the number of procedures reported by ASAPS and ASPS and our estimates of average selling price, implant mix and implants per procedure, we estimate the global breast market to be approximately $1.5 billion, with the currently addressable U.S. market for our currently available breast products at approximately $600 million.

We sell our breast implants used for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi-year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 7,000 board certified plastic surgeons actively practicing in the United States. Our tissue expanders which are used in breast reconstruction procedures are sold predominantly to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures.

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

Hyperhidrosis is a medical condition of varying degree in which a person sweats excessively. The prevalence of hyperhidrosis in the United States is significant. A study published by Strutton et al. in the June 2004 issue of the Journal of the American Academy of Dermatology, or AAD, titled “U.S. prevalence of hyperhidrosis and impact on individuals with axillary hyperhidrosis: Results from a national survey,” estimated that 2.8% of the general population has hyperhidrosis (in this study defined as excessive or abnormal sweating) with 50.8% thereof having axillary hyperhidrosis. Additionally, the general consensus of medical practitioners is that the definition of hyperhidrosis includes anyone who is bothered by their sweat. As such, the definition of hyperhidrosis is broad in scope and the condition depends upon whether patients have determined that their sweating is excessive or abnormal. Because this assessment is subjectively determined by the patients themselves, there is no quantifiable standard that medical practitioners use to determine whether a patient is suffering from axillary hyperhidrosis. If patients subjectively determine that their underarm sweating is excessive and as such are bothered by their sweating, such patients are considered to be suffering from axillary hyperhidrosis.

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

miraDry

The miraDry procedure addresses a large underpenetrated market in the non-surgical, lifestyle aesthetics category. The miraDry treatment is the first and only FDA-cleared solution to reduce underarm sweat, odor and hair of all colors with as little as one 60-minute treatment, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical procedures. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve the lasting results. Due to these advantages, we believe that the miraDry treatment is appealing to a wide range of individuals seeking a lasting solution to underarm sweat.

The miraDry System has been cleared by the FDA as indicated for use in the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal underarm sweating in excess of that required for regulation of body temperature and reduction of underarm hair. When used for the treatment of primary axillary hyperhidrosis, the miraDry System may reduce underarm odor. In addition, the miraDry System received CE mark approval for the treatment of primary axillary hyperhidrosis and approval in several other countries for the treatment of primary axillary hyperhidrosis. We are approved to sell the miraDry System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America.

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

Board-certified plastic surgeon focus. We sell our breast implants for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons who are thought leaders in the medical aesthetics industry. Our tissue expanders which are used in breast reconstruction procedures are predominantly sold to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings. We believe that securing the loyalty and confidence of Plastic Surgeons is essential to our success and that our association with Plastic Surgeons enhances our credibility and aligns with our focus on making a difference in patients’ lives.

miraDry

Strong clinical trial outcomes. The miraDry System is the only FDA-cleared device to reduce underarm sweat, odor and hair of all colors. Clinical studies involving more than 150 patients have shown that one or two miraDry procedures can noticeably and measurably reduce the amount of sweat from the axilla, or underarm. In our study involving 120 subjects, 89% of patients that received treatment experienced reduction in their sweat with no reported deaths, injuries requiring immediate medical attention to prevent death, or permanent impairment. In a second study involving 31 patients, patients reported an average of 82% sweat reduction at 12 months and 100% of patients reported an improvement in their Hyperhidrosis Disease Severity Scale, or HDSS, score at 24 months, with all patients reporting their sweating as either never noticeable or tolerable. Because sweat glands do not regenerate after the procedure, we believe the results are lasting.

Patient satisfaction. miraDry allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with more invasive procedures for sweat, odor and hair reduction. In addition, unlike many other non-surgical procedures, patients are not required to undergo multiple or recurring treatment procedures to obtain aesthetic results. According to RealSelf.com, a leading online community helping people make confident choices in elective cosmetic procedures, as of March 6, 2020, the miraDry procedure received a 86% “worth it” rating from patients.

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

Increase our international presence. There is strong global demand for aesthetic procedures outside of North America. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market miraDry in numerous international markets. We intend to seek regulatory approval to market miraDry in additional international markets, as well as grow our international sales and marketing organization to focus on increasing sales and market share, as well as strengthening our customer relationships. As part of this strategy, we are and intend to continue to opportunistically deploy a direct sales force in select international markets. We also intend to seek regulatory approval to market Breast Products in select international markets.

Our Products

Our portfolio of products has been specifically tailored to meet the needs of the physicians we serve. We believe that our broad portfolio of products with technologically differentiated characteristics enable physicians to deliver better outcomes for their patients.

Breast Products

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 400 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective augmentation procedures that are generally performed on a cash-pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including High-Strength Cohesive silicone gel and shell texturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the silicone shell and High-Strength Cohesive silicone gel used in our implants. The texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture. Our tissue expanders are primarily used in non-elective breast reconstruction procedures. Our Allox2 tissue expanders have a unique dual port and integral drain that permits access to periprosthetic space for less invasive draining of serous fluid, while our Dermaspan tissue expanders are uniquely designed for a gentle and more comfortable expansion.

In addition, since 2016, we have offered BIOCORNEUM, an advanced silicone scar treatment, directly to physicians, surgeons, and dermatologists.

We sell our silicone gel breast implants for augmentation procedures exclusively to Plastic Surgeons. We seek to provide Plastic Surgeons with differentiated services, including enhanced customer service offerings and a twenty-year limited warranty that provides patients with cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event; a lifetime no-charge implant replacement program for covered ruptures; and the industry’s-first policy of no-charge replacement implants to patients who experience covered capsular contracture, double capsule and late-forming seroma events within twenty years of the initial implant procedure.

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

The miraDry System has been cleared by the FDA as indicated for use in the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature, plus unwanted underarm hair removal, and permanent reduction of underarm hair of all colors for Fitzpatrick skin types I – IV. Permanent hair reduction is defined as long-term, stable reduction in the number of hairs regrowing when measured at 6, 9 and 12 months after the completion of a treatment regime. When used for the treatment of primary axillary hyperhidrosis, the miraDry System may reduce underarm odor. In addition, the miraDry System received CE mark approval for the treatment of primary axillary hyperhidrosis and approval in several other countries for the treatment of primary axillary hyperhidrosis.

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

Our 10-year breast implant clinical trial, which has been completed, is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial were subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over a ten‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. An additional large prospective Post Approval Study, or PAS, is being conducted on our breast implants. The PAS is a newly enrolled U.S. cohort study designed to evaluate long-term clinical performance under general conditions in the postmarket environment (i.e., “real-world” study). The study involves 5,197 Sientra patients and 301 control patients followed annually for 10 years. We received a Warning Letter from FDA, dated March 19, 2019, relating to the Company’s failure to meet the FDA-approved minimum retention rate for this PAS. We responded to this Warning Letter and are in continued dialogue with FDA to fully address our study’s participant retention, including patient questionnaire completion and additional follow-up office visits.

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

•	We provide digital assets and direct-to-consumer, or DTC, advertising to help increase patient awareness and demand for our brand and a select number of our customers.

miraDry

We have implemented targeted marketing and practice support programs.

Health Care Provider Marketing

•

We offer a physician loyalty program called freshRewards, which provides quarterly benefits and incentives to customers based on their bioTip purchases in the previous quarter.  The program includes co-op advertising with usage guidelines to help increase patient demand for miraDry.  The program also provides access to miraDry branded assets, physician locator priority ranking, and a service contract discount at all levels.

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

Sales and Marketing

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2019, consisted of 93 employees, including 78 sales representatives and 15 sales managers. Additionally, we sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2019, our international operations were supported by 7 sales representatives, as well as a number of consultants supporting both direct sales efforts and distributor relationships.

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

Research and Development

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $13.5 million, $10.9 million and $9.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The addition of miraDry added $4.4 million, $2.0 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively from the acquisition date of July 25, 2017. Our Breast Products segment research and development is focused on enhancing and improving our breast products and tissue expanders, increasing our breast implant portfolio, product development related activities and expanding into synergistic markets. Our miraDry research and development is focused on products and procedure enhancements and development of products for new indications. Product and procedure enhancements include changes to improve efficacy of the therapy, the patient experience, and the physician/operator experience. As related to the miraDry System, for products for new indications, we will seek to leverage our miraWave microwave energy platform to develop products to serve additional needs in dermatology and plastic surgery. The goal is to be able to treat multiple indications with the existing miraDry console using different handpieces and custom software. Our miraDry research and development group is comprised of engineers, microwave scientists and technicians. We believe research and development is important to the success of the Company as we continue to develop and expand our product portfolio.

Manufacturing and Quality Assurance

Breast Products

We hold FDA Medical Device Establishment Registrations for both our location in Santa Barbara and our manufacturing facility in Franklin, Wisconsin.  All of our medical device products are listed under our Device Listing where it indicates we are the specification developer and manufacturer of our products, and except for our breast implant sizers, we are the owner of our products’ FDA approvals and clearances. This means that we are primarily responsible for the design, manufacturing and quality assurance of our products. While we manufacture our breast implants in our Franklin, Wisconsin facility, we do not manufacture our tissue expanders ourselves. Instead, we rely on our third-party manufacturer to manufacture and package our tissue expanders to our specifications. When we receive our tissue expanders from our third-party manufacturer, we inspect a representative sample of packaging and labeling prior to shipping them to our customers. We typically maintain strategic levels of inventory at our storage facilities located in Santa Barbara, California and our manufacturing plant in Franklin, Wisconsin.

We, along with our third-party manufacturer are subject to the FDA’s Quality System Regulation, or QSR, reporting requirements and current Good Manufacturing Practices, or cGMP, audits by the FDA. Under the QSR and cGMP requirements, manufacturers, including third-party manufacturers, must follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process. The FDA has regularly inspected both the Company and our suppliers. The Company has never been the subject of any manufacturing related 483 Observations or Warning Letters, or any other FDA assertions that we are in violation of the FDCA, as it pertains to our Breast Products.

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

In March 2017, we entered into a manufacturing agreement with Vesta for the manufacture and supply of our breast implants and submitted a PMA supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta. In January 2018, the FDA granted approval of the site-change PMA supplement for Vesta to manufacture our silicone gel breast implants and approved three (3) process enhancement filings, the last of which was approved in April 2018. On November 7, 2019, we acquired the Vesta manufacturing operations, providing us with a fully operational Class 3 breast implant manufacturing operation.

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

Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA inspected our facility in August 2016 and at the conclusion of such routine audit, a Form 483 was issued with two observations. The FDA acknowledged receipt of periodic status reports documenting the completion of corrections and corrective actions taken by us to address each of the two observations. The FDA will verify acceptability of the actions taken during its next routine inspection. No further actions are required at this time. In international markets, we are required to obtain and maintain various quality management system certifications. We have obtained the following international certifications for the miraDry System: ISO 13485:2016 Quality Management Systems Requirements, in support of both our CE marking and Canadian Medical Devices Conformity Assessment System (CMDCAS) requirements. Our notified body, NSAI, most recently audited our facility in August 2019 and subsequently renewed our ISO 13485-2016 certification and issued our Medical Device Single Audit Program (MDSAP) certification, covering the quality system requirements for Australia, Brazil, Canada, Japan and the United States.

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

Healthcare Regulation

As a device manufacturer, even though we do not control referrals or bill directly to Medicare, Medicaid or other third-party payors, we are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states in which we conduct our business, as well as other healthcare laws and regulations. Our business activities, including but not limited to, research, sales, marketing, promotion, distribution, medical education and other activities may  be subject to regulation under additional healthcare laws by numerous regulatory and enforcement authorities in the United States, in addition to the FDA. These laws include, without limitation, state and federal anti‑kickback, false claims, physician payments sunshine, and patient data privacy and security laws and regulations, including but not limited to those described below.

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

The healthcare laws and regulations that may affect our ability to operate include:

Federal Anti‑Kickback Statute.  The federal Anti‑Kickback Statute prohibits, among other things, knowingly or willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase, recommendation, order or furnishing, or the arranging for the purchase, recommendation, order or furnishing, of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as improper payments, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at other than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all of its facts and circumstances.

The penalties for violating the federal Anti‑Kickback Statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to commit a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated.  In addition, a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA.

We have entered into consulting, speaker and other financial arrangements with physicians, including some who prescribe or recommend our products to patients. We engage such physicians as consultants, advisors and to educate other physicians. While we endeavor to ensure that our financial arrangements with actual and potential referral sources comply with applicable federal and state laws, the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws could lead to potential enforcement action. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management's attention from the business. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. Noncompliance with the federal Anti‑Kickback Statute could result in the penalties set forth above.

Federal Civil False Claims Act (“FCA”).  The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Manufacturers can be held liable under the FCA if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. In addition, the Patient Protection and Affordable Care Act (ACA) expanded liability for claims under the Anti-Kickback Statute, providing that Anti-Kickback Statute violations are now “per se” violations under the FCA. Penalties for FCA violations include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,665 and $23,331 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal FCA is a civil statute, FCA violations may also implicate various federal criminal statutes.

In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud, known as “qui tam”, or whistleblower, lawsuits. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. There continue to be hundreds of qui tam actions each year, causing a number of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

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

The Administrative Simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, mandate, among other things, that certain types of entities and individuals adopt uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes certain of HIPAA’s standards and requirements directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. We are not a covered entity or a business associate under HIPAA, however, it is possible that in the future, we could, in certain limited circumstances, enter into a business associate relationship with one of our covered entities customers. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Additionally, HITECH mandates the reporting of certain breaches of health information to the Department of Health and Human Services, affected individuals and if the breach is large enough, the media.

Even when HIPAA does not apply, according to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair and/or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted legislation – the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General will issue clarifying regulations, and although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what language the final Attorney General regulations will contain or how the statute and the regulations will be interpreted.

Physician Payments Sunshine Act.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, imposed, among other things, new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31 of each calendar year. Federal legislation enacted in 2018 has extended the scope of reporting requirements to apply to payments and transfers of value to not only physicians, but also physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021).

Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states, such as California, Nevada, and Connecticut, also mandate that device manufacturers implement compliance programs consistent with the AdvaMed Code. Other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.

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

The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third party assessment by a “Notified Body.” This third‑party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country‑by‑country basis. Outside of the European Union, regulatory approval would need to be sought on a country‑by‑country basis in order for us to market our Breast Products. Although the United Kingdom has now left the European Union in what is commonly referred to as “Brexit”, it is in a “transition period” until 31 December 2020. During this time the United Kingdom will continue to apply all existing and new European Union laws, and will remain under the regulatory supervision of the European Commission and the judicial supervision of the European Union courts.  There will be no changes to the regulation of medical devices in the United Kingdom, nor to the movement of medical device products between the United Kingdom and the European Union, during the transition period.  While there is no present certainty what a trade deal, if any, would entail, even if a trade deal is agreed to prior to the expiration of the transition period, there will be change from the current status quo, which may include a change in product standards, reaffirming that products meet the current standards and custom procedures to be completed in advance of imports in either direction. If no deal is agreed to prior to the expiration of the transition period, medical devices may become subject to tariffs and customs procedures.  In addition, the Unted Kingdom and European Union will have autonomous regulatory regimes, which may require new approval procedures for imports.  We are currently monitoring developments with Brexit and its impact on the Company.

Coverage and Reimbursement.  Sales of our products depend, in part, on the extent to which the procedures using our products will be covered by third‑party payors, such as government health care programs, commercial insurance and managed healthcare organizations. Breast augmentation and miraDry procedures are generally performed on a cash‑pay basis and are not covered by third‑party payors. In contrast, breast reconstruction procedures may be covered by third‑party payors provided that certain coverage criteria are satisfied, but such third‑party payors are increasingly limiting coverage and reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost‑containment programs, including price controls, restrictions on coverage and reimbursement. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical device and drug products and medical services, in addition to questioning their safety and efficacy. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and results.

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

Since January 2017, Congress and the Trump Administration have been engaged in various efforts to repeal or materially modify various aspects of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or “ACA”). The results and effects of such ongoing efforts have varied after facing judicial and Congressional challenges, but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017 (TCJA) rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required.  In addition, the Trump Administration announced that it will continue to administer the law until a formal decision is made by the U.S. Supreme Court.  The Supreme Court recently announced that it will hear a challenge in Texas v. United States, though arguments have not yet been set. It is likely that the case will be scheduled for arguments early in the next term that starts in October 2020. Apart from Texas v. United States, ACA litigation continues across the country in district and appellate courts, and before the Supreme Court. The Supreme Court will issue at least two ACA-related decisions before the end of its current term: one on the risk corridors program (Maine Community Health Options v. United States) and the other on religious or moral exemptions to the contraceptive mandate (Trump v. Pennsylvania and Little Sisters of the Poor v. Pennsylvania). Both decisions are expected before July 2020. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year.

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

Our Breast Products trademark portfolio consists of 25 worldwide registered trademarks and 9 pending trademark applications. Our miraDry trademark portfolio consists of 94 worldwide registered trademarks and 1 pending trademark application.

Our Breast Products patent portfolio consists of 2 pending U.S. patent applications, as well as several in-licensed patent rights. Our miraDry patent portfolio is comprised of 18 granted or allowed U.S. patents, 104 granted or allowed foreign counterpart patents, 9 pending or published U.S. patent applications, and 18 pending or published foreign counterpart patent applications.

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

Employees

As of December 31, 2019, we had 339 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

Since our inception, we have incurred significant net operating losses. As of December 31, 2019, we had an accumulated deficit of $468.9 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the year ended December 31, 2019, our net loss was $106.8 million. The extent of our future operating losses and the timing of profitability are uncertain, especially in light of our inventory supply issues. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

We may not successfully integrate newly acquired businesses into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

We have completed a series of business and product acquisitions including our acquisition of our manufacturing operations from Vesta, our acquisition of miraDry, our product acquisitions, including BIOCORNEUM and our tissue expanders portfolio. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. In addition, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

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

We depend on a continued positive reception from our Plastic Surgeon customers and their patients to be able to reestablish the market position we had prior to the voluntary suspension of our Breast Products manufactured by Silimed. Additionally, our re-entry into the market has required us to effectively and responsibly educate accounts on the results of our testing and reconfirm our strong clinical data, while providing the same high levels of customer service to which our Plastic Surgeons are accustomed. Our PSCs are working diligently to solidify the confidence and support of all our Plastic Surgeons; however, if we are not successful in re-establishing and maintaining these relationships or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

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

We rely on sole suppliers to manufacture or supply the components for some of our products, including our breast products, scar management, tissue expander and bioTip products, and any production problems or inability to meet our demand could adversely affect our business prospects.

We rely on sole suppliers to manufacture certain of our products or the components used therein, including our silicone materials, our tissue expanders, Biocorneum and our bioTips, and the loss of any such supplier or any disruption in operations, production problems or inability to meet our supply demands of any such supplier could have a material adverse and severe effect on our business, financial condition and results of operations. Additionally, there can be no guarantees that we would be able to replace or transition to alternative suppliers on a timely basis or at all, if needed. If we are required to replace any of our sole suppliers, or transition to alternative suppliers, it may adversely impact our operations.

For example, we have entered into a definitive manufacturing agreement with NuSil Technology LLC (“NuSil”), who serves as the sole supplier of our silicone materials for short and long-term implantable products. If NuSil is unable to scale its manufacturing operations to meet our requirements in any future period, or if there are any delays or disruptions in manufacturing or delivering the implants, we may not be able to achieve our anticipated sales levels and our net sales and business prospects could suffer significantly. In addition, if NuSil were to terminate or otherwise fail to perform under the definitive manufacturing agreement, we would need to identify and qualify another alternate manufacturer, which would require a significant amount of time and resources and result in a supply interruption.

There are numerous risks in relying on sole suppliers to manufacture our products, which, individually or in the aggregate, could have a material adverse and severe effect on our business, financial condition and results of operations.

We have limited manufacturing experience. We could experience manufacturing problems that result in our inability to satisfy customer demand or otherwise harm our business. Disruption in our manufacturing operations may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

We have limited manufacturing experience. With the Vesta Acquisition, we are now responsible for the manufacturing of our breast implants.  We may be unable to produce sufficient quantities of our breast implants to meet customer demand. Any such failure would have a negative impact on our business, financial condition and results of operations. In addition, our manufacturing processes are regulated by the FDA and any failure to comply with our FDA-approved processes could result in significant delays which would adversely impact our business. Further, a serious disruption, such as a tornado, flood or fire, to our manufacturing facility could damage our inventory levels and manufacturing operations and could materially impair our ability to distribute our breast implant products to customers in a timely manner or at a reasonable cost. We could also incur significantly higher costs and experience longer lead times during the time required to reopen or replace our primary distribution center or manufacturing facility. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

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

Our reliance on any third-party manufacturer, including NuSil, which supplies our silicone materials, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM scar management products, SiMatrix, a Vesta subsidiary that supplies the tissue expanders, Healthcare Technology International which supplies bioTips for our miraDry System or any other third-party manufacturer we procure and qualify for the manufacture of our Breast Products or miraDry Products involves a number of risks. Changes that our manufacturers may make outside the purview of our direct control, or other mistakes and mishandling of our products, can have an impact on our processes and quality, as well as the successful delivery of our products.  Additionally, if any third-party manufacturer becomes unable or unwilling to supply our products, we may not be able to find an alternate supplier in a timely manner. For example, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Our existing manufacturing contracts will also expire, and there can be no assurance that our contracting counterparties will agree to continue to manufacture and supply our products or they may impose increased pricing terms if the contract is renegotiated or renewed.

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
•

natural disasters, disease pandemics impacting the supply chain (such as the recent Coronavirus outbreak), labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturer or its suppliers may occur;

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

We cannot predict future changes that may occur to the regulatory landscape regarding our products based on this Panel Meeting and subsequent developments regarding long-term data.  For example, FDA issued draft guidance in 2019 informed by the Panel’s recommendations to require a boxed warning and a standardized patient decision checklist as part of the informed consent process, along with other recommendations to update and provide additional labeling information.

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

Since January 2017, Congress and the Trump Administration have been engaged in various efforts to repeal or materially modify various aspects of the ACA. The results and effects of such ongoing efforts have varied after facing judicial and Congressional challenges, but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented. For example, on December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017 (TCJA) rendered the individual mandate unconstitutional. The judge further concluded in Texas v. Azar that since the individual mandate is “essential” to the ACA, it could not be severed from the rest of the ACA and therefore, the entire ACA was unconstitutional. Despite its decision, however, the court did not issue an injunction and therefore, immediate compliance is not required.  In addition, the Trump Administration announced that it will continue to administer the law until a formal decision is made by the U.S. Supreme Court. The Supreme Court recently announced that it will hear a challenge in Texas v. United States, though arguments have not yet been set. It is likely that the case will be scheduled for arguments early in the next term that starts in October 2020. Apart from Texas v. United States, ACA litigation continues across the country in district and appellate courts, and before the Supreme Court. The Supreme Court will issue at least two ACA-related decisions before the end of its current term: one on the risk corridors program (Maine Community Health Options v. United States) and the other on religious or moral exemptions to the contraceptive mandate (Trump v. Pennsylvania and Little Sisters of the Poor v. Pennsylvania). Both decisions are expected before July 2020. It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. Such legislation and regulation of healthcare costs may, however, result in decreased lower reimbursements by governmental and private payors to our customers, which may adversely affect our business, financial condition and results of operations. Financial arrangements and incentives that may impact healthcare decision-making continue to be a subject of attention for Congress and health regulators.  For example, the federal Eliminating Kickbacks in Recovery Act of 2018 (EKRA) notably in some instances (relating to recovery centers, clinical treatment facilities, and clinical laboratories) applies to services payable by commercial insurers and self-pay patients, as opposed to only services for which payment is available from government payors.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability would suffer.

We are subject to the risks arising from adverse changes in general economic and market conditions, pandemics or political actions including new or increased trade protection policies such as tariffs, particularly in China, where certain of our miraDry products are manufactured. Certain elective procedures, such as breast augmentation, are typically not covered by insurance. Adverse changes in the economy or a “trade war” may cause consumers to reassess their spending choices and reduce the demand for these surgeries and other procedures and could have an adverse effect on consumer spending. This shift could have an adverse effect on our net sales and profitability. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. For example, in December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in Wuhan, China that has since spread to other regions in China and the rest of the world. To contain the outbreak, the Chinese central government extended the Lunar New Year holiday for one week and issued guidance pursuant to which local governments in China have taken temporary measures to limit large gatherings and impose travel restrictions. As a result, our bioTip manufacturer in China was required to close for a week and has only recently reopened and is operating at reduced capacity as of the date of this Annual Report on Form 10-K. In addition, the outbreak may reduce consumer demand for our products in China and elsewhere as the virus spreads. The outbreak may result in additional or more extensive travel restrictions, closures, disruptions of business or operations in China or other affected regions around the world or lead to social, economic, political or labor instability in the affected areas that may impact our, our suppliers’ or our customers’ operations. The outbreak may adversely affect our financial condition and results of operations. At this point, the extent of such impact is uncertain.

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

Our principal offices are located in Santa Barbara, California. Substantially all of our operations are conducted at this location, including customer service, development and management and administrative functions. Substantially all of our inventory of Breast Products is held at a second location in Santa Barbara, California, we manufacture, distribute, and service our miraDry Systems at a third location in Santa Clara, California, and, with the Vesta Acquisition, we manufacture our breast implants at a fourth location in Wisconsin. Despite our efforts to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism, public health crisis (such as the recent Coronavirus outbreak) or a natural or other disaster, such as an earthquake, tornado, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

We may be adversely affected by natural disasters or public health crises and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and certain other facilities are located in Santa Barbara, California, which in the past has experienced both severe earthquakes, wildfires, and mudslides. Earthquakes, wildfires, other natural disasters, or public health crises (such as the recent Coronavirus outbreak) could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

As a result of our acquisition of miraDry, we face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to international operations. We are able to market and sell the miraDry System in over 40 international markets outside of North America, including countries in Asia, Europe, the Middle East and South America. In addition, we may seek to market and sell the miraDry System in additional countries, as well as seek approval to market and sell our breast products in international markets, in the future. These laws, regulations, policies and standards are complex, and there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Compliance with existing laws, regulations, policies and standards, the adoption of new laws, regulations, policies or standards, changes in the interpretation of existing laws, regulations, policies or standards, changes in the regulation of our activities by a government or standards body and/or rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations, policies or standards, including, among others, those affecting manufacturing practices, competitive business practices, the use of our products, protection of intellectual property, trade and trade protection, including tariffs, foreign currency, investments or loans, taxation, export control, privacy and data protection, environmental protection, health and safety, labor and employment, human rights, corporate governance, public disclosure or business conduct could have an adverse effect on our business and results of operations.

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

Our indebtedness under our credit agreements with MidCap Financial Trust, or the Credit Agreements, our Convertible Note with Deerfield and our other financial obligations could:

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

There is no guarantee that we will be able to pay the principal and interest under the Credit Agreements or the Convertible Note or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Credit Agreements or Convertible Note. Our obligations under the Credit Agreements are secured by a perfected security interest in all of our tangible and intangible assets (including our intellectual property assets), except for certain customary excluded property and all of our and our subsidiaries capital stock, with certain limited exceptions. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.

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

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.  Our net sales and results of operations will be affected by numerous factors, including:

•	our ability to integrate and achieve the anticipated benefits of our acquisitions of the Vesta manufacturing operations, miraDry, BIOCORNEUM and our tissue expander portfolio;

•	the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•	our ability to drive increased sales of Breast Products, miraDry Systems and bioTips;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•	results of clinical research and trials on our existing products;
•	the impact of the past regulatory inquiries of Silimed on our brand and reputation;
•	timing of our research and development activities and initiatives;
•	the mix of our products sold due to different profit margins among our products and sales channels;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	the ability of our suppliers to timely provide us with an adequate supply of products;
•	the evolving product offerings of our competitors;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	increased labor and related costs;
•	interruption in the manufacturing or distribution of our products;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products; and
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of approximately $389 million available to reduce future taxable income, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In addition, the deduction for NOLs generated after 2017 is limited to 80% of our taxable income. As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our consolidated balance sheet. Our deferred tax assets for net operating loss carryforwards have been offset by a full valuation allowance in our financial statements.

If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then compare the fair value of goodwill with its carrying amount to measure any impairment loss. Adverse changes in our business, including a deviation from our expected growth rate and performance, a significant decline in future operating cash flows, or a significant change in our stock price or market capitalization may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position. For example, as previously disclosed in our Quarterly Report on Form 10-Q for the period ending June 30, 2019, we recorded an impairment to goodwill relating to our miraDry acquisition.

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

If we or if our third-party manufacturers fail to comply with the FDA’s good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

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

Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition and operating results.  Furthermore, our manufacturers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

Our ability to market the miraDry System is limited to the treatment of sweat, odor and hair in the underarm in the United States and sweat only internationally, and if we want to expand our marketing claims, we will need to obtain additional regulatory clearances or approvals, which may not be granted.

We currently only have FDA clearance to market the miraDry System in the United States for the treatment of primary hyperhidrosis of the axilla, or the underarm, and for permanent hair reduction procedures in the axilla and clearance to market internationally is limited to sweat only. This clearance restricts our ability to market or advertise the miraDry System for other specific body areas, and other conditions, which could limit physician adoption and patient demand for the miraDry System. We believe that future applications using the miraDry System could be used to treat other body areas, such as the feet and hands, where patients experience sweat-bothered symptoms. Developing and promoting these new treatment applications for our miraDry System is an element of our growth strategy, but we cannot predict when or if we will receive the clearances required to implement these additional products and applications. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in submission of, or applicable regulatory clearances for, new treatment applications. In the event that we do not obtain additional regulatory clearances, our ability to promote the miraDry System in the United States and internationally will be limited. Ongoing restrictions on our ability to market the miraDry System in the United States and internationally for other indications or body areas could harm our business and limit our net sales growth.

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

If we modify our FDA approved or cleared devices or manufacturing processes, we may need to seek additional clearances or approvals, which, if not granted, would prevent us from selling our modified products.

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

Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA, and is inconsistent with the FDA-required labeling. Use of a device outside of its cleared or approved indications is known as “off-label” use.  Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine.  However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results.  It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  In that event, our reputation could be damaged and adoption of the products could be impaired.  Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion.  It is also possible that other federal, state or foreign enforcement authorities might take action, such as federal prosecution under the federal civil False Claims Act, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure.  Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the Department of Justice has consistently asserted in False Claims Act briefings that “speech that serves as a conduit for violations of the law is not constitutionally protected.” In addition, the off-label use of our products may increase the risk of product liability claims.  Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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

In addition, regulations and guidance are often revised or reinterpreted by governmental agencies, including the FDA, CMS, and the Department of Health and Human Services Office of the Inspector General (“OIG”) and others, in ways that may significantly affect our business and our products.  Any new regulations, revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products.

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

We are not currently directly subject to HIPAA or HITECH because we are neither a Covered Entity nor a Business Associate (as that term is defined by HIPAA).  However, in administering our warranties and complying with FDA-required device tracking, we do regularly receive confidential and personal information from our customers which may be directly subject to HIPAA. We also occasionally encounter hospital customers that require us to sign Business Associate Agreements, or BAAs, although, to date, we have generally refused, given that we do not believe we are business associates to such Covered Entities under HIPAA or HITECH.  If the law or regulations were to change or if we were to agree to sign a BAA, the costs of complying with the HIPAA standards are burdensome and could have a material adverse effect on our business.  In addition, under such situations there would be significant risks and financial penalties for us if we were then found to have violated the laws and regulations that pertain to Covered Entities and Business Associates.

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

U.S. and foreign privacy and data protection laws and regulations may impose additional liabilities on us.

U.S. federal and state privacy and data security laws and regulations regulate how we and our partners collect, use and share certain information. In addition to HIPAA, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General will issue clarifying regulations and although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what language the final Attorney General regulations will contain or how the statute and regulations will be interpreted. The CCPA has prompted a wave of proposals for new federal and state privacy legislation, some of which may be more stringent than the CCPA, that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer, and storage of personal data, such as information that we collect about customers and patients in connection with our operations abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

For example, the EU implemented the General Data Protection Regulation (GDPR) a broad data protection framework that expands the scope of EU data protection law to include certain non-European Union entities that process the personal data of EU residents, including clinical trial data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and protect information about them. The processing of sensitive personal data, such as information about health conditions, leads to heightened compliance burdens under the GDPR and is a topic of active interest among EU regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. The GDPR increases our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

A data security breach or other privacy violation that compromises the confidentiality, integrity or availability of the personal information of our customers, clinical trials participants, collaborators or employees could harm our reputation, compel us to comply with U.S. or international breach notification laws, subject us to mandatory corrective action, and otherwise subject us to liability under U.S. or foreign laws and regulations. Data breaches or other security incidents could also compromise our trade secrets or other intellectual property. If we are unable to prevent such data security breaches and security incidents or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational harm, financial loss or other regulatory penalties. In addition, such events can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented security measures designed to protect our information technology systems, such measures may not prevent such events.

Finally, it is possible that these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort, and proceedings against us by governmental entities or others. If we expand into other foreign countries and jurisdictions, we may be subject to additional privacy and data protection laws and regulations that may affect how we conduct business.

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

In 2017, we settled a securities class action lawsuit and have reached a settlement agreement with the SEC.  If we are subject to additional claims, our insurance may not be sufficient to cover additional expenses incurred.

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

In March 2018, we reached an agreement-in-principle with the Staff of the Division of Enforcement, or the Staff, of the SEC to settle, without admitting or denying, charges arising out of the SEC’s investigation into alleged false and misleading statements or omissions made in connection with the 2015 offering. Those charges included alleged violations of Section 10 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Sections 17(a)(1)-(3) of the Securities Act. On September 19, 2018, the SEC issued an order approving the terms of the settlement agreement.

We may, in the future, be subject to regulatory claims, including claims for violations of the federal securities laws, rules and regulations, and may also need to defend claims against our current or former directors and officers. If that occurs, we may be required to pay a monetary settlement or judgment and we may not have sufficient insurance coverage remaining to cover the costs of any such claims or any related potential indemnification obligations to our current or former directors and officers.  Moreover, even if these claims against us are not successful, the defense of such claims could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

As a public company, we are required to comply with certain of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, regarding internal control over financial reporting, including a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

The process of remaining compliant with Section 404 may divert internal resources, which may result in additional deficiencies and material weaknesses being identified by us or our independent registered public accounting firm. We may experience higher than anticipated operating expenses, that further contribute to our resource constraints and the benefits of the controls must be considered relative to their costs. Maintaining documentation of our internal control system and financial processes, remediation of control deficiencies and management testing of internal controls will require continued substantial effort by us. If our internal control over financial reporting or our related disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, file our periodic reports in a timely manner, or may lead to material weaknesses, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. Specifically, our control environment process was ineffective for holding individuals accountable for the operation of their internal control responsibilities. This control failure prevented the effective operating of management review controls over goodwill and intangible asset impairment, including the underlying financial data, calculations, and assumptions supporting the forecasted financial information utilized to measure the fair value of the reporting unit, intangible assets, and the associated impairment charges. This deficiency did not result in an adjustment but still represented a material weakness in our internal control over financial reporting as of December 31, 2019 because there is a reasonable possibility that material misstatements to our consolidated financial statements will not be prevented or detected on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Information regarding our equity securities is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 11.”

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

Our amended and restated certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, any action or proceeding asserting a claim as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery of the State of Delaware or any action asserting a claim against us that is governed by the internal affairs doctrine, subject in each case to the Court of Chancery having personal jurisdiction over the parties named as defendants therein. The exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters located in Santa Barbara, California is approximately 20,000 square feet. The term of the lease for our headquarters expires in February 2025. We also lease warehouse spaces located in Santa Barbara, California, which is approximately 10,000 square feet, a space used for research and development in Carpinteria, California, which is approximately 5,000 square feet, and a manufacturing space in Franklin, Wisconsin, which is approximately 24,000 square feet. These leases terms expire in January 2022, December 2021, and November 2027, respectively. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Our miraDry facilities are located in Santa Clara, California, where we lease and occupy approximately 29,000 square feet of office, manufacturing and research and development space. The current term of our Santa Clara lease expires in July 2024.

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements.”

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “SIEN” since our initial public offering on October 29, 2014. Prior to this time, there was no public market for our common stock.

Holders of Record

As of March 4, 2020 there were approximately 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2019.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K.

We derived the financial data for the years ended December 31, 2019, 2018, and 2017 and as of December 31, 2019 and 2018 from our financial statements, which are included elsewhere in this Annual Report on Form 10‑K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015, were derived from the audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of operations data
Net sales	$83,699	$68,126	$36,542	$20,734	$38,106
Gross profit	50,687	41,304	22,371	13,854	27,452
Net loss	(106,818)	(82,627)	(64,028)	(40,166)	(41,230)
Net loss per share
Basic and diluted	$(2.63)	$(3.25)	$(3.34)	$(2.20)	$(2.61)
Weighted average shares
Basic and diluted	40,654,272	25,402,241	19,159,057	18,233,177	15,770,972

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Working capital	$86,787	$71,982	$5,218	$72,484	$118,609
Total assets	204,404	168,359	92,213	114,283	140,805
Long-term debt, excluding current position	38,248	27,883	—	—	—
Total stockholders' equity	81,882	66,878	27,623	83,617	118,871

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

Overview

We are a medical aesthetics company committed to making a difference in patients’ lives by enhancing their body image, growing their self‑esteem and restoring their confidence. We were founded to provide greater choices to board‑certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants for augmentation procedures exclusively to board‑certified and board‑admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We sell our breast tissue expanders for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties.

On June 11, 2017, we entered into a Merger Agreement with miraDry (formerly Miramar Labs) pursuant to which we commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock. Pursuant to the transaction, which closed on July 25, 2017 we added the miraDry System, the only FDA-cleared device to reduce underarm sweat, odor and hair of all colors to our aesthetics portfolio. Following our acquisition of miraDry in July 2017, we began selling the miraDry System, consisting of a console and a handheld device, and consumable single-use bioTips.  As a result of the miraDry acquisition, we determined that we conduct our business in two operating segments: Breast Products and miraDry. The Breast Products segment focuses on sales of our breast implants, tissue expanders and scar management products under the brands Sientra, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, and bioTips.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2019, consisted of 93 employees, including 78 sales representatives and 15 sales managers.  Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of December 31, 2019, our international operations were supported by 7 sales representatives, as well as a number of consultants supporting both direct sales efforts and distributer relationships.

Recent developments

Restructuring

On November 6, 2019, we approved an organizational efficiency initiative, or the Plan, designed to reduce spending and simplify operations. Under the Plan, we will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc., outsourcing miraDry product assembly to a third party, and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters.

Under the Plan, we intend to reduce our workforce by terminating approximately 70 employees over a 10-month period. As a result, we expect to incur total charges of approximately $4.1 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, we expect to incur estimated charges of approximately $1.3 million related to contract termination costs, outsourcing miraDry product assembly, duplicate operating costs, and other associated costs. In total, the Plan is estimated to cost approximately $5.4 million over 10 months, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of the third quarter of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the consolidated balance sheet as of December 31, 2019 (amounts in thousands):

	Severance costs	Other associated costs
Balance at December 31, 2018	$-	$-
Costs charged to expense	957	126
Costs paid or otherwise settled	(63)	(126)
Balance at December 31, 2019	$894	$—

During 2019, we recorded $1.1 million of severance and other associated costs related to the Plan. The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the consolidated statements of operations for the year ended December 31, 2019 by segment (amounts in thousands):

Year Ended
December 31, 2019
Breast Products	$499
miraDry	584
Total	$1,083

It is anticipated that we will additionally incur approximately $4.1 million of total restructuring costs during 2020, of which $1.1 million would be attributable to the Breast Products segment and $3.0 million would be attributable to the miraDry segment. We expect to realize cost savings of approximately $10.0 million in 2020 and approximately $5.0 million in 2021. All of the 2020 cost savings are expected to be realized in operating expenses, and the 2021 cost savings are expected to be realized approximately 20% in operating expenses and 80% in cost of goods sold. Savings in operating expenses are expected to result from the reduction of headcount through a shared services organization. Savings in cost of goods sold are expected to result from the elimination of manufacturing roles at miraDry and the gain of efficiencies associated with outsourcing the manufacturing to a third party. As the development of the Plan is completed, we will update the estimated costs and cost savings as needed.

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

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we worked with Vesta to establish a dedicated manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants and that we had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta.  Vesta began manufacturing our breast products in October 2017 in order to build our inventory pending FDA approval of the PMA supplement. On January 30, 2018, we announced that the FDA granted approval of the PMA supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions.  These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018. Further, on November 7, 2019, we entered into an Asset Purchase Agreement with Vesta pursuant to which we purchased certain assets and obtained a non-exclusive, royalty-free, perpetual, irrevocable, assignable, sublicensable, and worldwide license to certain intellectual property owned by Vesta, or the Vesta Acquisition. With this acquisition, we obtained full control of the Class 3 breast implant manufacturing operation previously owned and operated by Vesta, which we believe will allow us to gain access to implement manufacturing efficiencies and improve our demand planning to ultimately reduce our manufacturing costs in the future.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of raw material, labor, overhead, and variable manufacturing costs, reserve for product assurance warranties, inventory fair market value adjustment, royalty costs, excess and obsolete inventory reserves, and warehouse and other related costs.

With respect to our supplier contracts, all our products and raw materials are manufactured under contracts with fixed unit costs which can increase over time at specified amounts.

Under our Breast Products segment, we provide an assurance and service warranty on our silicone gel breast implants. Under our miraDry segment, we provide an assurance and service warranty on our miraDry Systems, and an assurance warranty on our handpieces and bioTips. The estimated warranty costs are recorded at the time of sale. Costs related to our service warranty are recorded when expense is incurred related to meeting our performance obligations. In addition, the inventory fair market value associated with purchase accounting adjustments and royalty costs related to the SSP and miraDry acquisitions were recorded at the time of sale.

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of quantity of units sold, manufacturing price increases, the changing mix of products sold with different gross margins, warranty costs, overhead costs and targeted pricing programs.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation, digital marketing, and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program for the Breast Products segment and no-charge product evaluation units for the Breast Products segment, as well as educational, promotional and marketing activities, including direct and online marketing. We expect our sales and marketing expenses to fluctuate in future periods as a result of headcount and timing of our marketing programs.

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

We expect future G&A expenses to decrease as we implement the organizational efficiency initiative, but we also expect to continue to incur G&A expenses in connection with operating as a public company.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of common stock warrants and amortization of issuance costs associated with our Credit Agreements.

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the year ended December 31, 2019. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets.

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

We announced our Platinum20 Limited Warranty Program, or Platinum20, in April 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. We consider Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale. We consider the service warranty component as an additional performance obligation and defer revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of December 31, 2019, was $1.2 million, of which $0.5 million is considered a short-term obligation and is included in “accrued and other current liabilities” and $0.7 million is considered a long-term obligation and is included in “warranty reserve and other long-term liabilities” on the consolidated balance sheet. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 6 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the year ended December 31, 2019 was $0.2 million. Revenue recognized for the service warranty performance obligations for the year ended December 31, 2018 was immaterial.

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

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, we allow for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. We have established an allowance for sales returns of $8.1 million and $6.0 million as of December 31, 2019 and December 31, 2018, respectively, recorded as “sales return liability” on the consolidated balance sheet under Topic 606.

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

We have elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $1.9 million, $1.3 million and $0.9 million for the years ended  December 31, 2019, 2018 and 2017, respectively. These costs are viewed as part of our marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the consolidated statement of operations. The associated costs were $0.7 million, $0.4 million, and $35,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

After performing the impairment test as of June 30, 2019 the Company determined that the carrying value of its miraDry reporting unit exceeded its estimated fair value using the income approach, as described above, by an amount that indicated a full impairment of the carrying value of goodwill. Consequently, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the second quarter ended June 30, 2019, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2019.

Subsequent to the impairment of goodwill of the miraDry reporting unit, we performed our annual goodwill impairment test on October 1, 2019 for our Breast Products reporting unit. We performed a qualitative analysis and determined fair value was likely greater than carrying value.

Further, we acquired goodwill through the Vesta acquisition in the fourth quarter of 2019. We determined that an impairment analysis would not be necessary as they were assessed and recorded at fair value during the fourth quarter of 2019, and thus the goodwill carrying value approximates the fair value as of December 31, 2019.

Warranty Reserve

We offer a product replacement and limited warranty program for our silicone gel breast implants, and a product warranty for the our miraDry Systems and consumable bioTips, which we consider to be assurance-type warranties. For silicone get breast implant surgeries occurring prior to May 1, 2018, we provide lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. We introduced our Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone get breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.  Under the miraDry warranty, we provide a standard product warranty for the miraDry System and bioTips.

We recorded expense for the accrual of warranties in the amounts of $0.9 million, $0.3 million and $0.2 million, for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we held total warranty liabilities of $1.6 million and $1.4 million, respectively.

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

We recorded total non‑cash stock‑based compensation expense of $12.5 million, $13.8 million and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had no unrecognized compensation costs related to unvested stock options. As of December 31, 2019, we had total unrecognized compensation costs of $13.2 million related to unvested restricted stock units, or RSUs. These costs are expected to be recognized over a weighted average period of 1.74 years.

The following table represents stock-based compensation expense included in cost of goods sold and operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Cost of Goods Sold	$416	$—	$—
Operating Expenses
Sales and marketing	4,842	4,878	1,368
Research and development	1,367	1,710	645
General and administrative	5,853	7,236	4,753
Total	$12,478	$13,824	$6,766

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

Deferred and liability-classified contingent consideration associated with a business combination is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in general and administrative expense. We use the Monte-Carlo Simulation model to estimate the fair value of contingent consideration, which requires input assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our contingent consideration fair value expense could be materially different in the future. Equity-classified contingent consideration associated with a business combination is recorded at their fair values on the acquisition date and are not subsequently remeasured each reporting period unless the obligation becomes reclassified as a liability. The subsequent settlement of the obligation is accounted for within equity.

Recent Accounting Pronouncements

Please refer to Note 2 in the notes to our financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
	(In thousands)
Statement of operations data
Net sales	$83,699	$68,126
Cost of goods sold	33,012	26,822
Gross profit	50,687	41,304
Operating expenses
Sales and marketing	80,189	67,715
Research and development	13,537	10,945
General and administrative	46,771	42,418
Restructuring	1,083	—
Goodwill and other intangible impairment	12,674	—
Total operating expenses	154,254	121,078
Loss from operations	(103,567)	(79,774)
Other income (expense), net
Interest income	1,406	532
Interest expense	(4,568)	(3,428)
Other income (expense), net	(55)	39
Total other income (expense), net	(3,217)	(2,857)
Loss before income taxes	(106,784)	(82,631)
Income tax benefit (expense)	34	(4)
Net loss	$(106,818)	$(82,627)

Net Sales

Net sales increased $15.6 million, or 22.9%, to $83.7 million for the year ended December 31, 2019, as compared to $68.1 million for the year ended December 31, 2018. Net sales of our Breast Products segment increased $9.3 million to $46.4 million for the year ended December 31, 2019, as compared to $37.0 million for the year ended December 31, 2018. The increase was driven primarily by an increase in the volume of sales of silicone gel breast implants and Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment increased $6.2 million to $37.3 million for the year ended December 31, 2019, as compared to $31.1 million for the year ended December 31, 2018, driven primarily by an increase in the volume of US sales of both miraDry systems and bioTips, and international sales of bioTips.

As of December 31, 2019, our sales organization included 103 employees, including 93 U.S. employees and  10 international employees, as compared to 109 employees as of December 31, 2018. As of December 31, 2019, our international sales organization also included a number of consultants supporting both direct sales efforts and distributor relationships.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $6.2 million, or 23.1%, to $33.0 million for the year ended December 31, 2019, as compared to $26.8 million for the year ended December 31, 2018. The increase was primarily attributable to higher sales in both segments, in addition to a write-off of Silimed inventory and increased unit costs of inventory purchased from Vesta prior to the acquisition.

The gross margins for both the years ended December 31, 2019 and 2018 were 60.6%. The Silimed inventory write-off in 2019 and an adjustment in the warranty reserve in 2018 in the Breast Products segment resulting in a reduction of cost of goods sold for the nine months ended September 30, 2018 that did not re-occur in 2019 decreased the margin, but was offset by increased sales of consumable bioTips in the miraDry reporting unit which carry higher margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $12.5 million, or 18.4%, to $80.2 million for the year ended December 31, 2019, as compared to $67.7 million for the year ended December 31, 2018. The increase was primarily due to higher employee-related costs and an increase in marketing initiatives.

Research and Development Expenses

Research and development expenses increased $2.6 million, or 23.7%, to $13.5 million for the year ended December 31, 2019, as compared to $10.9 million for the year ended December 31, 2018. The increase was primarily due to higher employee related costs and an increase in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses increased $4.4 million, or 10.3%, to $46.8 million for the year ended December 31, 2019, as compared to $42.4 million for the year ended December 31, 2018. The increase is primarily related to an increase in consulting expenses, payroll related expenses, audit and legal expenses, offset by a decrease in incentive compensation, stock-based compensation, and contingent consideration fair value adjustments.

Restructuring Expenses

Restructuring expenses for the year ended December 31, 2019 were $1.1 million, consisting of severance expenses of employees affected by the organizational efficiency initiative.

Goodwill and Other Intangible Impairment

Goodwill and other intangible impairment expenses were $12.7 million for the year ended December 31, 2019, due to impairments of goodwill and intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the year ended December 31, 2019 and 2018 was primarily associated with expenses related to interest and amortization of debt issuance costs associated with our Credit Agreements, the change in fair value of warrants and interest income on cash held in a money market account.

Income Tax (Benefit) Expense

Income tax expense for the year ended December 31, 2019 was $34,000 as compared to an income tax benefit of $4,000 for the year ended December 31, 2018 due to the tax effect of rate changes under the Tax Cuts and Jobs Act.

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

See Note 7 to the consolidated financial statements for a full description of our long-term debt and revolving line of credit.

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of December 31, 2019, we had not sold any common stock pursuant to the sales agreement.

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

As of December 31, 2019, we had $87.6 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM, Vesta, and the tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(87,033)	$(56,190)
Investing activities	(22,014)	(855)
Financing activities	109,756	117,356
Net change in cash, cash equivalents and restricted cash	$709	$60,311

Cash used in operating activities

Net cash used in operating activities was $87.0 million and $56.2 million during the years ended December 31, 2019 and 2018, respectively. The $30.8 million increase in cash used in operating activities was primarily associated with a $24.2 million increase in net loss, an increase in inventory, other assets and payments of contingent consideration and decreases in accounts payable, offset by an increase in goodwill and other intangible impairment, and a smaller increase in accounts receivable.

Cash used in investing activities

Net cash used in investing activities was $22.0 million and $0.9 million during the years ended December 31, 2019 and 2018, respectively. The increase in cash used in investing activities was due to cash paid for the Vesta Acquisition.

Cash provided by financing activities

Net cash provided by financing activities was $109.8 million and $117.4 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash provided by financing activities of $7.6 million was primarily the result of increased payments of contingent consideration, decreased borrowings under the term loan, and increased repayments on the revolving loan, offset by increased borrowings under the revolving loan.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2019, we had $87.6 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K.  The term “disclosure controls and procedures,” is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form; and accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective as a result of a material weakness described below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(e).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or the COSO 2013 Framework. We acquired certain assets from Vesta Intermediate Funding, Inc. (Vesta) (“Acquired Business”) and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, the Acquired Business’s internal control over financial reporting associated with total assets of $21.3 million included in our consolidated financial statements as of December 31, 2019. Based on this assessment, management concluded that as of December 31, 2019, our internal control over financial reporting was not effective due to the material weakness described below.

The control environment was ineffective in holding individuals accountable for the operation of their internal control responsibilities. This control failure prevented the effective operation of controls over goodwill and intangible asset impairment, including the underlying financial data, calculations and assumptions supporting the forecasted financial information utilized to measure the fair value of the reporting unit, intangible assets, and the associated impairment charges. This deficiency did not result in an adjustment but still represented a material weakness in our internal control over financial reporting as of December 31, 2019 because there is a reasonable possibility that material misstatements to our consolidated financial statements would not be prevented or detected on a timely basis.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, which report appears on page F-2 in this Annual Report.

Remediation

We are committed to remediating the material weakness in a timely manner.  Our remediation process includes, but is not limited to communicating expectations over performance of controls, monitoring for compliance with those expectations, and holding individuals accountable for their roles related to internal control over financial reporting.

We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weakness.

Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except for the Company’s identification and assessment of the material weakness described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15.  Exhibits, Financial Statements and Schedule

(a)(1)	Financial Statements.

The response to this portion of Item 15 is appended to this report beginning on page F‑1 below.

(a)(2)	Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3)	Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

2.1	Agreement and Plan of Merger, dated as of June 11, 2017, by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 12, 2017

2.2	Amendment No.1 to Agreement and Plan of Merger, dated as of June 25, 2017 by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 26, 2017

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	October 20, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	3.4	October 20, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	4.1	October 20, 2014

4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	4.11	October 20, 2014

4.3	Description of the Company’s securities				X

4.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	4.5	September, 19 2014

4.5	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	4.6	September, 19 2014

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

4.6	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	4.7	September, 19 2014

4.7	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	4.8	September, 19 2014
4.8	Form of Convertible Note.	8-K	4.1	March 12, 2020
10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	10.1	September, 19 2014

10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	10.2	September, 19 2014

10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	10.3	October 20, 2014

10.4#	2014 Non-Employee Director Compensation Policy.	S-1	10.4	September, 19 2014

10.5#	2014 Employee Stock Purchase Plan.	S-1/A	10.5	October 20, 2014

10.6	Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	10.6	September, 19 2014

10.7#	Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated September 22, 2016.	10-Q	10.1	November 9, 2016

10.8#	Employment Agreement by and between Sientra, Inc. and Jeffrey Nugent, dated November 12, 2015.	10-Q	10.3	November 16, 2015

10.9#	Amendment to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated February 7, 2017.	10-K	10.16	March 14, 2017

10.10#	Amendment No. 2 to Amended and Restated Employment Agreement by and between Sientra, Inc. and Charles Huiner, dated March 10, 2017.	10-K	10.17	March 14, 2017

10.11#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	10.20	March 10, 2016

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

10.12#	Amendment to Employment Agreement by and between the Registrant and Jeffrey M. Nugent, dated May 8, 2017.	10-Q	10.3	May 9, 2017
10.13#	Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated August 4, 2017.	10-Q	10.3	August 9, 2017
10.14	Assignment and License Agreement, dated December 31, 2008, by and between Miramar Labs, Inc. and The Foundry, Inc.	S-1	10.8	October 14, 2016
10.15	Assignment and License Clarification Letter, dated June 10, 2010, by and between Miramar Labs, Inc. and The Foundry, LLC.	S-1	10.9	October 14, 2016
10.16	Asset Purchase Agreement, dated January 18, 2008, by and between Miramar Labs, Inc. and Jan Wallace.	S-1	10.10	October 14, 2016
10.17	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	10.15	October 14, 2016
10.18+	Supply Agreement dated, November 13, 2014, by and between Miramar Labs, Inc. and Broadband Wireless, LLC.	S-1	10.23	October 14, 2016
10.19+	Contract Manufacturing Service Agreement dated, November 6, 2012, by and between Miramar Labs, Inc. and Healthcare Technology International Limited.	S-1	10.24	October 14, 2016

10.20	At-The-Market Equity Offering Sales Agreement, dated February 20, 2018, by and between Sientra, Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	10.1	February 20, 2018
10.21#	Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018.	10-K	10.32	March 13, 2018

10.22#	Second Amendment to Employment Agreement by and between Registrant and Jeffrey M. Nugent, dated March 13, 2018.	10-K	10.33	March 13, 2018

10.23#	Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Paul Little.	10-Q	10.3	August 7, 2018

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

10.24#	First Amendment to Second Amended and Restated Consulting Agreement, effective August 6, 2018, by and between Sientra, Inc. and Keith J. Sullivan.	10-Q	10.5	August 7, 2018

10.25	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21c of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order dated September 19, 2018.	8-K	10.1	September 20, 2018

10.26	First Amendment to the Lease, effective October 9, 2018, by and between miraDry, Inc. and IPX Walsh Bowers Investors, L.P.	10-Q	10.5	November 6, 2018

10.27#	Third Amendment to Employment Agreement, dated March 12, 2019, by and between Sientra, Inc. and Jeffrey M. Nugent.	10-K	10.35	March 14, 2019

10.28#	Second Amendment to Second Amended and Restated Consulting Agreement, effective March 12, 2019, by and between Sientra, Inc. and Keith J. Sullivan.	10-K	10.36	March 14, 2019

10.29#	Strategic Advisory Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc., and Philippe A. Schaison.	10-K	10.37	March 14, 2019

10.30#	Confidential Settlement, Release and Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc. and Patrick F. Williams.	10-K	10.38	March 14, 2019

10.31	Amended and Restated Credit and Security Agreement (Term Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-Q	10.2	August 9, 2019

10.32	Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-Q	10.3	August 9, 2019

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

10.33+	Asset Purchase Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.1	November 7, 2019

10.34+	Lease, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.2	November 7, 2019

10.35#	Confidential Settlement, Release and Consulting Agreement, dated November 4, 2019, by and between Sientra, Inc. and Charles Huiner.	10-Q	10.1	November 7, 2019

10.36+	Amended and Restated Manufacturing and Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	10-Q	10.2	November 7, 2019

10.37+	Master Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and NuSil Technology LLC.	10-Q	10.3	November 7, 2019

10.38+

Limited Consent and First Amendment to Amended and Restated Credit and Security Agreement (Term Loan), dated November 7, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.

					X

10.39+

Limited Consent and First Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated November 7, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.

					X

10.40	Facility Agreement, dated as of March 11, 2020, by and among Sientra, Inc., certain of Sientra, Inc.’s subsidiaries party thereto as guarantors and Deerfield Partners, L.P.				X

10.41	Guaranty, dated as of March 11, 2020, by and among MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc.	8-K	10.2	March 12, 2020

10.42	Registration Rights Agreement, dated as of March 11, 2020, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.3	March 12, 2020

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

21.1	List of significant subsidiaries of the registrant.				X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.				X

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

X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

#	Indicates management contract or compensatory plan, contract, or agreement.

Item 16.  Form 10-K Summary

None.

Sientra, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sientra, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sientra, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Los Angeles, California
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sientra, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Sientra, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•

The control environment was ineffective in holding individuals accountable for the operation of their internal control responsibilities. This control failure prevented effective operation of controls over goodwill and intangible asset impairment, including the underlying financial data, calculations and assumptions supporting the forecasted financial information utilized to measure the fair value of the reporting unit, intangible assets, and the associated impairment charges.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired certain assets from Vesta Intermediate Funding, Inc. (Vesta) during 2019 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Vesta’s internal control over financial reporting associated with total assets of $21.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Vesta.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Los Angeles, California
March 16, 2020

Sientra, Inc.

Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$87,608	$86,899
Accounts receivable, net of allowances of $3,835 and $2,428 at December 31, 2019 and December 31, 2018, respectively	27,548	22,527
Inventories, net	39,612	24,085
Prepaid expenses and other current assets	2,489	2,612
Total current assets	157,257	136,123
Property and equipment, net	12,314	2,536
Goodwill	9,202	12,507
Other intangible assets, net	17,390	16,495
Other assets	8,241	698
Total assets	$204,404	$168,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,508	$6,866
Accounts payable	9,352	13,184
Accrued and other current liabilities	32,551	27,697
Legal settlement payable	—	410
Customer deposits	13,943	9,936
Sales return liability	8,116	6,048
Total current liabilities	70,470	64,141
Long-term debt	38,248	27,883
Deferred and contingent consideration	5,177	6,481
Warranty reserve and other long-term liabilities	8,627	2,976
Total liabilities	122,522	101,481
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 49,612,907 and 28,701,494 and outstanding 49,540,180 and 28,628,767 shares at December 31, 2019 and December 31, 2018, respectively	495	286
Additional paid-in capital	550,562	428,949
Treasury stock, at cost (72,727 shares at December 31, 2019 and December 31, 2018)	(260)	(260)
Accumulated deficit	(468,915)	(362,097)
Total stockholders’ equity	81,882	66,878
Total liabilities and stockholders’ equity	$204,404	$168,359

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$83,699	$68,126	$36,542
Cost of goods sold	33,012	26,822	14,171
Gross profit	50,687	41,304	22,371
Operating expenses:
Sales and marketing	80,189	67,715	33,911
Research and development	13,537	10,945	9,813
General and administrative	46,771	42,418	31,537
Restructuring	1,083	—	—
Legal settlement	—	—	10,000
Goodwill and other intangible impairment	12,674	—	—
Total operating expenses	154,254	121,078	85,261
Loss from operations	(103,567)	(79,774)	(62,890)
Other income (expense), net:
Interest income	1,406	532	172
Interest expense	(4,568)	(3,428)	(1,232)
Other income (expense), net	(55)	39	(95)
Total other income (expense), net	(3,217)	(2,857)	(1,155)
Loss before income taxes	(106,784)	(82,631)	(64,045)
Income tax (benefit) expense	34	(4)	(17)
Net loss	$(106,818)	$(82,627)	$(64,028)
Basic and diluted net loss per share attributable to common stockholders	$(2.63)	$(3.25)	$(3.34)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	40,654,272	25,402,241	19,159,057

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share and share amounts)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2016	—	$—	18,671,409	$186	72,727	$(260)	$299,133	$(215,442)	$83,617
Employee stock-based compensation expense	—	—	—	—	—	—	6,766	—	6,766
Stock option exercises	—	—	480,236	5	—	—	1,341	—	1,346
Employee stock purchase program (ESPP)	—	—	108,081	1	—	—	646	—	647
Vested restricted stock	—	—	293,910	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(78,934)	(1)	—	—	(724)	—	(725)
Net loss	—	—	—	—	—	—	—	(64,028)	(64,028)
Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623
Proceeds from follow-on offering, net of costs			8,518,519	85			107,466	—	107,551
Employee stock-based compensation expense	—	—	—	—	—	—	13,824	—	13,824
Stock option exercises	—	—	147,463	1	—	—	1,148	—	1,149
Employee stock purchase program (ESPP)	—	—	145,616	2	—	—	991	—	993
Vested restricted stock	—	—	523,257	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(108,063)	(1)	—	—	(1,634)	—	(1,635)
Net loss	—	—	—	—	—	—	—	(82,627)	(82,627)
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Proceeds from follow-on offering, net of costs			20,000,000	200			107,534	—	107,734
Employee stock-based compensation expense	—	—	—	—	—	—	12,655	—	12,655
Stock option exercises	—	—	51,451	—	—	—	125	—	125
Employee stock purchase program (ESPP)	—	—	175,624	1	—	—	1,215	—	1,216
Vested restricted stock	—	—	944,467	10	—	—	(10)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(260,129)	(2)	—	—	(3,062)	—	(3,064)
Equity contingent consideration			—	—	—	—	3,156	—	3,156
Net loss	—	—	—	—	—	—	—	(106,818)	(106,818)
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(106,818)	$(82,627)	$(64,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	7,629	—	—
Intangible asset impairment	5,045	—	—
Depreciation and amortization	3,524	3,321	3,034
Provision for doubtful accounts	2,298	2,043	493
Provision for warranties	929	325	294
Provision for inventory	2,626	955	3,125
Change in fair value of warrants	(75)	(81)	95
Change in fair value of deferred consideration	100	24	(110)
Change in fair value of contingent consideration	1,044	2,528	1,135
Change in deferred revenue	1,124	627	—
Non-cash portion of debt extinguishment loss	53	—	17
Amortization of debt discount and issuance costs	359	174	140
Stock-based compensation expense	12,478	13,824	6,766
Loss on disposal of property and equipment	119	74	25
Deferred income taxes	18	(8)	(21)
Payments of contingent consideration liability in excess of acquisition-date fair value	(1,968)	(320)	—
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(7,320)	(14,094)	(1,890)
Inventories	(10,921)	(4,144)	1,526
Prepaid expenses, other current assets and other assets	(8,513)	(1,302)	713
Insurance recovery receivable	—	39	9,336
Accounts payable	(2,225)	8,502	1,290
Accrued and other liabilities	7,795	7,885	3,218
Legal settlement payable	(410)	(590)	(9,900)
Customer deposits	4,008	4,513	(1,136)
Sales return liability	2,068	2,142	—
Net cash used in operating activities	(87,033)	(56,190)	(45,878)
Cash flows from investing activities:
Purchase of property and equipment	(4,071)	(855)	(1,864)
Business acquisitions, net of cash and restricted cash acquired	(17,943)	—	(18,150)
Net cash used in investing activities	(22,014)	(855)	(20,014)
Cash flows from financing activities:
Net proceeds from issuance of common stock	107,734	107,551	—
Proceeds from exercise of stock options	125	1,149	1,346
Proceeds from issuance of common stock under ESPP	1,216	993	647
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(3,064)	(1,635)	(725)
Gross borrowings under the Term Loan	5,000	10,000	25,000
Gross borrowings under the Revolving Loan	22,296	12,109	5,000
Repayment of the Revolving Loan	(15,788)	(12,109)	(5,000)
Payments of contingent consideration up to acquisition-date fair value	(5,766)	(680)	—
Deferred financing costs	(1,997)	(22)	(657)
Net cash provided by financing activities	109,756	117,356	25,611
Net increase in cash, cash equivalents and restricted cash	709	60,311	(40,281)
Cash, cash equivalents and restricted cash at:
Beginning of period	87,242	26,931	67,212
End of period	$87,951	$87,242	$26,931

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$87,608	$86,899	$26,588
Restricted cash included in other assets	343	343	343
Total cash, cash equivalents and restricted cash	$87,951	$87,242	$26,931

Supplemental disclosure of cash flow information:
Interest paid	$4,089	$3,120	$870
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	745	679	1,088
Acquisition of business, deferred and contingent consideration obligations at fair value	9,063	—	10,912
Non-cash deferred consideration settlement	—	1,000	—
Non-cash settlement of assets held for sale in accounts payable	—	2,674	—
Forgiveness of SVB Loan commitment fee	—	—	750
Deferred financing costs in accrued liabilities	—	—	6

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

(c)	Acquisition of certain assets from Vesta Intermediate Funding, Inc.

On November 7, 2019, the Company entered into an Asset Purchase Agreement, or the Purchase Agreement, with Vesta Intermediate Funding, Inc., or Vesta, pursuant to which the Company purchased certain assets and obtained a non-exclusive, royalty-free, perpetual, irrevocable, assignable, sublicensable, and worldwide license to certain intellectual property owned by Vesta, or the Vesta Acquisition. The total consideration was $ 19.1 million in cash, $3.2 million and $3.0 million in cash payable on November 7, 2021 and November 7, 2023, respectively, and two contingent share issuances of up to 303,721 shares each, of the Company’s common stock upon the achievement of certain price targets. The transaction, which closed on November 7, 2019, will allow the Company to achieve a greater degree of vertical integration, obtaining direct control of breast implant manufacturing and product development activities and generating production-related cost synergies.

(d)	Regulatory Review of Vesta Manufacturing

Prior to its acquisition, the Company engaged Vesta for the manufacture and supply of the Company’s breast implants. On March 14, 2017, the Company announced it had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacture of the Company’s PMA-approved breast implants at the Vesta manufacturing facility. On January 30, 2018, the Company announced the FDA has granted approval of the site-change supplement for Vesta to manufacture its silicone gel breast implants. In support of the move to the Vesta manufacturing facility, the Company also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA submissions.  In addition to approving the manufacturing site-change PMA supplement, the FDA approved the Company’s three (3) process enhancement submissions on January 10, 2018, January 19, 2018 and April 17, 2018.

(e)	Follow-on Offerings

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

(f)	Regulatory Inquiries Regarding Products Manufactured by Silimed

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

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and use of estimates include the allowance for doubtful accounts, sales return liability, provision for warranties, valuation of inventories, recoverability of long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and finite lived intangible assets, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with stock-based compensation and other equity instruments.

(b)	Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. Although the Company expects its operating expenses will begin to decrease with the implementation of the organizational efficiency initiative, the Company will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans, sales of products since 2012, and the proceeds from the sale of common stock in public offerings.

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2019, the Company had cash and cash equivalents of $87.6 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. During the years ended December 31, 2019, 2018 and 2017 the Company incurred net losses of $106.8 million, $82.6 million and $64.0 million, respectively. The Company used $87.0 million of cash in operations for the year ended December 31, 2019, $56.2 million for the year ended December 31, 2018 and $45.9 million for the year ended December 31, 2017. At December 31, 2019 and 2018 the Company had an accumulated deficit of $468.9 million and $362.1 million, respectively. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of their PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of its common stock having an aggregate gross offering price of up to $50.0 million. As of December 31, 2019, the Company had not sold any common stock pursuant to the sales agreement. Further, on May 7, 2018 and June 7, 2019, the Company completed public offerings of its common stock, raising approximately $107.6 million and $107.7 million, respectively, in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

On March 11, 2020, the Company entered into a Facility Agreement (the “Deerfield Facility Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries party thereto as guarantors (collectively with the Company, the “Loan Parties”) and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the sale by the Company to Deerfield of $60.0 million of principal amount of 4.0% unsecured and subordinated convertible notes (the “Convertible Note”) upon the terms and conditions set forth in the Deerfield Facility Agreement (the “Deerfield Financing”). Refer to Note 7 – Debt for further details.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of cash in checking accounts and interest-bearing money market accounts.

(d)	Concentration of Credit and Supplier Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are deposited in demand accounts at financial institutions that management believes are creditworthy. The Company is exposed to credit risk in the event of default by these financial institutions for cash and cash equivalents in excess of amounts insured by the Federal Deposit Insurance Corporation, or FDIC. Management believes that the Company’s investments in cash and cash equivalents are financially sound and have minimal credit risk and the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company relies on a limited number of third-party manufacturers for the manufacturing and supply of its products.  This could result in the Company not being able to acquire the inventory needed to meet customer demand, which would result in possible loss of sales and affect operating results adversely.

(e)	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, deferred and contingent consideration are discussed in Note 2(f) below. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. At December 31, 2019, the carrying value of the long-term debt was not materially different from the fair value.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	38	38
Liability for contingent consideration	—	—	6,891	6,891
	$—	—	6,929	6,929

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	113	113
Liability for contingent consideration	—	—	13,847	13,847
	$—	—	13,960	13,960

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

Warrant Liability
Balance, December 31, 2018	$113
Change in fair value of warrant liability	(75)
Balance, December 31, 2019	$38
Contingent Consideration Liability
Balance, December 31, 2018	$13,847
Settlements of contingent consideration	(8,000)
Change in fair value of contingent consideration	1,044
Balance, December 31, 2019	$6,891

The Company recognizes changes in the fair value of the warrants in “other income (expense), net” in the consolidated statement of operations and changes in contingent consideration are recognized in “general and administrative” expense in the consolidated statement of operations.

(g)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful life of the asset, generally three to fifteen years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale of an asset, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

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

After performing the impairment test as of June 30, 2019 the Company determined that the carrying value of its miraDry reporting unit exceeded its estimated fair value using the income approach, as described above, by an amount that indicated a full impairment of the carrying value of goodwill. Consequently, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the second quarter ended June 30, 2019, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2019.

For the Breast Products reporting unit, the Company performed a qualitative analysis on the annual impairment testing date of October 1, 2019 and determined the fair value of the reporting unit was more likely than not greater than its carrying value. For the years ended December 31, 2018 and 2017 the Company did not record any goodwill impairment charges.

Further, the Company acquired goodwill through the Vesta acquisition in the fourth quarter of 2019. The Company determined that an impairment analysis would not be necessary as they were assessed and recorded at fair value during the quarter ended December 31, 2019, and thus the goodwill carrying value approximates the fair value as of December 31, 2019. Refer to Note 4(a) for further details.

The Company tests indefinite-lived intangible assets for impairment on at least an annual basis and whenever circumstances suggest the assets may be impaired. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. If indicators of impairment are present, the Company evaluates the carrying value of the intangible assets in relation to estimates of future undiscounted cash flows. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life. For the years ended December 31, 2019, 2018, and 2017, the Company did not record any indefinite-lived intangible assets impairment charges.

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

In connection with the circumstances leading to the impairment of goodwill for the miraDry reporting unit, in the second quarter of 2019 the Company performed a test of recoverability of the intangible assets in the miraDry reporting unit by comparing the carrying amount of the asset group to the future undiscounted cash flows the assets are expected to generate. As the future undiscounted cash flows attributable to the asset group were less than the carrying value, the Company performed a quantitative analysis to compare the fair value of the intangible assets in the reporting unit to their carrying amount.

After performing the impairment test as of June 30, 2019, the Company determined that the carrying values of all of the intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded non-cash impairment charges of $0.4 million for customer relationships, $0.3 million for distributor relationships, $3.3 million for tradenames, and $1.0 million for developed technology within goodwill and other intangible impairment during the second quarter ended June 30, 2019, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, the Company did not record any definite-lived intangible asset impairment charges.

(i)	Impairment of Long‑Lived Assets

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments of tangible long‑lived assets recorded during the years ended December 31, 2019, 2018 and 2017. The Company may record impairment losses in future periods if factors influencing its estimates change.

(j)	Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in the financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Liability-classified contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings. Equity-classified contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and are not subsequently remeasured each reporting period unless the obligation becomes reclassified as a liability. The subsequent settlement of the obligation is accounted for within equity.

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

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers and recognizes revenue when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, miraDry Systems and bioTips, along with service-type warranties and deliverables under certain marketing programs. Other deliverables are sometimes promised, but are ancillary and insignificant in the context of the contract as a whole. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Customers may enter into a separate extended service agreement to purchase an extended warranty for miraDry products from the Company whereby the payment is due at the inception of the agreement. Typical payment terms are 30 days for Breast Products and direct sales of consumable miraDry products, and tend to be longer for capital sales of miraDry Systems and sales to miraDry distributors, but do not extend beyond one year. For delivery of promised products, control transfers and revenue is recognized upon shipment, unless the contractual arrangement requires transfer of control when products reach their destination, for which revenue is recognized once the product arrives at its destination. Revenue for extended service agreements and deliverables under marketing programs are recognized ratably over the term of the agreements.

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales returns are recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $8.1 million and $6.0 million as of December 31, 2019 and December 31, 2018, respectively, recorded as “sales return liability” on the consolidated balance sheets.

The following table provides a rollforward of the sales return liability (in thousands):

Sales return liability
Balance as of December 31, 2018	$6,048
Addition to reserve for sales activity	105,496
Actual returns	(104,148)
Change in estimate of sales returns	720
Balance as of December 31, 2019	$8,116

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

The Company introduced its Platinum20 Limited Warranty Program, or Platinum20, in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 2(s)). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of December 31, 2019 and December 31, 2018 was $1.2 million and $0.4 million, respectively.

The short-term obligation related to the service warranty was $0.5 million and $0.2 million as of December 31, 2019 and December 31, 2018, respectively, and is included in “accrued and other current liabilities” on the consolidated balance sheet. The long-term obligation related to the service warranty was $0.7 million and $0.3 million as of December 31, 2019 and December 31, 2018, respectively, and is included in “warranty reserve and other long-term liabilities” on the consolidated balance sheet. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 6 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the year ended December 31, 2019 was $0.2 million. Revenue recognized for the service warranty performance obligations for the year ended December 31, 2018 was immaterial.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $1.9 million, $1.3 million and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. These costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the consolidated statement of operations. The associated costs were $0.7 million, $0.4 million, and $35,000 for the years ended December 31, 2019, 2018, and 2017 from the acquisition date July 25, 2017, respectively.

(m)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect from some of its customers. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit‑worthiness, past transaction history with the customer, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required. The Company has established an allowance for doubtful accounts of $3.8 million and $2.4 million as of December 31, 2019 and 2018, respectively.

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

At December 31, 2019 and 2018, approximately $2.7 million and $1.4 million, respectively, of the Company’s Breast Products segment inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

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

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. However, the Company has deferred tax liabilities that cannot be considered sources of income to support the realization of the deferred tax assets, and has provided for tax expense (or benefit) and a corresponding deferred tax liability. Tax expense for the year ended December 31, 2019 was $34,000. Tax benefit for the years ended December 31, 2018 and 2017 was $4,000 and $17,000, respectively.

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

Expenses related to advertising are charged to sales and marketing expense as incurred. Advertising costs were $6.1 million, $1.3 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(r)	Stock‑Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair‑value based method, for costs related to all employee share‑based payments, including stock options, restricted stock units, and the employee stock purchase plan. In the absence of an observable market price for an award, ASC 718 requires companies to estimate the fair value of share‑based payment awards on the date of grant using an option‑pricing model. We estimate the fair value of our stock‑based awards to employees and directors using the Black‑Scholes option pricing model. The grant date fair value of a stock‑based award is recognized as an expense over the requisite service period of the award on a straight‑line basis. In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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
•

Dividend yield—The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company utilized an expected dividend yield of zero.

•

Expected volatility—In the prior years, the Company utilized median historic price volatilities and implied volatilities of comparable public companies due to a lack of significant trading history for the Company’s own common stock. In the current year, the Company estimated its expected stock volatility based on company-specific historical and implied volatility information of its stock as sufficient historical information has become available.

•	Expected term—The expected term represents the period that our stock‑based awards are expected to be outstanding.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2019	2018	2017
Expected term (in years)	—	—	4.47	to	6.07
Expected volatility	—	—	45%	to	56%
Risk-free interest rate	—	—	1.24%	to	2.45%
Dividend yield	—	—	—

The following table presents the weighted-average assumptions used to estimate the fair value of the stock purchase rights granted under the employee stock purchase plan:

	Year Ended December 31,
ESPP	2019			2018			2017
Expected term (in years)	0.50	to	2.00	0.50	to	2.00	0.50	to	2.10
Expected volatility	69%	to	77%	36%	to	42%	46%	to	55%
Risk-free interest rate	1.87%	to	2.06%	1.27%	to	3.03%	0.08%	to	1.30%
Dividend yield	—			—			—

(s)	Product Warranties

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Year Ended December 31,
	2019	2018
Balance as of January 1	$1,395	$1,642
Warranty costs incurred during the period	(762)	(572)
Changes in accrual related to warranties issued during the period	1,138	891
Changes in accrual related to pre-existing warranties	(209)	(566)
Balance as of December 31	$1,562	$1,395

(t)	Net Loss Per Share

	December 31,
	2019	2018	2017
Net loss (in thousands)	$(106,818)	$(82,627)	$(64,028)
Weighted average common shares outstanding, basic and diluted	40,654,272	25,402,241	19,159,057
Net loss per share attributable to common stockholders	$(2.63)	$(3.25)	$(3.34)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2019, 2018 and 2017 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2019	2018	2017
Stock options to purchase common stock	417,109	1,625,778	1,867,627
Warrants for the purchase of common stock	47,710	47,710	47,710
	464,819	1,673,488	1,915,337

(u)	Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption was permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allowed an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. The Company adopted Topic 842 on January 1, 2019 electing the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward the historical lease classification, the assessment on whether a contract is or contains a lease, and the initial direct costs for any leases that exist prior to adoption of the new standard. The Company has not restated prior periods under the optional transition method. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $22.7 million, lease liabilities of approximately $22.9 million and no cumulative-effect adjustment on retained earnings on its consolidated balance sheets. Refer to Note 6 - Leases for further details.

In February 2018, the FASB issued ASU 2018-02, Income Taxes (Topic 740), which allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. Tax Cuts and Jobs Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company adopted ASC 2018-02 and elected to not reclassify the income tax effects under ASU 2018-02, as it did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. The amendment also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on the consolidated financial statements.

(v)	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(3) Restructuring

On November 6, 2019, the Board of Directors of the Company approved an organizational efficiency initiative, or the Plan, designed to reduce spending and simplify operations. Under the Plan, the Company will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc., outsourcing miraDry product assembly to a third party, and consolidating a number of business support services via a shared services organization at the Company’s Santa Barbara headquarters.

Under the Plan, the Company intends to reduce its workforce by terminating approximately 70 employees over a 10-month period. As a result, the Company expects to incur total charges of approximately $4.1 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, the Company expects to incur estimated charges of approximately $1.3 million related to contract termination costs, outsourcing miraDry product assembly, duplicate operating costs, and other associated costs. In total, the Plan is estimated to cost approximately $5.4 million over 10 months, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of the third quarter of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the consolidated balance sheet as of December 31, 2019 (amounts in thousands):

	Severance costs	Other associated costs
Balance at December 31, 2018	$-	$-
Costs charged to expense	957	126
Costs paid or otherwise settled	(63)	(126)
Balance at December 31, 2019	$894	$—

During 2019, the Company recorded $1.1 million of severance and other associated costs related to the Plan. The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the consolidated statements of operations for the year ended December 31, 2019 by segment (amounts in thousands):

Year Ended
December 31, 2019
Breast Products	$499
miraDry	584
Total	$1,083

It is anticipated that the Company will additionally incur approximately $4.1 million of total restructuring costs during 2020, of which $1.1 million would be attributable to the Breast Products segment and $3.0 million would be attributable to the miraDry segment. As the development of the Plan is completed, the Company will update its estimated costs by reportable segment as needed.

(4) Acquisitions

(a)	Acquisition of certain assets from Vesta Intermediate Funding, Inc.

On November 7, 2019, the Company entered into an Asset Purchase Agreement with Vesta Intermediate Funding, Inc., pursuant to which the Company purchased certain assets and obtained a non-exclusive, royalty-free, perpetual, irrevocable, assignable, sublicensable, and worldwide license to certain intellectual property owned by Vesta. In consideration of the acquisition, the Company paid $14.0 million in cash on the closing date and $5.1 million for additional inventory. The Company will pay an additional $3.2 million and $3.0 million in cash on November 7, 2021 and November 7, 2023, respectively. In addition, in the event the closing price of the Company’s common stock equals or exceeds a certain agreed upon price target, or the First Milestone Price Target, on any date through November 7, 2023, the Company will issue Vesta 303,721 shares of common stock within five business days of such date and in the event the closing price of the Company’s common stock equals or exceeds a second agreed upon price target, or the Second Milestone Price Target, on any date through November 7, 2023, the Company will issue Vesta 303,721 shares of common stock within five business days of such date. The Company will use its commercially reasonable efforts to file and maintain a resale registration statement registering the resale of the milestone shares. The transaction, which closed on November 7, 2019, or the Acquisition Date, will allow the Company to achieve a greater degree of vertical integration, obtaining direct control of breast implant manufacturing and product development activities and generating production-related cost synergies.

The acquired set of activities, which includes all the inputs, processes, and outputs related to the manufacturing of the Company’s gel breast implants, was determined to meet the definition of a business as outlined in ASC 805. In connection with the acquisition, the Company recorded $2.6 million of professional fees for the year ended December 31, 2019, which are included in general and administrative expense. The aggregate preliminary acquisition date fair value of the consideration transferred was approximately $27.0 million, consisting of the following (in thousands):

Fair Value
Cash consideration at Acquisition Date	$14,000
Deferred consideration	4,737
Equity contingent consideration	3,156
Purchase price for additional inventory purchase	5,113
Total purchase consideration	$27,006

The Company funded the cash consideration amount with cash on hand. The deferred consideration represents the fair value of the additional cash to be paid on the second and fourth anniversaries following the closing date. The equity contingent consideration represents Vesta’s contractual right to receive potential future consideration in the form of shares of Sientra common stock upon achievement of certain price milestones of the Company’s common stock (the First and Second Milestone Price Targets). The fair value of the equity contingent consideration at the acquisition date was determined using a Monte-Carlo simulation model. The inputs include the Company’s closing stock price as of the valuation date, Company-specific historical equity volatility, and the risk-free rate. Equity contingent consideration was determined to be equity classified and is therefore not subsequently remeasured each reporting period unless the obligation becomes reclassified as a liability, and subsequent settlement of the obligation will be accounted for within equity. The additional inventory purchase represents cash paid for inventory and ordering supplies needed to support the acquired manufacturing process, at cost in accordance with the Transition Services Agreement. As of December 31, 2019, $3.9 million of the additional inventory purchase was funded with cash on hand, and the remaining $1.2 million is included in “Accrued and other current liabilities” on the consolidated balance sheet.

In accordance with ASC 805, the Company has recorded the acquired assets (including identifiable intangible assets) and liabilities assumed at their respective fair value. The preliminary allocation of the total purchase price is as follows (in thousands):

November 7,
2019
Inventories	$7,138
Property and equipment	7,304
Goodwill	4,324
Intangible assets	8,240
Net assets acquired	$27,006

Goodwill was allocated to the Breast Products reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and additional market opportunities and is deductible for tax purposes.

The intangible assets consist of intellectual property related to manufacturing know-how. The intellectual property has an estimated useful life of 19 years and is amortized using an accelerated method of 95% of the benefit realized.

The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. The fair values of assets acquired may change over the measurement period as additional information is received. The primary areas that are subject to change include the fair value of property and equipment and inventories. The measurement period will end no later than one year from the acquisition date.

In connection with the acquisition, the Company entered into a Termination and Release Agreement with Vesta, effectively terminating the existing manufacturing agreement between the Company and Vesta. The Company evaluated the settlement of the pre-exiting relationship under the provisions of ASC 805 and recognized no gain or loss as a result of the termination.

The results of the acquired business have been included in the consolidated financial statements from November 7, 2019 through December 31, 2019 and have been included in the Breast Products segment. Disclosure of pro forma combined revenue have not been presented because the effect of the acquisition had no impact on the Company’s revenue. Disclosure of pro forma combined earnings have not been presented because it is impracticable to do so due to a variety of limitations, including a lack of readily available historical GAAP financial statements.

(b)	Acquisition of miraDry

On June 11, 2017, Sientra entered into the Merger Agreement with miraDry, pursuant to which Sientra commenced a tender offer to purchase all of the outstanding shares of miraDry’s common stock for (i) $0.3149 per share, plus (ii) the contractual right to receive one or more contingent payments upon the achievement of certain future sales milestones. The total merger consideration was $18.7 million in upfront cash and the contractual rights represented potential contingent payments of up to $14 million. The transaction, which closed on July 25, 2017, or the Acquisition Date, added the miraDry System, the only FDA cleared device to reduce underarm sweat, odor and permanently reduce hair of all colors, to Sientra’s aesthetics portfolio.  In connection with the acquisition, the Company recorded $3.1 million of professional fees for the year ended December 31, 2017, which are included in general and administrative expense. The aggregate acquisition date fair value of the consideration transferred was approximately $29.6 million, consisting of the following (in thousands):

Fair Value
Cash consideration at Acquisition Date (other than debt payoff)	$6,193
Cash consideration at Acquisition Date (debt payoff)	12,467
Deferred consideration	966
Contingent consideration	9,946
Total purchase consideration	$29,572

The Company funded the cash consideration, including the debt payoff amount with cash on hand. The cash consideration included the payoff of miraDry’s existing term loan, or the Note Purchase Agreement dated January 27, 2017 and bridge loan, or the January 2017 Bridge Loan, including interest. The deferred consideration relates to cash held back to be used for either potential litigation-related expenses or for payments to certain former investors of miraDry, as defined in the Note Purchase Agreement dated January 27, 2017, one year following the Acquisition Date. Upon reaching one year, the deferred consideration was classified as $0.4 million of legal settlement payable in the consolidated balance sheet and $0.6 million had offset legal fees paid that the Company had previously included in “prepaid expenses and other current assets” on the consolidated balance sheet. Contingent consideration of future cash payments of a maximum of $14.0 million in two milestones represents the contractual right of certain former miraDry shareholders to receive one or more contingent payments upon achievement of certain future sales milestones and includes certain amounts due to investors related to the remaining balances on the January 2017 Bridge Note and accrued royalty obligations, with certain amounts held back for potential litigation-related expenses. The fair value of the contingent consideration at the acquisition date was determined using a Monte-Carlo simulation model. The inputs include the estimated amount and timing of future net sales, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs and are further discussed in Note 2(f). The first milestone was met in the second quarter of 2019 and subsequently paid out in the third quarter of 2019. The remaining contingent consideration component continues to be subject to the recognition of subsequent changes in fair value through general and administrative expense in the consolidated statement of operations.

In accordance with ASC 805, the Company recorded the acquired assets (including identifiable intangible assets) and liabilities assumed at their respective fair value. The allocation of the total purchase price was as follows (in thousands):

July 25,
2017
Cash	$205
Accounts receivable, net	2,091
Inventories	7,064
Other current assets	170
Property and equipment, net	528
Goodwill	7,629
Intangible assets	14,800
Restricted cash	305
Other assets	12
Liabilities assumed:
Accounts payable	(908)
Accrued and other current liabilities	(2,294)
Other current liabilities	(30)
Net assets acquired	$29,572

Goodwill was allocated to the miraDry reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and additional market opportunities, and is not deductible for tax purposes.

A summary of the intangible assets acquired, estimated useful lives and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life	method
Developed technology	$3,000	15 years	Accelerated
Customer relationships	6,300	14 years	Accelerated
Distributor relationships	500	9 years	Accelerated
Trade name	5,000	15 years	Accelerated
	$14,800

For a discussion of the impairment of goodwill and partial impairment of intangible assets associated with the miraDry acquisition in 2019, see Note 2(h).

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

December 31,
2017
Pro Forma
Net sales	$46,747
Net loss	(74,110)
Pro forma loss per share attributable to ordinary shares - basic and diluted	$(3.96)

(5) Balance Sheet Components

Inventories, net consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$8,095	$2,147
Work in progress	5,543	2,110
Finished goods	23,893	18,335
Finished goods - right of return	2,081	1,493
	$39,612	$24,085

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Leasehold improvements	$2,841	$402
Manufacturing equipment and toolings	8,175	1,928
Computer equipment	1,250	682
Software	2,602	1,039
Office equipment	111	156
Furniture and fixtures	1,144	826
	16,123	5,033
Less accumulated depreciation	(3,809)	(2,497)
	$12,314	$2,536

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.1 million and $0.9 million, respectively.

Under the terms of the Asset Purchase Agreement with Vesta entered into on November 7, 2019, the Company acquired $7.3 million of fixed assets, including leasehold improvements of $2.4 million, manufacturing equipment of $4.4 million, and capitalized software of $0.5 million. Refer further to Note 4(a).

Accrued and other current liabilities consist of the following:

	December 31,	December 31,
	2019	2018
Payroll and related expenses	$6,789	$6,466
Accrued severance	894	—
Accrued commissions	4,984	5,321
Accrued equipment	400	18
Accrued inventory	2,216	—
Deferred and contingent consideration, current portion	6,830	7,645
Audit, consulting and legal fees	630	703
Accrued sales and marketing expenses	1,109	1,374
Operating lease liabilities	1,259	—
Finance lease liabilities	40	—
Other	7,400	6,170
	$32,551	$27,697

(6) Leases

The Company leases certain office space, warehouses, distribution facilities, manufacturing facilities and office equipment. The Company also has embedded leases of manufacturing facilities and equipment associated with the Company’s manufacturing contracts. The Company determines if an arrangement contains a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset.

Operating and finance lease right-of-use, or ROU, assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The Company determines its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. During the fourth quarter of 2019, the Company included a four-year renewal option in the lease term for one operating lease as it was concluded that it was reasonably certain that the Company will exercise the option. The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases. The Company’s lease agreements generally do not contain material residual value guarantees or material restrictive covenants.

The Company’s leases of office space, warehouses, distribution facilities and manufacturing facilities are treated as operating leases and often contain lease and non-lease components. The Company has elected to account for these lease and non-lease components separately. Non-lease components for these assets are primarily comprised of common-area maintenance, utilities, and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company, and are recognized in operating expenses in the period in which the obligation for those payments was incurred. Lease cost for these operating leases is recognized on a straight-line basis over the lease term in operating expenses.

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

Components of lease expense were as follows:

		Year Ended December 31,
Lease Cost	Classification	2019
Operating lease cost	Operating expenses	$1,550
Operating lease cost	Inventory	4,206
Total operating lease cost		$5,756
Finance lease cost
Amortization of right-of-use assets	Operating expenses	41
Interest on lease liabilities	Other income (expense), net	4
Total finance lease cost		$45
Variable lease cost	Inventory	10,568
Total lease cost		$16,369

Short-term lease expense for the year ended December 31, 2019 was immaterial.

Supplemental cash flow information related to operating and finance leases for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,419
Operating cash outflows from finance leases	44
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,667
Finance leases	117

Operating right-of use assets obtained in exchange for lease obligations of $8.7 million is net of an increase of $17.7 million right-of-use assets in 2019 associated with the Vesta manufacturing agreement which were subsequently removed in connection with the Vesta Acquisition and termination of the Vesta manufacturing agreement on November 7, 2019.

Supplemental balance sheet information, as of December 31, 2019, related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

December 31,
2019
Reported as:
Other assets
Operating lease right-of-use assets	$7,494
Finance lease right-of-use assets	78
Total right-of use assets	$7,572
Accrued and other current liabilities
Operating lease liabilities	$1,259
Finance lease liabilities	40
Warranty reserve and other long-term liabilities
Operating lease liabilities	6,434
Finance lease liabilities	35
Total lease liabilities	$7,768
Weighted average remaining lease term (years)
Operating leases	5
Finance leases	2
Weighted average discount rate
Operating leases	7.45%
Finance leases	4.06%

As of December 31, 2019, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
2020	1,838	42	1,880
2021	1,871	36	1,907
2022	1,718	—	1,718
2023	1,759	—	1,759
2024 and thereafter	2,246	—	2,246
Total lease payments	$9,432	$78	$9,510
Less imputed interest	1,739	3	1,742
Total operating lease liabilities	$7,693	$75	$7,768

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2018 was as follows (in thousands):

Year Ended December 31:
2019	$1,325
2020	1,134
2021	1,060
2022	947
2023 and thereafter	1,557
$6,023

The table above does not include the minimum purchase obligations of approximately $21.6 million over the five years following December 31, 2018 under the Company’s contracts with its manufacturers which upon adoption of ASU 2016-02 on January 1, 2019 were accounted for as operating lease ROU assets and lease liabilities. In connection with the Vesta Acquisition in 2019, $17.6 million of the remaining minimum purchase obligations were removed concurrently with the termination of the manufacturing contract with Vesta.

(7) Debt

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

The Restated Term Loan Agreement provided for (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of Agent and the lenders following a request from the Company, an additional $15.0 million term loan facility, or altogether, the Restated Term Loan. The Restated Term Loan matures on July 1, 2024 and carries an interest rate of LIBOR plus 7.50%. The Company will make monthly payments of accrued interest under the Restated Term Loan from the funding date of the Restated Term Loan, until July 31, 2021, to be followed by monthly installments of principal and interest through the Maturity Date of July 1, 2024. The Company may prepay all of the Restated Term Loan prior to its maturity date provided the Company pays MidCap a prepayment fee. Net proceeds from the Restated Term Loan were used to repay the $35 million outstanding balance related to the Term Loans. As of December 31, 2019, there was $40.0 million outstanding related to the Restated Term Loans. As of December 31, 2019, the long-term portion of the unamortized debt issuance costs on the Restated Term Loans was approximately $1.8 million and are included as a reduction to debt on the consolidated balance sheet. As of December 31, 2019, there was no current portion of unamortized debt issuance costs.

The Restated Revolving Credit Agreement provides for, among other things, a revolving loan of up to $10.0 million (the “Restated Revolving Loan”). The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The Restated Revolving Loan carries an interest rate of LIBOR plus 4.50%. The Borrowers may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Restated Revolving Credit Agreement until the maturity of the facility on July 1, 2024. Immediately prior to the effectiveness of the Restated Revolving Credit Agreement, the Company converted the $4.3 million outstanding borrowings under the Revolving Loan into the Restated Revolving Loan. As of December 31, 2019, there were $6.5 million borrowings outstanding under the Revolving Loan. As of December 31, 2019, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in other long-term assets on the consolidated balance sheet.

The amortization of debt issuance costs for the years ended December 31, 2019 and 2018 was $0.4 million and  $0.2 million, respectively, and was included in interest expense in the consolidated statements of operations.

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

Future Principal Payments of Debt

The future schedule of principal payments for the outstanding Term Loans as of December 31, 2019 was as follows (in thousands):

Fiscal Year
2020	$-
2021	5,556
2022	13,333
2023	13,333
2024	7,778
Total	$40,000

Deerfield Facility, Convertible Note and Guaranty

On March 11, 2020, the Company entered into a Facility Agreement (the “Deerfield Facility Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries party thereto as guarantors (collectively with the Company, the “Loan Parties”) and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the sale by the Company to Deerfield of $60.0 million of principal amount of 4.0% unsecured and subordinated convertible notes (the “Convertible Note”) upon the terms and conditions set forth in the Deerfield Facility Agreement (the “Deerfield Financing”). On the date of the Deerfield Facility Agreement, the Company issued a $60.0 million Convertible Note to Deerfield, which Convertible Note matures on the fifth anniversary of the issuance date and is convertible into shares of the Company’s Common Stock, at an initial conversion price of $4.10 per share, representing a 35% premium over the Company’s closing stock price of $3.04 per share on March 10, 2020. In connection with the Deerfield Facility Agreement and the Convertible Note issued thereunder, all of the Company’s operating subsidiaries (each a “Guarantor” and, collectively, the “Guarantors”) entered into a Guaranty, dated as of March 11, 2020 (the “Guaranty”), whereby the Guarantors agreed to guarantee the obligations and liabilities of the Company under the Deerfield Facility Agreement and the Convertible Note.

The Convertible Note bears interest at 4.0% per annum. The Convertible Note is convertible at any time at the option of Deerfield, provided that Deerfield is prohibited from converting the Convertible Note into shares of Common Stock if, as a result of such conversion, the Holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of Common Stock then issued and outstanding. Pursuant to the Convertible Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the Convertible Note), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Note) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Note). The Convertible Note is subject to specified events of default, the occurrence of which would entitle Deerfield to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Note. Such events of default include, among others, failure to make any payment under the Convertible Note when due, failure to observe or perform any covenant under the Deerfield Facility Agreement or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Convertible Note.

In connection with the Deerfield Financing, the Company also entered into a Subordination Agreement, by and among Deerfield, the Company, MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc. and MidCap Funding IV Trust, pursuant to which the parties thereto agreed that the obligations of the Company to Deerfield under the Deerfield Facility Agreement and under the Convertible Note shall be subordinate to the Company’s obligations to MidCap Funding IV Trust, as agent for the financial institutions party to that certain Amended and Restated Credit and Security Agreement (Revolving Loan) dated as of July 1, 2019, which agreement the Company, MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc. and MidCap Funding IV Trust are a party to.

In connection with the Deerfield Financing, the Company also entered into a Subordination Agreement, by and among Deerfield, the Company, MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc. and MidCap Financial Trust, pursuant to which the parties thereto agreed that the obligations of the Company to Deerfield under the Deerfield Facility Agreement and under the Convertible Note shall be subordinate to the Company’s obligations to MidCap Financial Trust, as agent for the financial institutions party to that certain Amended and Restated Credit and Security Agreement (Term Loan) dated as of July 1, 2019 , which agreement the Company, MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc. and MidCap Financial Trust are a party to.

Registration Rights Agreement

In connection with the Deerfield Facility Agreement, on March 11, 2020, the Company and Deerfield entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to prepare and file with the SEC a Registration Statement on Form S-3, or such other form as required to effect a registration of the Common Stock issued or issuable upon conversion of or pursuant to the Convertible Note (the “Registrable Securities”), covering the resale of the Registrable Securities and such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of or otherwise pursuant to the Convertible Note to prevent dilution resulting from certain corporate actions. Such Registration Statement must be filed within 30 calendar days following the date of issuance of the Convertible Note.

(8) Goodwill and Other Intangible Assets, net

(a)	Goodwill

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired. As of December 31, 2019 and December 31, 2018 the miraDry reporting unit had a negative carrying value.

The changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2016	$4,878	$—	$4,878
Goodwill acquired (Note 4)	—	7,629	7,629
Balances as of December 31, 2017	$4,878	$7,629	$12,507
Goodwill acquired	$—	$—	$—
Balances as of December 31, 2018	$4,878	$7,629	$12,507
Goodwill acquired (Note 4)	$4,324	$—	$4,324
Impairment losses	—	(7,629)	(7,629)
Balances as of December 31, 2019	$9,202	$—	$9,202

The Company recorded a full impairment on miraDry goodwill of $7.6 million during the second quarter ended June 30, 2019. For the Breast Products reporting unit, the Company conducted the annual goodwill impairment test in the fourth quarter of 2019 and determined no impairment of goodwill.

(b)	Other Intangible Assets

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

	Average
	Amortization	December 31, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$9,540	$(3,846)	$5,694
Trade names - finite life	14	2,000	(292)	1,708
Developed technology	13	1,500	(84)	1,416
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(118)	8,122
Total definite-lived intangible assets		$23,743	$(6,803)	$16,940

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2018
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$11,240	$(3,486)	$7,754
Trade names - finite life	14	5,800	(541)	5,259
Developed technology	15	3,000	(338)	2,662
Distributor relationships	9	500	(130)	370
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Total definite-lived intangible assets		$23,003	$(6,958)	$16,045

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the year ended December 31, 2019, 2018 and 2017 was $2.3 million, $2.3 million and $2.2 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2019 (in thousands):

Amortization
Period	Expense
2020	$2,301
2021	2,092
2022	1,949
2023	1,803
2024	1,586
Thereafter	7,209
$16,940

(9) Income Taxes

The provision for income tax consists of the following:

	Year Ended December 31,
	2019	2018	2017
Federal	$9	$2	$(38)
State	9	(10)	17
Foreign	16	4	4
Total income tax (benefit) expense	$34	$(4)	$(17)

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before income taxes as follows: (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$(22,424)	$(17,353)	$(21,776)
State, net of federal benefit	(2,109)	(5,999)	(2,637)
Permanent items	857	338	1,327
Benefit state rate change	337	60	(56)
Other	368	(103)	(156)
Change in federal statutory rate	—	—	34,555
Goodwill impairment	1,602	—	—
Change in valuation allowance	21,403	23,053	(11,274)
	$34	$(4)	$(17)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	$99,759	$80,382
Research and development credits	3,626	3,494
Lease liabilities	1,902	—
Accruals and reserves	9,636	8,896
Intangibles	5,330	4,599
	120,253	97,371
Less valuation allowance	(115,307)	(93,904)
Total deferred tax assets	$4,946	$3,467

Depreciation	$(40)	$(15)
Right-of-use assets	$(1,854)	$-
Intangibles - deferred tax liability	(3,102)	(3,484)
Total deferred tax liabilities	(4,996)	(3,499)
Net deferred taxes	$(50)	$(32)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on all the relevant factors, a valuation allowance of $115.3 million has been established against deferred tax assets as of December 31, 2019 as management determined that it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

As of December 31, 2019, the Company had net operating loss carryforwards of approximately $388.9 million and $224.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of the $388.9 million in federal net operating loss carryforwards, $235.3 million relate to net operating loss carryforwards generated from 2006 through 2017 and are carried forward for 20 years from the year of generation, and $153.5 million relate to net operating loss carryforwards generated from 2018 and 2019 and are carried forward indefinitely subject to an 80% limitation. The state net operating loss carryforwards began expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change ”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.

At December 31, 2019, the Company had research and development credit carryforwards of approximately $2.1 million and $2.7 million available to reduce future taxable income, income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2029 and the state credits carryforward indefinitely.

At December 31, 2019, the Company had unrecognized tax benefits of approximately $1.1 million associated with the research and development credits. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2017	$966
Additions based on tax positions taken in the current year	110
Ending balance at December 31, 2018	1,076
Additions based on tax positions taken in the current year	40
Ending balance at December 31, 2019	$1,116

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other (income) expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2019.

The Company files U.S. federal, state, and international income tax returns in jurisdictions with varying statute of limitations.  In general, the Company’s federal tax returns for 2016 to 2018 and state tax returns for 2015 to 2018 remain open for examination by the federal and state tax authorities, including net operating loss carryforwards to those years.

(10)   Employee Benefit Plans

In September 2016, the Company adopted a Section 401(k) Retirement Savings Plan for the benefit of eligible employees. All employees become eligible to participate in the plan the first of the month following their hire date and may contribute their pretax or after–tax salary, up to the Internal Revenue Service annual contribution limit. The Company makes contributions to the 401(k) plan under a safe harbor provision, whereby the Company contributes 3% of each participating employee’s annual compensation. The Company contributions vest immediately. The Company contributed and included in operating expense $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017 respectively.

(11) Stockholders’ Equity

(a)	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2019, the Company had no preferred stock issued or outstanding.

(b)	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loan amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. As of December 31, 2019, there were warrants to purchase an aggregate of 47,710 shares of common stock outstanding.

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

As of December 31, 2019, pursuant to the 2007 Plan, there were 360,015 options outstanding and no shares of common stock available for future grants.

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

As of December 31, 2019, pursuant to the 2014 Plan, there were 4,710,672 shares of common stock reserved and 615,460 shares of common stock available for future grants.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company. As of December 31, 2019, inducement grants for 1,294,949 shares of common stock have been awarded, and 217,379 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2017	2,179,787	$7.60	7.27
Granted	—	—
Exercised	(147,463)	7.79
Forfeited	(78,990)	11.68
Balances at December 31, 2018	1,953,334	7.42	6.30
Granted	—	—
Exercised	(51,451)	2.44
Forfeited	(21,037)	19.39
Balances at December 31, 2019	1,880,846	$7.42	5.48
Vested and expected to vest at December 31, 2019	1,880,846
Vested and exercisable at December 31, 2019	1,794,439		5.74

There were no stock options granted during the years ended December 31, 2019 and 2018. The weighted average grant date fair value of stock options granted to employees and directors during the year ended December 31, 2017 was  $4.54 per share. Stock-based compensation expense for stock options for the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $1.6 million and $2.2 million, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. As of December 31, 2019 there was no unrecognized compensation cost related to stock options granted under the plans. The expense is recorded within the operating expense components in the consolidated statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $0.6 million, $2.0 million, and $3.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The expected term of employee stock options, risk‑free interest rate and volatility represents the weighted average, based on grant date period which the stock options are expected to remain outstanding. The Company utilized the simplified method to estimate the expected term of the options pursuant to ASC Subtopic 718‑10 for all option grants to employees. The Company estimates its expected stock volatility based on company-specific historical and implied volatility information of its stock. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. The Company records forfeitures when they occur.

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

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2017	928,552	$9.12
Granted	1,932,840	14.38
Vested	(523,257)	10.40
Forfeited	(196,785)	12.26
Balances at December 31, 2018	2,141,350	$13.27
Granted	1,407,768	8.02
Vested	(944,467)	10.56
Forfeited	(371,695)	7.99
Balances at December 31, 2019	2,232,956	$11.99

The weighted average grant date fair value of RSUs granted to employees and directors during the years ended December 31, 2019, 2018 and 2017 was $8.02, $14.38, and $9.19 per share, respectively. Stock-based compensation expense for RSUs for the years ended December 31, 2019, 2018 and 2017 was $11.3 million, $11.7 million and $4.1 million, respectively. As of December 31, 2019, there was $13.2 million total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.74 years.

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

As of December 31, 2019, the number of shares of common stock reserved for issuance under the ESPP was 1,250,857. During the year ended December 31, 2019, employees purchased 175,624 shares under the ESPP at a weighted average exercise price of $6.93 per share. During the year ended December 31, 2018, employees purchased 145,616 shares under the ESPP at a weighted average exercise price of $6.82 per share. As of December 31, 2019, the number of shares of common stock available for future issuance under the ESPP was 654,619. Stock-based compensation related to the ESPP for the years ended December 31, 2019, 2018 and 2017 was $0.8 million, $0.6 million, and $0.4 million, respectively.

(12) Segment Reporting and Geographic Information

(a)	Reportable Segments

The Company has two reportable segments: Breast Products and miraDry. The Breast Products segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips. These segments align with the Company’s principal target markets. On July 25, 2017, the Company acquired miraDry, and on November 7, 2019, the Company acquired Vesta. See Note 4 – Acquisitions for additional details. miraDry has been included in the consolidated results of operations as of the acquisition date and financial performance of the acquired business is reported in the miraDry segment. Vesta has been included in the consolidated results of operations as of the acquisition date and financial performance of the acquired business is reported in the Breast Products segment.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	December 31,
	2019	2018	2017
Net sales
Breast Products	$46,363	$37,016	$31,485
miraDry	37,336	31,110	5,057
Total net sales	$83,699	$68,126	$36,542

	December 31,
	2019	2018	2017
Loss from operations
Breast Products	$(50,175)	$(53,047)	$(56,657)
miraDry	(53,392)	(26,727)	(6,233)
Total loss from operations	$(103,567)	$(79,774)	$(62,890)

	December 31,	December 31,
	2019	2018
Assets
Breast Products	$169,613	$130,149
miraDry	34,791	38,210
Total assets	$204,404	$168,359

(b)	Geographic Information

Net sales are attributed to geographic areas based on where the Company’s products are shipped. The following table presents the net sales by geographical region for the periods presented (in thousands):

	December 31,
	2019	2018	2017
United States	$62,277	$49,975	$33,473
International	21,422	18,151	3,069
Total net sales	$83,699	$68,126	$36,542

(13) Commitments and Contingencies

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

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the Plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

(14) Summary of Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly statements of operations data and our key metrics for each of the eight quarters ended December 31, 2019. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
2019	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$17,552	$20,525	$22,412	$23,210
Gross profit	11,078	12,712	12,658	14,239
Net loss	(26,484)	(37,654)	(22,433)	(20,247)
Net loss per share:
Basic and diluted	$(0.91)	$(1.10)	$(0.45)	$(0.41)

	Quarter Ended
2018	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$14,676	$17,554	$16,875	$19,021
Gross profit	8,579	10,894	10,477	11,354
Net loss	(19,423)	(18,028)	(20,545)	(24,631)
Net loss per share:
Basic and diluted	$(0.99)	$(0.73)	$(0.72)	$(0.86)

(15) Subsequent Events

On March 11, 2020, the Company entered into a Facility Agreement (the “Deerfield Facility Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries party thereto as guarantors (collectively with the Company, the “Loan Parties”) and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the sale by the Company to Deerfield of $60.0 million of principal amount of 4.0% unsecured and subordinated convertible notes (the “Convertible Note”) upon the terms and conditions set forth in the Deerfield Facility Agreement (the “Deerfield Financing”). Refer to Note 7 – Debt for further details.

Sientra, Inc.

Schedule II — Valuation and Qualifying Accounts

December 31, 2019, 2018 and 2017

(In thousands)

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions(1)	period
Year Ended December 31, 2017
Allowance for sales returns	$3,908	$48,098	$(48,100)	$3,906
Year Ended December 31, 2018
Sales return liability	$3,906	$70,608	$(68,466)	$6,048
Year Ended December 31, 2019
Sales return liability	$6,048	$106,216	$(104,148)	$8,116

(1)	Amounts represent actual sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2020	SIENTRA, INC.

	By:	/s/ Jeffrey Nugent
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

Name	Title	Date

/s/ Jeffrey Nugent Jeffrey Nugent	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2020

/s/ Paul Little Paul Little	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2020

/s/ Nicholas Simon Nicholas Simon	Lead Independent Director	March 16, 2020

/s/ Mary M. Fisher Mary M. Fisher	Director	March 16, 2020

/s/ Kevin O’Boyle Kevin O’Boyle	Director	March 16, 2020

/s/ Philippe A. Schaison Philippe A. Schaison	Director	March 16, 2020

/s/ Keith Sullivan Keith Sullivan	Director	March 16, 2020
/s/Caroline Van Hove	Director	March 16, 2020
Caroline Van Hove