Form 10-Q
period 2020-03-31
Sientra, Inc.
filed 2020-05-11
CIK 1551693

18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 50,033,442.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

TABLE OF CONTENTS

Page

Part I — Financial Information	1

Item 1. Condensed Consolidated Financial Statements - Unaudited	1
Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	1
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	2
Condensed Consolidated Statement of Stockholders' Equity for the Period from December 31, 2018 through March 31, 2019 and December 31, 2019 through March 31, 2020	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	4
Notes to the Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

Part II — Other Information	37

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$112,062	$87,608
Accounts receivable, net of allowances of $2,741 and $3,835 at March 31, 2020 and December 31, 2019, respectively	25,425	27,548
Inventories, net	42,118	39,612
Prepaid expenses and other current assets	2,264	2,489
Total current assets	181,869	157,257
Property and equipment, net	12,344	12,314
Goodwill	9,202	9,202
Other intangible assets, net	10,383	17,390
Other assets	9,048	8,241
Total assets	$222,846	$204,404
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$25,000	$6,508
Accounts payable	5,835	9,352
Accrued and other current liabilities	26,402	32,551
Customer deposits	15,227	13,943
Sales return liability	8,707	8,116
Total current liabilities	81,171	70,470
Long-term debt	55,918	38,248
Derivative liability	16,230	—
Deferred and contingent consideration	5,285	5,177
Warranty reserve and other long-term liabilities	9,375	8,627
Total liabilities	167,979	122,522
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 50,079,024 and 49,612,907 and outstanding 50,006,297 and 49,540,180 shares at March 31, 2020 and December 31, 2019, respectively	500	495
Additional paid-in capital	552,154	550,562
Treasury stock, at cost (72,727 shares at March 31, 2020 and December 31, 2019)	(260)	(260)
Accumulated deficit	(497,527)	(468,915)
Total stockholders’ equity	54,867	81,882
Total liabilities and stockholders’ equity	$222,846	$204,404

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$16,932	$17,552
Cost of goods sold	6,792	6,474
Gross profit	10,140	11,078
Operating expenses:
Sales and marketing	16,763	20,401
Research and development	2,908	3,054
General and administrative	9,304	13,474
Restructuring	1,739	—
Impairment	6,432	—
Total operating expenses	37,146	36,929
Loss from operations	(27,006)	(25,851)
Other income (expense), net:
Interest income	180	304
Interest expense	(1,623)	(952)
Other income (expense), net	(163)	15
Total other income (expense), net	(1,606)	(633)
Loss before income taxes	(28,612)	(26,484)
Income tax	—	—
Net loss	$(28,612)	$(26,484)
Basic and diluted net loss per share attributable to common stockholders	$(0.57)	$(0.91)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	49,916,412	29,099,382

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Stock-based compensation	—	—	—	—	—	—	3,772	—	3,772
Stock option exercises			45,453	—	—	—	106	—	106
Employee stock purchase program (ESPP)	—	—	68,899	1	—	—	682	—	683
Vested restricted stock	—	—	671,245	7	—	—	(7)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(212,714)	(2)	—	—	(2,723)	—	(2,725)
Net loss	—	—	—	—	—	—	—	$(26,484)	(26,484)
Balances at March 31, 2019	—	—	29,274,377	$292	72,727	$(260)	$430,779	$(388,581)	$42,230

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Issuance of common stock through ATM	—	—	37,000	1	—	—	263	—	264
Stock-based compensation	—	—	—	—	—	—	2,000	—	2,000
Employee stock purchase program (ESPP)	—	—	113,615	1	—	—	533	—	534
Vested restricted stock	—	—	472,914	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(157,412)	(2)	—	—	(1,199)	—	(1,201)
Net loss	—	—	—	—	—	—	—	(28,612)	(28,612)
Balances at March 31, 2020	—	—	50,079,024	$500	72,727	$(260)	552,154	$(497,527)	$54,867

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,612)	$(26,484)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment	6,432	—
Depreciation and amortization	1,228	831
Provision for doubtful accounts	357	342
Provision for warranties	236	273
Provision for inventory	1,081	289
Fair value adjustments of liabilities held at fair value	91	98
Stock-based compensation expense	2,133	3,700
Payments of contingent consideration liability in excess of acquisition-date fair value	—	(630)
Other non-cash adjustments	397	56
Changes in operating assets and liabilities:
Accounts receivable	1,766	(2,583)
Inventories	(3,720)	(3,373)
Prepaid expenses, other current assets and other assets	(587)	396
Accounts payable, accrueds, and other liabilities	(9,867)	(75)
Customer deposits	1,284	956
Sales return liability	592	1,968
Legal settlement payable	—	(410)
Net cash used in operating activities	(27,189)	(24,646)
Cash flows from investing activities:
Purchase of property and equipment	(1,206)	(610)
Net cash used in investing activities	(1,206)	(610)
Cash flows from financing activities:
Proceeds from option exercises and employee stock purchase plan	534	789
Net proceeds from issuance of common stock	264	—
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,201)	(2,725)
Gross borrowings under the Revolving Loan	—	4,183
Repayment of the Revolving Loan	(6,508)	(1,565)
Net proceeds from issuance of the Convertible Note	60,000	—
Payments of contingent consideration up to acquisition-date fair value	—	(370)
Deferred financing costs	(240)	—
Net cash provided by financing activities	52,849	312
Net increase in cash, cash equivalents and restricted cash	24,454	(24,944)
Cash, cash equivalents and restricted cash at:
Beginning of period	87,951	87,242
End of period	$112,405	$62,298

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$112,062	$61,955
Restricted cash included in other assets	343	343
Total cash, cash equivalents and restricted cash	$112,405	$62,298

Supplemental disclosure of cash flow information:
Interest paid	$1,067	$903
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$222	$273
Deferred financing costs in accrued liabilities	1,275	—

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

On November 7, 2019, the Company entered into an Asset Purchase Agreement, or the Purchase Agreement, with Vesta Intermediate Funding, Inc., or Vesta, pursuant to which the Company purchased certain assets and obtained a non-exclusive, royalty-free, perpetual, irrevocable, assignable, sublicensable, and worldwide license to certain intellectual property owned by Vesta, or the Vesta Acquisition. The total consideration was $ 19.1 million in cash, $3.2 million and $3.0 million in cash payable on November 7, 2021 and November 7, 2023, respectively, and two contingent share issuances of up to 303,721 shares each, of the Company’s common stock upon the achievement of certain price targets. The transaction, which closed on November 7, 2019, allows the Company to achieve a greater degree of vertical integration, obtaining direct control of breast implant manufacturing and product development activities and generating production-related cost synergies.

d.	Regulatory Review of Vesta Manufacturing

Prior to the asset acquisition on November 7, 2019, the Company engaged Vesta for the manufacture and supply of the Company’s breast implants. On March 14, 2017, the Company announced it had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacture of the Company’s PMA-approved breast implants at the Vesta manufacturing facility. On January 30, 2018, the Company announced the FDA has granted approval of the site-change supplement for the manufacture of its silicone gel breast implants at the Vesta manufacturing facility. In support of the move to the Vesta manufacturing facility, the Company also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional PMA submissions.  In addition to approving the manufacturing site-change PMA supplement, the FDA approved the Company’s three (3) process enhancement submissions on January 10, 2018, January 19, 2018 and April 17, 2018.

e.	Follow-On Offerings and At-The-Market Share Issuance

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

Further, during the first quarter of 2020, the Company sold 37,000 shares of its common stock under the At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated which was entered into in February 2018. Net proceeds to the Company after commissions were approximately $0.3 million.

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020, or the Annual Report. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

b.	Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. Although the Company expects its operating expenses will begin to decrease with the implementation of the organizational efficiency initiative announced on November 7, 2019, and other measures introduced as announced in the Company’s filing on Form 8-K on April 7, 2020, the Company will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans and convertible note, sales of products since 2012, and the proceeds from the sale of common stock in public offerings.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of March 31, 2020, the Company had cash and cash equivalents of $112.1 million. Since inception, the Company has incurred recurring losses from operations and cash outflows from operating activities. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital. The Company received FDA approval of its PMA supplement on April 17, 2018 and was then able to access a $10.0 million term loan pursuant to an amendment to the credit agreement with MidCap Financial Trust, or MidCap. In addition, in February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of our common stock having an aggregate gross offering price of up to $50.0 million. As of March 31, 2020, the Company has sold 37,000 shares of its common stock pursuant to the sales agreement, resulting in net proceeds after commissions of approximately $0.3 million. Further, on May 7, 2018 and June 7, 2019, the Company completed public offerings of its common stock, raising approximately $107.6 million and $107.7 million, respectively, in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

On July 1, 2019, the Company entered into certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid its existing indebtedness under its Loan Agreement and the outstanding commitment fee was cancelled. On May 11, 2020, the Company amended certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid certain amounts of its existing indebtedness. See Note 11 – Debt and Note 16 – Subsequent Events for further discussion.

On March 11, 2020, the Company entered into a facility agreement with Deerfield Partners, L.P., issuing $60.0 million in principal amount of 4.0% unsecured and subordinated convertible notes upon the terms and conditions set forth in the facility agreement. See Note 11 – Debt for further discussion.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies, removes, and adds certain disclosure requirements on fair value measurements. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption was permitted. The Company adopted the applicable amendments within ASU 2018-13 prospectively in the first quarter of 2020 and there was no material impact on its condensed consolidated financial statements from the adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption was permitted. The Company adopted ASU 2018-15 prospectively in the first quarter of 2020 and there was no material impact on its condensed consolidated financial statements from the adoption.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional expedients and exceptions for contract modifications that replace a reference rate affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022, and entities may elect to apply by Topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact the election of the optional expedient will have on the consolidated financial statements.

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

e.	Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, also known as COVID-19, a global pandemic. Due to the pandemic, there has been uncertainty and disruption in the global economy and significant volatility of financial markets. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, and employee-related amounts, will depend on future developments that are highly uncertain. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

As an aesthetics company, the Company's products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures.  The inability to perform such non-emergency procedures has harmed the Company’s revenues for the period ending March 31, 2020 and will likely result in future harm while these or new restrictions remain in place. In addition, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that this can lead to a local and/or global economic recession, which may result in further harm to the aesthetics market. Such economic disruption could adversely affect the Company’s business.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets, and goodwill could be impacted by the pandemic. While the full impact of COVID-19 is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

f.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.	Restructuring

On November 7, 2019, the Company announced an organizational efficiency initiative, or the Plan, designed to reduce spending and simplify operations. Under the Plan, the Company will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. and consolidating a number of business support services via a shared services organization at the Company’s Santa Barbara headquarters.

Under the Plan, the Company intends to reduce its workforce by terminating approximately 70 employees. The Company expects to incur total charges of approximately $4.1 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, the Company expects to incur estimated charges of approximately $0.7 million related to contract termination costs, duplicate operating costs, and other associated costs. In total, the Plan is estimated to cost approximately $4.8 million, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the condensed consolidated balance sheet as of March 31, 2020 (amounts in thousands):

	Severance costs	Other associated costs
Balance at December 31, 2019	$894	$—
Costs charged to expense	1,642	97
Costs paid or otherwise settled	(632)	(97)
Balance at March 31, 2020	$1,904	$—

During the three months ended March 31, 2020, the Company recorded $1.7 million of severance and other associated costs related to the Plan. The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2020 by segment (amounts in thousands):

	Year Ended	Three Months	Cumulative Restructuring
	December 31, 2019	Ended March 31, 2020	Charges
Breast Products	$499	$828	$1,327
miraDry	584	911	1,495
Total	$1,083	$1,739	$2,822

The Company has incurred cumulative restructuring charges of $2.8 million since the commencement of the restructuring plan through March 31, 2020. It is anticipated that the Company will additionally incur approximately $2.0 million of total restructuring costs during the remainder of 2020, of which $0.1 million would be attributable to the Breast Products segment and $1.9 million would be attributable to the miraDry segment. As the development of the Plan is completed, the Company will update its estimated costs by reportable segment as needed.

4.	Revenue

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

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. Reserves are established for anticipated sales returns based on the expected amount calculated with historical experience, recent gross sales and any notification of pending returns. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The Company has established an allowance for sales returns of $8.7 million and $8.1 million as of March 31, 2020 and December 31, 2019 respectively, recorded as “sales return liability” on the condensed consolidated balance sheets.

The following table provides a rollforward of the sales return liability (in thousands):

Sales return liability
Balance as of December 31, 2019	$8,116
Addition to reserve for sales activity	28,538
Actual returns	(28,074)
Change in estimate of sales returns	127
Balance as of March 31, 2020	$8,707

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

The Company introduced its Platinum20 Limited Warranty Program, or Platinum20, in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018.  Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 7). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale based on the relative estimated selling price, by estimating a standalone selling price using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin. The liability for unsatisfied performance obligations under the service warranty as of March 31, 2020 and December 31, 2019 was $1.3 million and $1.2 million, respectively. The short-term obligation related to the service warranty as of both March 31, 2020 and December 31, 2019 was $0.5 million and is included in “accrued and other current liabilities” on the condensed consolidated balance sheets. The long-term obligation related to the service warranty as of March 31, 2020 and December 31, 2019 was $0.8 million and $0.7 million, respectively, and is included in “warranty reserve and other long-term liabilities” on the condensed consolidated balance sheets. The performance obligation is satisfied at the time that Platinum20 benefits are provided and are expected to be satisfied over the following 3 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the three months ended March 31, 2020 was immaterial.

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $0.7 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. These costs are viewed as part of the Company’s sales and marketing programs and are recorded as a component of sales and marketing expense in the condensed consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the condensed consolidated statement of operations. The associated costs were $0.1 million for both the three months ended March 31, 2020 and 2019.

5.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, contingent consideration, and the convertible feature related to the convertible note are discussed in Note 6. The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of March 31, 2020, the carrying value of the long-term debt and convertible note was not materially different from the fair value.

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

Common Stock Warrants

The Company’s common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. The warrants are valued using the fair value of common stock as of the measurement date. The Company estimates its expected stock volatility based on company-specific historical and implied volatility information of its stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As of March 31, 2020, the fair value of the warrants was immaterial as a result of the decline in the Company’s stock price.

Contingent Consideration

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. The contingent consideration related to the acquisition of BIOCORNEUM consist of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the revenue discount rate, which was 19.0%. The contingent consideration for future milestone payments related to the acquisition of miraDry is based on the timing of achievement of target net sales, which is estimated based on an internal management forecast. The significant assumption utilized in the fair value measurement was the miraDry company discount rate, which was 11.2%. As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. During the quarter ended March 31, 2020, there were no material changes to the fair value of the contingent consideration.

Convertible note conversion feature

The Company assessed the fair value of the conversion feature related to the convertible note due in 2025. The conversion feature was bifurcated and recorded as a current derivative liability on the condensed consolidated balance sheet with a corresponding discount at the date of issuance that is netted against the principal amount of the note. The Company has utilized a binomial lattice method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the Base Conversion Rate and in the event of a major transaction (e.g. a change in control). As the probability of conversion is a significant unobservable input, the overall fair value measurement of the conversion feature is classified as level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	—	6,891	6,891
Liability for convertible note conversion feature	—	—	16,230	16,230
	$—	—	23,121	23,121

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	38	38
Liability for contingent consideration	—	—	6,891	6,891
	$—	—	6,929	6,929

The liability for the current portion of contingent consideration is included in “accrued and other current liabilities” and the long-term portion is included in “deferred and contingent consideration” in the condensed consolidated balance sheet. The liability for the conversion feature related to the convertible note is included in “derivative liability” in the condensed consolidated balance sheet.

The Company recognizes changes in the fair value of the derivative liability in “other income (expense), net” in the condensed consolidated statement of operations and changes in the contingent consideration are recognized in “general and administrative” expense in the condensed consolidated statement of operations.

7.	Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants, and a product warranty for the Company’s miraDry Systems and consumable bioTips. For silicone gel breast implant surgeries occurring prior to May 1, 2018, the Company provides lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone gel breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 4 above. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.  Under the miraDry warranty, the Company provides a standard product warranty for the miraDry System and bioTips, which the Company considers an assurance-type warranty.

The following table provides a rollforward of the accrued warranties (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance as of January 1	$1,562	$1,395
Warranty costs incurred during the period	(185)	(139)
Changes in accrual related to warranties issued during the period	242	244
Changes in accrual related to pre-existing warranties	(6)	29
Balance as of March 31	$1,613	$1,529

8.	Net Loss Per Share

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

	Three Months Ended March 31,
	2020	2019
Net loss (in thousands)	$(28,612)	$(26,484)
Weighted average common shares outstanding, basic and diluted	49,916,412	29,099,382
Net loss per share attributable to common stockholders	$(0.57)	$(0.91)

The Company excluded the following potentially dilutive securities, outstanding as of March 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	March 31,
	2020	2019
Stock options to purchase common stock	1,590,903	1,907,938
Warrants for the purchase of common stock	32,375	47,710
Equity contingent consideration	607,442	—
Stock issuable upon conversion of convertible note	19,733,352	—
	21,964,072	1,955,648

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the quarter ended March 31, 2020 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive. Further, the Company excluded from diluted weighted average shares approximately 14.6 million shares issuable upon conversion for the quarter ended March 31, 2020, as the effects would be anti-dilutive.

9.	Balance Sheet Components
a.	Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$7,175	$8,095
Work in progress	5,254	5,543
Finished goods	27,264	23,893
Finished goods - right of return	2,425	2,081
	$42,118	$39,612

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Leasehold improvements	$2,857	$2,841
Manufacturing equipment and toolings	8,481	8,175
Computer equipment	1,524	1,250
Software	2,652	2,602
Office equipment	129	111
Furniture and fixtures	1,162	1,144
	16,805	16,123
Less accumulated depreciation	(4,461)	(3,809)
	$12,344	$12,314

Depreciation expense for the three months ended March 31, 2020 and 2019 was $0.7 million and $0.3 million, respectively.

c.	Goodwill and Other Intangible Assets, net

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2018	$4,878	$7,629	$12,507
Goodwill acquired	4,324	—	4,324
Accumulated impairment losses	—	(7,629)	(7,629)
Balances as of December 31, 2019	$9,202	$—	$9,202
Goodwill acquired	—	—	—
Balances as of March 31, 2020	$9,202	$—	$9,202

In the first quarter of 2020, the Company noted a decline in actual and forecasted earnings for the miraDry reporting unit due to the effects and uncertainty surrounding the COVID-19 pandemic. As a result, the Company performed a test of recoverability by comparing the carrying value of the reporting unit to the future undiscounted cash flows the reporting unit is expected to generate. As the future undiscounted cash flows attributable to the asset group were less than the carrying value, the Company performed a quantitative analysis to compare the fair value of the intangible assets in the reporting unit to their carrying amount.

The Company’s fair value analysis of intangible assets utilizes methods under various income approaches. The Company values its customer relationships using an excess earnings method, which assumes the value of the asset is the discounted future cash flows derived from existing customers and requires the use of customer attrition rates and discount rates to determine the estimated fair value. The future revenues and free cash flow from existing customers are determined based upon actual results giving effect to management’s expected changes in operating results in future years. The attrition rate is based on average historical levels of customer attrition and the discount rate is based upon market participant assumptions using a defined peer group. Tradenames and developed technology are valued using a relief from royalty method, which assumes the value of the asset is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company. This method requires the use of royalty rates which are determined based on comparable third party license agreements involving similar assets and discount rates similar to the above to determine the estimated fair value.

After performing the impairment analysis as of March 31, 2020, the Company determined that the carrying values of all of the intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded total non-cash impairment charges of $1.1 million for trade names, $1.4 million for developed technology, and $3.9 million for customer relationships within impairment in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2020. As March 31, 2020, the remaining carrying value of the intangible assets are entirely associated with the Breast Products segment.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 31, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,470)	$1,470
Trade names - finite life	12	800	(272)	528
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(305)	7,935
Total definite-lived intangible assets		$16,443	$(6,510)	$9,933

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$9,540	$(3,846)	$5,694
Trade names - finite life	14	2,000	(292)	1,708
Developed technology	13	1,500	(84)	1,416
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(118)	8,122
Total definite-lived intangible assets		$23,743	$(6,803)	$16,940

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended March 31, 2020 and 2019 was $0.6 million. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of March 31, 2020 (in thousands):

Amortization
Period	Expense
2020	$997
2021	1,221
2022	1,163
2023	1,092
2024	948
Thereafter	4,512
$9,933

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and related expenses	$3,341	$6,789
Accrued severance	1,904	894
Accrued commissions	3,830	4,984
Accrued equipment	116	400
Accrued inventory	525	2,216
Deferred and contingent consideration, current portion	6,830	6,830
Audit, consulting and legal fees	260	630
Accrued sales and marketing expenses	1,357	1,109
Operating lease liabilities	1,430	1,259
Finance lease liabilities	54	40
Other	6,755	7,400
	$26,402	$32,551

10.	Leases

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

Components of lease expense were as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
Lease Cost	Classification	2020	2019
Operating lease cost	Operating expenses	$530	$380
Operating lease cost	Inventory	—	1,248
Total operating lease cost		$530	$1,628
Finance lease cost
Amortization of right-of-use assets	Operating expenses	14	9
Interest on lease liabilities	Other income (expense), net	2	1
Total finance lease cost		$16	$10
Variable lease cost	Inventory	—	2,373
Total lease cost		$546	$4,011

Short-term lease expense for both the three months ended March 31, 2020 and 2019 was not material.

Supplemental cash flow information related to operating and finance leases for the three months ended March 31, 2020 was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$487	$1,462
Operating cash outflows from finance leases	14	9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,105	$23,046
Finance leases	60	119

Supplemental balance sheet information, as of March 31, 2020, related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	March 31,	December 31,
	2020	2019
Reported as:
Other assets
Operating lease right-of-use assets	$8,234	$7,494
Finance lease right-of-use assets	124	78
Total right-of use assets	$8,358	$7,572
Accrued and other current liabilities
Operating lease liabilities	$1,430	$1,259
Finance lease liabilities	54	40
Warranty reserve and other long-term liabilities
Operating lease liabilities	7,005	6,434
Finance lease liabilities	69	35
Total lease liabilities	$8,558	$7,768
Weighted average remaining lease term (years)
Operating leases	5	5
Finance leases	3	2
Weighted average discount rate
Operating leases	7.70%	7.45%
Finance leases	5.42%	4.06%

As of March 31, 2020, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
2020	$1,560	$45	$1,605
2021	2,075	53	2,128
2022	1,893	17	1,910
2023	1,940	17	1,957
2024 and thereafter	2,974	1	2,975
Total lease payments	$10,442	$133	$10,575
Less imputed interest	2,007	10	2,017
Total operating lease liabilities	$8,435	$123	$8,558

11.	Debt

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

The Restated Term Loan Agreement provided for (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s Net Revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of Agent and the lenders following a request from the Company, an additional $15.0 million term loan facility, or altogether, the Restated Term Loan. The Restated Term Loan matures on July 1, 2024 and carries an interest rate of LIBOR plus 7.50%. The Company will make monthly payments of accrued interest under the Restated Term Loan from the funding date of the Restated Term Loan, until July 31, 2021, to be followed by monthly installments of principal and interest through the Maturity Date of July 1, 2024. The Company may prepay some or all of the Restated Term Loan prior to its maturity date provided the Company pays MidCap a prepayment fee. Net proceeds from the Restated Term Loan were used to repay the $35 million outstanding balance related to the Term Loans. As of March 31, 2020, there was $40.0 million outstanding related to the Restated Term Loans of which $25.0 million is presented in “Current portion of long-term debt” and $15 million is presented in “Long-term debt, net of current portion” on the condensed consolidated balance sheet as a result of the Company entering into the Second Amendment to Amended and Restated Credit and Security Agreement, by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent, or the Debt Restructuring. Refer to Note 16 – Subsequent Events for further detail on the Debt Restructuring. As of March 31, 2020, the unamortized debt issuance costs on the Restated Term Loans was $1.6 million and are included as a reduction to debt in “Long-term debt, net of current portion” on the condensed consolidated balance sheet.

The Restated Revolving Credit Agreement provides for, among other things, a revolving loan of up to $10.0 million (the “Restated Revolving Loan”). The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The Restated Revolving Loan carries an interest rate of LIBOR plus 4.50%. The Borrowers may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time under the Restated Revolving Credit Agreement until the maturity of the facility on July 1, 2024. Immediately prior to the effectiveness of the Restated Revolving Credit Agreement, the Company converted the $4.3 million outstanding borrowings under the Revolving Loan into the Restated Revolving Loan. As of March 31, 2020, there were no borrowings outstanding under the Revolving Loan. As of March 31, 2020, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in “Other assets” on the condensed consolidated balance sheet. On May 11, 2020, in association with the Debt Restructuring, the Company entered in to the Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Revolving Amendment”). Refer to Note 16 – Subsequent Events for further detail on the Debt Restructuring.

The amortization of debt issuance costs on the Restated Term Loans and the Restated Revolving Loan for the three months ended March 31, 2020 and 2019 were $0.1 million, and was included in interest expense in the condensed consolidated statements of operations.

The Credit Agreements include customary affirmative and restrictive covenants and representations and warranties, including a financial covenant for minimum revenues, a financial covenant for minimum cash requirements, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions, collateral, mergers or acquisitions, taxes, and deposit accounts. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and MidCap may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements. The Company’s obligations under the Credit Agreements are secured by a security interest in substantially all of the Company’s assets. In association with the Debt Restructuring on May 11, 2020, certain covenants in the Credit Agreements were amended. Refer to Note 16 – Subsequent Events for further detail on the Debt Restructuring.

Convertible Note

On March 11, 2020, the Company issued $60.0 million of unsecured and subordinated convertible notes with an interest rate of 4.00% (“Note”) to Deerfield Partners, L.P. (“Holder”) in order to fund ongoing operations. The Note matures on March 11, 2025, subject to earlier conversion by the option of the Holder at any time in whole or in part into common shares of the Company, for a period up to five years. Upon conversion by the Holder, the Company shall deliver, shares of the Company’s common stock at a conversion rate of 14,634 per $1,000 principal amount of the Note (which represents an initial conversion rate price of $4.10), or the Base Conversion Rate, in each case subject to customary anti-dilution adjustments. In addition to the typical anti-dilution adjustment, the Note also provides the Holder with additional consideration (“Make-Whole Provision”) beyond the settlement of the conversion obligation, in the event of a major transaction prior to maturity (e.g. a change in control). Upon conversion by the Holder in the event of a major transaction, the Company shall deliver, either cash, shares of the Company’s common stock or a combination of cash and common stock at the Base Conversion rate plus the additional consideration from the Make-Whole Provision. The $60.0 million principal amount of the Note is not payable until the maturity date of March 11, 2025, unless converted to equity earlier. The Company will pay interest in cash on the Note at 4.00% per annum, quarterly from July 1, 2020.

The conversion features in the outstanding convertible debt instrument are accounted for as a free-standing embedded derivative bifurcated from the principal balance of the Note, as (1) the conversion features are not clearly and closely related to the debt instrument and are not considered to be indexed to the Company’s equity, (2) the conversion features standing alone meet the definition of a derivative, and (3) the Note is not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations.

The initial embedded derivative liability of $16.1 million was recorded as a non-current liability on the condensed consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting non-cash gain or loss related to the change in the fair value being charged to earnings (loss). As of March 31, 2020, the fair value of the derivative liability was $16.2 million. A corresponding debt discount of $16.1 million and issuance costs of $1.5 million were recorded on the issuance date and is netted against the principal amount of the Note. As of March 31, 2020, the unamortized debt discount and issuance costs were $17.5 million. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the quarter ended March 31, 2020, the amortization of the convertible debt discount and issuance costs were $0.2 million and were included in interest expense in the condensed consolidated statements of operations. The accrued interest on the outstanding principal amount of $60 million as of March 31, 2020 was $0.1 million and was included in “Accrued and other current liabilities” in the condensed consolidated balance sheet.

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of March 31, 2020 was as follows (in thousands):

Fiscal Year
Remainder of 2020	$25,000
2021	2,083
2022	5,000
2023	5,000
2024	2,917
Thereafter	60,000
Total	$100,000

12.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2020 and December 31, 2019, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts, or the Original Warrants, and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. The warrants within Tranche A expired on January 17, 2020. As of March 31, 2020, there were warrants to purchase an aggregate of 32,375 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of March 31, 2020, a total of 2,347,664 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of March 31, 2020, inducement grants for 1,412,083 shares of common stock have been awarded, and 749,276 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2019	1,880,846	$7.42	5.48
Forfeited	(300,000)	7.93
Balances at March 31, 2020	1,580,846	$7.33	4.97

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. There was no stock-based compensation expense related to stock options for the three months ended March 31, 2020. Stock-based compensation expense related to stock options was $0.2 million for the three months ended March 31, 2019. As of March 31, 2020, there were also no unrecognized compensation costs related to stock options.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2019	2,232,956	$11.99
Granted	768,663	5.88
Vested	(472,914)	8.42
Forfeited	(291,222)	3.50
Balances at March 31, 2020	2,237,483	$11.75

Stock-based compensation expense for RSUs for the three months ended March 31, 2020 and 2019 was $1.9 million and $3.4 million, respectively. As of March 31, 2020, there was $12.2 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 1.70 years.

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

During the three months ended March 31, 2020, employees purchased 113,615 shares of common stock at a weighted average price of $4.70 per share. As of March 31, 2020, the number of shares of common stock available for future issuance was 1,036,405.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

f.	Significant Modifications

During the three months ended March 31, 2020, there were no material modifications of equity awards. During the three months ended March 31, 2019, the Company recognized $0.4 million in incremental compensation cost resulting from entering into a consulting agreement with one former employee that resulted in the modification of their existing equity awards.

13.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three months ended March 31, 2020 and 2019.

14.	Segment Information

Reportable Segments

The Company has two reportable segments: Breast Products and miraDry. The Breast Products segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands OPUS, Luxe, Curve, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment, acquired on July 25, 2017, focuses on sales of the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips. These segments align with the Company’s principal target markets. miraDry has been included in the condensed consolidated results of operations as of the acquisition date and financial performance of the acquired business is reported in the miraDry segment. The Vesta Acquisition, completed on November 7, 2019, has been included in the condensed consolidated results of operations as of the acquisition date and financial performance of the acquired business is reported in the Breast Products segment.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	March 31,
	2020	2019
Net sales
Breast Products	$12,471	$9,751
miraDry	4,461	7,801
Total net sales	$16,932	$17,552

	March 31,
	2020	2019
Loss from operations
Breast Products	$(12,363)	$(14,032)
miraDry	(14,643)	(11,819)
Total loss from operations	$(27,006)	$(25,851)

	March 31,	December 31,
	2020	2019
Assets
Breast Products	$196,172	$169,613
miraDry	26,674	34,791
Total assets	$222,846	$204,404

15.	Commitments and Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer is still pending before the Court. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

16.	Subsequent Events

CARES Act

On April 20, 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, from Silicon Valley Bank, or the Lender. The PPP Loan matures on April 20, 2022, or the Maturity Date, and bears interest at a rate of 1.0% per annum. Under the terms of the PPP Loan, the Company will make no payments during the six month period beginning on the date of the loan, or the Deferral Period. Commencing one month after the expiration of the Deferral Period, and continuing on the same day of each month thereafter until the Maturity Date, the Company will pay to Lender monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan on the last day of the Deferral Period by the Maturity Date.

All or a portion of the PPP Loan may be forgiven upon application by the Company beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with certain specified requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above.

Debt Restructuring

On May 11, 2020, the Company entered in to the Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan) (the “Term Agreement”), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Term Amendment”). The Term Amendment provides for, among other things, the prepayment by the Company of approximately $25.0 million of outstanding principal plus accrued interest, with the parties agreeing to waive the prepayment fee with respect to this amount. In connection with the prepayment, the Term Amendment requires the Company to prepay $1.25 million of the exit fee under the Term Agreement. The Term Amendment increases the tranche 3 commitment amount from $10.0 million to $15.0 million, extends the tranche 3 termination date from December 31, 2020 to June 30, 2021, and amends certain conditions upon which the tranche 3 commitment can be withdrawn, including evidence that the Company’s Net Revenue for the past six months was greater than or equal to $30.0 million.  In addition, the Term Amendment amends certain financial requirements including reducing the Company’s minimum unrestricted cash amount from $20.0 million to $5.0 million and amends certain minimum net revenue requirements.  Further, the monthly minimum net revenue requirements were revised to be calculated on a trailing three month basis. On May 11, 2020, the Company prepaid $25.0 million of principal, $1.25 million of the exit fee, and $0.1 million of accrued interest.

In addition, on May 11, 2020, the Company entered in to the Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Revolving Amendment”).  The Revolving Amendment includes conforming changes to reflect the changes in the Term Amendment. In addition, the Revolving Amendment reduces the borrowing base by the portion of the eligible inventory previously included in the calculation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of March 31, 2020, consisted of 93 employees, including 78 sales representatives and 15 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.  As of March 31, 2020, our international operations were supported by 7 sales representatives and 3 sales managers, as well as a number of consultants supporting both direct sales efforts and distributor relationships.

Recent developments

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, also known as COVID-19, a global pandemic. Due to the pandemic, there has been uncertainty and disruption in the global economy and significant volatility of financial markets. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, and employee-related amounts, will depend on future developments that are highly uncertain. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

As an aesthetics company, our breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability to perform such non-emergency procedures has harmed our revenues for the period ending March 31, 2020 and will likely result in future harm while these or new restrictions remain in place. In addition, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that this can lead to a local and/or global economic recession, which may result in further harm to the aesthetics market. Such economic disruption could adversely affect our business.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets, and goodwill could be impacted by the pandemic. While the full impact of COVID-19 is unknown at this time, we have made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained. See additional information below regarding the allowance for credit losses for accounts receivable.

Change in miraDry business strategy

In April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive high margin, bioTip utilization to our existing installed base. We expect that the net sales we generate from our bioTips will represent high margin sales (on a gross margin basis) and account for a substantial amount of our net sales for the next several years, with high margin consumables comprising a sizable percentage of our miraDry segment’s net sales.

Restructuring

On November 7, 2019, we announced an organizational efficiency initiative, or the Plan, designed to reduce spending and simplify operations. Under the Plan, we will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters.

Under the Plan, we intend to reduce our workforce by terminating approximately 70 employees. As a result, we expect to incur total charges of approximately $4.1 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, we expect to incur estimated charges of approximately $0.7 million related to contract termination costs, duplicate operating costs, and other associated costs. In total, the Plan is estimated to cost approximately $4.8 million, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the condensed consolidated balance sheet as of March 31, 2020 (amounts in thousands):

	Severance costs	Other associated costs
Balance at December 31, 2019	$894	$-
Costs charged to expense	1,642	97
Costs paid or otherwise settled	(632)	(97)
Balance at March 31, 2020	$1,904	$—

During the three months ended March 31, 2020, we recorded $1.7 million of severance and other associated costs related to the Plan. The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2020 by segment (amounts in thousands):

	Year Ended	Three Months	Cumulative Restructuring
	December 31, 2019	Ended March 31, 2020	Charges
Breast Products	$499	$828	$1,327
miraDry	584	911	1,495
Total	$1,083	$1,739	$2,822

We have incurred cumulative restructuring charges of $2.8 million since the commencement of the restructuring plan through March 31, 2020. It is anticipated that we will additionally incur approximately $2.0 million of total restructuring costs during 2020, of which $0.1 million would be attributable to the Breast Products segment and $1.9 million would be attributable to the miraDry segment. We expect to realize cost savings of approximately $10.0 million in 2020 and approximately $5.0 million in 2021. All of the 2020 cost savings are expected to be realized in operating expenses, and the 2021 cost savings are expected to be realized approximately 20% in operating expenses and 80% in cost of goods sold. Savings in operating expenses are expected to result from the reduction of headcount through a shared services organization. Savings in cost of goods sold are expected to result from the elimination of manufacturing roles at miraDry. As the development of the Plan is completed, we will update the estimated costs and cost savings as needed.

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

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures, the impact of the pandemic, and purchase of miraDry procedures. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of raw material, labor, overhead, and variable manufacturing costs, reserve for product assurance warranties, royalty costs, excess and obsolete inventory reserves, and warehouse and other related costs.

With respect to our supplier contracts, all our products and raw materials are manufactured under contracts with fixed unit costs which can increase over time at specified amounts.

Under our Breast Products segment, we provide an assurance and service warranty on our silicone gel breast implants. Under our miraDry segment, we provide an assurance and service warranty on our miraDry Systems, and an assurance warranty on our handpieces and bioTips. The estimated warranty costs are recorded at the time of sale. Costs related to our service warranty are recorded when expense is incurred related to meeting our performance obligations. In addition, the inventory fair market value associated with purchase accounting adjustments and royalty costs related to the SSP and miraDry acquisitions are recorded at the time of sale.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Statement of operations data
Net sales	$16,932	$17,552
Cost of goods sold	6,792	6,474
Gross profit	10,140	11,078
Operating expenses
Sales and marketing	16,763	20,401
Research and development	2,908	3,054
General and administrative	9,304	13,474
Restructuring	1,739	—
Impairment	6,432	—
Total operating expenses	37,146	36,929
Loss from operations	(27,006)	(25,851)
Other income (expense), net
Interest income	180	304
Interest expense	(1,623)	(952)
Other income (expense), net	(163)	15
Total other income (expense), net	(1,606)	(633)
Loss before income taxes	(28,612)	(26,484)
Income tax	—	—
Net loss	$(28,612)	$(26,484)

Net Sales

Net sales decreased $0.6 million, or 3.5%, to $16.9 million for the three months ended March 31, 2020 as compared to $17.6 million for the three months ended March 31, 2019. Net sales of our Breast Products segment was $12.5 million, an increase of $2.7 million for the three months ended March 31, 2020, as compared to $9.8 million for the three months ended March 31, 2019, driven primarily by an increase in the volume of sales of silicone gel breast implants and Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $4.5 million, a decrease of $3.3 million, as compared to $7.8 million for the three months ended March 31, 2019, resulting from an overall decrease in the volume of sales of miraDry systems and consumable bioTips due to the effects of the COVID-19 pandemic.

As of March 31, 2020, our U.S. sales organization included 78 sales representatives as compared to 89 sales representatives as of March 31, 2019. The decrease is primarily attributed to an overall decrease in sales headcount implemented under the organizational efficiency initiative.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.3 million, or 4.9%, to $6.8 million for the three months ended March 31, 2020 as compared to $6.5 million for the three months ended March 31, 2019. The increase was primarily due to an increase in sales in the Breast Products reporting unit offset by reduced cost of goods sold from reduced sales in the miraDry unit.

The gross margins for the three months ended March 31, 2020 and 2019 were 59.9% and 63.1%, respectively. The decrease was due to increased unit costs of Breast Products inventory coupled with lower sales of miraDry consumables which carry a higher margin.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.6 million, or 17.8%, to $16.8 million for the three months ended March 31, 2020 as compared to $20.4 million for the three months ended March 31, 2019. The decrease was primarily due to lower employee-related costs as a result of decreased sales headcount, and a decrease in marketing events and initiatives.

Research and Development Expenses

R&D expenses decreased $0.1 million, or 4.8%, to $2.9 million for the three months ended March 31, 2020 as compared to $3.1 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease in employee-related costs and consulting fees.

General and Administrative Expenses

G&A expenses decreased $4.2 million, or 30.9%, to $9.3 million for the three months ended March 31, 2020 as compared to $13.5 million for the three months ended March 31, 2019. The decrease is primarily related to a decrease in consulting expenses, employee payroll related expenses, legal expenses and contingent consideration fair value adjustments, offset by an increase in accounting fees.

Restructuring Expenses

Restructuring expenses for the three months ended March 31, 2020 were $1.7 million, consisting primarily of severance expenses of employees affected by the organizational efficiency initiative.

Impairment Expenses

Intangible impairment expenses were $6.4 million for three months ended March 31, 2020, due to impairments of intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2020 and 2019 was primarily associated with expenses related to interest and amortization of debt issuance costs associated with our Credit Agreements, the change in fair value of warrants and interest income on cash held in a money market account.

Income Tax Expense

For the three months ended March 31, 2020 and 2019 there was no income tax expense.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term.  We expect our operating expenses will continue to grow as we expand our operations.  We will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans and convertible note, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings.

On July 25, 2017, we entered into the Existing Credit Agreements with Midcap. On July 1, 2019, we entered into certain credit agreements with Midcap Financial Trust pursuant to which we repaid our existing indebtedness under our Existing Credit Agreements and the outstanding commitment fee was cancelled. On March 11, 2020, we issued the Convertible Note to Deerfield Partners, L.P. See Note 11 – Debt to the condensed consolidated financial statements for a full description of our long-term debt,  revolving line of credit, and convertible note.

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of March 31, 2020, the Company has sold 37,000 shares of its common stock pursuant to the sales agreement, resulting in net proceeds after commissions of approximately $0.3 million.

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

As of March 31, 2020, we had $112.1 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM and our tissue expander portfolio.

Due to the continued uncertainty relating to the COVID-19 pandemic, our revenues may continue to be adversely impacted. If we are unable to achieve certain revenue targets, we may breach certain financial covenants set forth in our Credit Agreement with MidCap Financial Trust.  If we breach these covenants, MidCap will have the right to accelerate repayment of the outstanding amounts. In addition, a breach of a financial covenant in the Credit Agreement would result in a cross default under our Note with Deerfield, which would allow Deerfield to accelerate repayment of the amounts owed, subject to certain restrictions. In the event that any of MidCap or Deerfield accelerates the repayment of our indebtedness, there can be no assurance that we will have sufficient cash on hand to satisfy such obligations and our business operations may be materially harmed.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(27,189)	$(24,646)
Investing activities	(1,206)	(610)
Financing activities	52,849	312
Net change in cash, cash equivalents and restricted cash	$24,454	$(24,944)

Cash used in operating activities

Net cash used in operating activities was $27.2 million during the three months ended March 31, 2020 as compared to $24.6 million during the three months ended March 31, 2019. The increase in cash used in operating activities between the three months ended March 31, 2020 and 2019 was primarily associated with a higher net loss of $28.6 million for the three months ended March 31, 2020 as compared to $26.5 million for the three months ended March 31, 2019, an increase in inventory, increases in prepaid expenses, other current assets, and other assets, decreases in accounts payable, accrueds, and other liabilities, offset by a decrease in accounts receivable due to the timing of sales and collections.

Cash used in investing activities

Net cash used in investing activities was $1.2 million during the three months ended March 31, 2020 as compared to $0.6 million during the three months ended March 31, 2019. The increase in cash used in investing activities between the three months ended March 31, 2020 and 2019 was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $52.8 million during the three months ended March 31, 2020 as compared to $0.3 million during the three months ended March 31, 2019. The increase in cash provided by financing activities was primarily the result of an increase in proceeds from issuance of the convertible note, offset by an increase in the repayment of the revolving loan.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the ability of our implant manufacturing facility in Franklin Wisconsin to meet capacity to meet customer requirements;
•	the ability of our third-party tissue expander manufacturing facility operated by SiMatrix to meet capacity to meet customer requirements;
•	net sales generated by our Breast Products and miraDry segments, and any other future products that we may develop and commercialize;
•	the scope and duration of the COVID-19 pandemic and its effect on our operations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements, including compliance with Sarbanes-Oxley;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs; and
•	investment in inventory required to meet customer demands.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we had $112.1 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 as a result of the material weakness described in our Annual Report on Form 10-K and below.

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

Remediation

As disclosed in our Annual Report, we have identified and begun to implement several actions designed to remediate the material weakness. Our remediation process includes, but is not limited to communicating expectations over performance of controls, monitoring for compliance with those expectations, and holding individuals accountable for their roles related to internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Quarterly Report in Note 15 of the condensed consolidated financial statements.

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which are incorporated herein by reference.

The COVID-19 pandemic has adversely affected, and continues to adversely affect, our business, our operations and our financial results. Future pandemics, epidemics or outbreaks of an infectious disease may similarly affect our business, our operations and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has drastically impacted healthcare systems in the United States and globally and resulted in travel restrictions which impact medical tourism and our sales professionals’ ability to travel. In addition, hospitals have limited access for non-patients, including our sales professionals, which could negatively impact our access to physicians. As an aesthetics company, a significant percentage of our products are utilized in elective surgeries or procedures, which may be deferred or avoided altogether due to the COVID-19 outbreak, materially impacting our financial results. Future pandemics or other outbreaks of infectious disease may result in a similar period of business disruption, including reduced sales as patients might cancel or defer elective procedures or otherwise avoid medical facilities, resulting in reduced patient volumes and operating revenues. Governmental agencies and hospital administrators may also instruct hospitals to postpone some elective procedures in preparation for COVID-19-related hospitalizations. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel. The COVID-19 outbreak has materially impacted our operations and financial results and continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations or financial results.

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

Our financial covenants in the Credit Agreements require us to achieve certain levels of net revenue calculated on a rolling monthly basis.  Due to the continued uncertainty relating to the COVID-19 pandemic, our revenues may continue to be adversely impacted. If we are unable to achieve certain revenue targets, we may breach certain financial covenants set forth in our Credit Agreements.  If we breach these covenants, MidCap will have the right to accelerate repayment of the outstanding amounts. In addition, a breach of a financial covenant in the Credit Agreement would result in a cross default under our Convertible Note with Deerfield, which would allow Deerfield to accelerate repayment of the amounts owed, subject to certain restrictions. In the event that any of MidCap or Deerfield accelerates the repayment of our indebtedness, there can be no assurance that we will have sufficient cash on hand to satisfy such obligations and our business operations may be materially harmed.

Furthermore, there is no guarantee that we will be able to pay the principal and interest under the Credit Agreements or the Convertible Note or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Credit Agreements or Convertible Note. Our obligations under the Credit Agreements are secured by a perfected security interest in all of our tangible and intangible assets (including our intellectual property assets), except for certain customary excluded property and all of our and our subsidiaries capital stock, with certain limited exceptions. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.

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

Integrating the business practice and operations of a new business with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources. The integration process may disrupt our existing operations and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in successfully integrating our acquisitions in order to realize the anticipated benefits may cause an interruption of, or a loss of momentum in, our operating activities and could adversely affect our results of operations. For example, we recently determined to refocus our miraDry reporting unit to driving sales of consumable bioTips to our existing installed base. There can be no assurances that we will achieve significant sales of the miraDry system under this refocused plan or, if we do, that we will be able to do so in a profitable manner. Potential difficulties, costs and delays we may encounter as part of the integration process may include:

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

Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. In addition, even if new business operations are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect or within the anticipated time frame. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock. The failure to integrate the business operations of miraDry or any acquired business successfully would have a material adverse effect on our business, financial condition and results of operations. As noted above, we determined to refocus efforts on driving sales of bioTips to our existing installed base. There can be no assurance that this shift in focus will allow us to realize the expected benefits from this acquisition.

If we are unable to drive sales of our bioTips to our existing installed base of miraDry systems, our business and future prospects will be harmed.

In April 2020, we determined to focus on driving high margin, bioTip utilization to our existing installed base combined with a controlled placement of consoles. We expect that the net sales we generate from our bioTips will represent high margin sales (on a gross margin basis) and account for a substantial amount of our net sales for the next several years, with high margin consumables comprising a sizable percentage of our miraDry segment’s net sales. Accordingly, our success depends on the acceptance among physicians and patients of the miraDry procedure as a preferred treatment for being sweat-bothered. Although we have received FDA clearance to market the miraDry procedure for the treatment of primary axillary hyperhidrosis, odor and permanent hair reduction in the United States and are approved or are otherwise free to market the miraDry procedure for the treatment of primary ancillary hyperhidrosis in adults in over 40 international markets, the degree of market acceptance of the miraDry procedure by physicians and patients is unproven. We believe that market acceptance of the miraDry procedure will depend on many factors, including:

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

In addition, the COVID-19 pandemic has limited our ability to educate physicians and drive market acceptance of the procedure. We cannot guarantee that the miraDry procedure will achieve broad market acceptance among physicians and patients. We expect to derive a substantial portion of sales from the sale of our consumable bioTip products, which represent higher margin products within our product portfolio. As a result, any failure of this product to achieve meaningful market acceptance will harm our business, sales, profitability and future prospects.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability would suffer.

We are subject to the risks arising from adverse changes in general economic and market conditions, pandemics or political actions including new or increased trade protection policies such as tariffs, particularly in China, where certain components of our miraDry products are manufactured. Certain elective procedures, such as breast augmentation and the miraDry procedure, are typically not covered by insurance. Adverse changes in the economy or a “trade war” may cause consumers to reassess their spending choices and reduce the demand for these surgeries and other procedures and could have an adverse effect on consumer spending. This shift could have an adverse effect on our net sales and profitability. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. For example, in December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in Wuhan, China that has since spread to other regions in China and the rest of the world. To contain the outbreak, the Chinese central government extended the Lunar New Year holiday for one week and issued guidance pursuant to which local governments in China have taken temporary measures to limit large gatherings and impose travel restrictions. As a result, our bioTip manufacturer in China was required to close for a week and has only recently reopened and is operating at reduced capacity as of the date of this Quarterly Report on Form 10-Q. In addition, as the outbreak spread through the United States and globally, we have experienced a significant reduction in demand as non-emergency medical procedures are deferred. There can be no assurances that once healthcare systems resume normal activity that these deferred procedures will be rescheduled. The outbreak has adversely affected our financial condition and results of operations and will likely continue to adversely impact our operations until heathcare systems resume normal activity. At this point, the duration and extent of such impact is uncertain.

If we are unsuccessful in executing our cost plan, our business and results of operations may be adversely affected.

In November 2019, we announced an organizational efficiency initiative (the “Plan”) designed to reduce spending and simplify operations to better align our cost structure to our long-term margin targets. Under the Plan, we will implement numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. (“miraDry”), and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters. Under the Plan, we also intend to reduce our workforce in a series of targeted reductions, which we expect to be completed by the end of 2020. We cannot provide assurance that our Plan will be successful, that anticipated cost savings will be realized, that our operations, business and financial results will improve and/or that these efforts will not disrupt our operations (beyond what is intended).

In April 2020, we implemented additional workforce reductions as cost savings measures. Our ability to achieve the anticipated cost savings and other benefits within the expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we may experience delays in the timing of these efforts and/or higher than expected or unanticipated costs in implementing them. Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers and business partners, our ability to develop and deliver products and services as anticipated and/or impair our ability to realize our current or future business and financial objectives. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.

Any disruption at our facilities could adversely affect our business and operating results.

Our principal offices are located in Santa Barbara, California. Substantially all of our operations are conducted at this location, including customer service, development and management and administrative functions. Substantially all of our inventory of Breast Products is held at a second location in Santa Barbara, California, and, with the Vesta Acquisition, we manufacture our breast implants at a third location in Wisconsin. Despite our efforts to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism, public health crisis (such as the recent COVID-19 outbreak) or a natural or other disaster, such as an earthquake, tornado, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

We accepted a loan under the CARES Act pursuant to the Paycheck Protection Program, or the PPP, which loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan. In addition, we may be subject to audit in connection with the loan and should we request that the loan be forgiven, the United States Small Business Administration, or SBA, will conduct a full audit in connection with the loan. If there is any adverse finding from the audit or if we are subject to any other investigation or challenge in connection with the loan, we could be required to return the full amount of the PPP loan plus interest, which could reduce our liquidity, and could be subject to significant fines, damages and penalties and its business could otherwise be adversely affected, whether or not there is an adverse finding. Such events could have a material adverse effect on our business, financial condition and results of operations.

In April 2020, we were granted a loan of $6.7 million under the PPP of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. All or a portion of the PPP Loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA’s requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

The PPP Loan application required us to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan. In the event that we seek forgiveness of all or a portion of the PPP Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including under the False Claims Act. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 11, 2020, the Company entered in to the Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan) (the “Term Agreement”), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Term Amendment”). The Term Amendment provides for, among other things, the prepayment by the Company of approximately $25.0 million of outstanding principal plus accrued interest, with the parties agreeing to waive the prepayment fee with respect to this amount. In connection with the prepayment, the Term Amendment requires the Company to prepay $1.25 million of the exit fee under the Term Agreement. The Term Amendment increases the tranche 3 commitment amount from $10.0 million to $15.0 million, extends the tranche 3 termination date from December 31, 2020 to June 30, 2021, and amends certain conditions upon which the tranche 3 commitment can be withdrawn, including evidence that the Company’s Net Revenue for the past six months was greater than or equal to $30.0 million.  In addition, the Term Amendment amends certain financial requirements including reducing the Company’s minimum unrestricted cash amount from $20.0 million to $5.0 million and amends certain minimum net revenue requirements.  Further, the monthly minimum net revenue requirements were revised to be calculated on a trailing three month basis. On May 11, 2020, the Company prepaid $25.0 million of principal, $1.25 million of the exit fee, and $0.1 million of accrued interest.

In addition, on May 11, 2020, the Company entered in to the Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Revolving Amendment”).  The Revolving Amendment includes conforming changes to reflect the changes in the Term Amendment. In addition, the Revolving Amendment reduces the borrowing base by the portion of the eligible inventory previously included in the calculation.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

4.1	Form of Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2020).
10.1

Facility Agreement, dated as of March 11, 2020, by and among Sientra, Inc., certain of Sientra, Inc.’s subsidiaries party thereto as guarantors and Deerfield Partners, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020).

10.2

Guaranty, dated as of March 11, 2020, by and among MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2020).

10.3

Registration Rights Agreement, dated as of March 11, 2020, by and between Sientra, Inc. and Deerfield Partners, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2020).

10.4*	Amendment to Facility Agreement, dated April 24, 2020, by and among Sientra, Inc., each of the other loan parties thereto and Deerfield Partners, L.P.

10.5*	Letter Agreement, dated April 20, 2020, by and among Sientra, Inc., certain of its subsidiaries, MidCap Financial Trust and MidCap Funding IV Trust.

10.6*†

Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust.

10.7*†

Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Number	Description

*	Filed herewith.
†	Portions of this exhibit have been redacted in compliance with Regulation S‑K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

May 11, 2020	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

May 11, 2020	By:	/s/ Paul Little
Paul Little
Chief Financial Officer and Treasurer