Form 10-Q
period 2020-06-30
Sientra, Inc.
filed 2020-08-10
CIK 1551693

18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 50,312,028.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

TABLE OF CONTENTS

Page

Part I — Financial Information	1

Item 1. Condensed Consolidated Financial Statements - Unaudited	1
Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	2
Condensed Consolidated Statement of Stockholders' Equity for the Period from December 31, 2018 through June 30, 2019 and December 31, 2019 through June 30, 2020	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	4
Notes to the Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

Part II — Other Information	36

Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	43

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$71,799	$87,608
Accounts receivable, net of allowances of $3,359 and $3,835 at June 30, 2020 and December 31, 2019, respectively	24,435	27,548
Inventories, net	45,831	39,612
Prepaid expenses and other current assets	2,498	2,489
Total current assets	144,563	157,257
Property and equipment, net	12,617	12,314
Goodwill	9,202	9,202
Other intangible assets, net	10,051	17,390
Other assets	8,743	8,241
Total assets	$185,176	$204,404
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$6,508
Accounts payable	3,808	9,352
Accrued and other current liabilities	23,401	32,551
Customer deposits	16,000	13,943
Sales return liability	7,518	8,116
Total current liabilities	50,727	70,470
Long-term debt	63,339	38,248
Derivative liability	34,610	—
Deferred and contingent consideration	5,228	5,177
Warranty reserve and other long-term liabilities	9,183	8,627
Total liabilities	163,087	122,522
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 50,355,732 and 49,612,907 and outstanding 50,283,005 and 49,540,180 shares at June 30, 2020 and December 31, 2019, respectively	503	495
Additional paid-in capital	553,650	550,562
Treasury stock, at cost (72,727 shares at June 30, 2020 and December 31, 2019)	(260)	(260)
Accumulated deficit	(531,804)	(468,915)
Total stockholders’ equity	22,089	81,882
Total liabilities and stockholders’ equity	$185,176	$204,404

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$12,448	$20,525	29,380	38,077
Cost of goods sold	5,550	7,813	12,342	14,287
Gross profit	6,898	12,712	17,038	23,790
Operating expenses:
Sales and marketing	7,979	21,918	24,742	42,319
Research and development	2,779	3,270	5,687	6,325
General and administrative	7,958	11,814	17,262	25,289
Restructuring	496	—	2,235	—
Impairment	—	12,674	6,432	12,674
Total operating expenses	19,212	49,676	56,358	86,607
Loss from operations	(12,314)	(36,964)	(39,320)	(62,817)
Other income (expense), net:
Interest income	18	269	198	573
Interest expense	(3,607)	(982)	(5,230)	(1,932)
Change in fair value of derivative liability	(18,380)	—	(18,510)	—
Other income (expense), net	6	23	(27)	38
Total other income (expense), net	(21,963)	(690)	(23,569)	(1,321)
Loss before income taxes	(34,277)	(37,654)	(62,889)	(64,138)
Income tax	—	—	—	—
Net loss	$(34,277)	$(37,654)	(62,889)	(64,138)
Basic and diluted net loss per share attributable to common stockholders	$(0.68)	$(1.10)	(1.26)	(2.02)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	50,145,538	34,290,073	50,031,105	31,709,067

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Stock-based compensation	—	—	—	—	—	—	3,772	—	3,772
Stock option exercises			45,453	—	—	—	106	—	106
Employee stock purchase program (ESPP)	—	—	68,899	1	—	—	682	—	683
Vested restricted stock	—	—	671,245	7	—	—	(7)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(212,714)	(2)	—	—	(2,723)	—	(2,725)
Net loss	—	—	—	—	—	—	—	$(26,484)	(26,484)
Balances at March 31, 2019	—	—	29,274,377	$292	72,727	$(260)	$430,779	$(388,581)	$42,230
Proceeds from follow-on offering, net of costs	—	—	20,000,000	200	—	—	107,534	—	107,734
Stock-based compensation	—	—	—	—	—	—	2,963	—	2,963
Vested restricted stock	—	—	88,454	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(12,565)	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	(37,654)	(37,654)
Balances at June 30, 2019	—	$—	49,350,266	$493	72,727	$(260)	541,175	$(426,235)	$115,173

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Issuance of common stock through ATM	—	—	37,000	1	—	—	263	—	264
Stock-based compensation	—	—	—	—	—	—	2,000	—	2,000
Employee stock purchase program (ESPP)	—	—	113,615	1	—	—	533	—	534
Vested restricted stock	—	—	472,914	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(157,412)	(2)	—	—	(1,199)	—	(1,201)
Net loss	—	—	—	—	—	—	—	(28,612)	(28,612)
Balances at March 31, 2020	—	—	50,079,024	$500	72,727	$(260)	552,154	$(497,527)	$54,867
Stock-based compensation	—	—	—	—	—	—	1,718		1,718
Stock option exercises	—	—	5,454	—	—	—	13		13
Employee stock purchase program (ESPP)	—	—	(1,012)	—	—	—	(5)		(5)
Vested restricted stock	—	—	363,795	4	—	—	(4)		—
Shares withheld for tax obligations on vested RSUs	—	—	(91,529)	(1)	—	—	(226)		(227)
Net loss	—	—	—	—	—	—	—	(34,277)	(34,277)
Balances at June 30, 2020	—	$—	50,355,732	$503	72,727	$(260)	$553,650	$(531,804)	$22,089

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(62,889)	$(64,138)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment	6,432	12,674
Depreciation and amortization	1,680	1,725
Provision for doubtful accounts	1,257	845
Provision for warranties	363	674
Provision for inventory	1,631	790
Fair value adjustments to derivative liability	18,510	—
Fair value adjustments of other liabilities held at fair value	(22)	179
Stock-based compensation expense	3,891	6,611
Payments of contingent consideration liability in excess of acquisition-date fair value	—	(630)
Other non-cash adjustments	2,645	128
Changes in operating assets and liabilities:
Accounts receivable	1,856	(2,206)
Inventories	(8,026)	(6,445)
Prepaid expenses, other current assets and other assets	104	921
Accounts payable, accrueds, and other liabilities	(15,491)	(1,963)
Customer deposits	2,057	1,643
Sales return liability	(597)	972
Legal settlement payable	—	(410)
Net cash used in operating activities	(46,599)	(48,630)
Cash flows from investing activities:
Purchase of property and equipment	(2,195)	(2,056)
Net cash used in investing activities	(2,195)	(2,056)
Cash flows from financing activities:
Proceeds from option exercises and employee stock purchase plan	529	789
Net proceeds from issuance of common stock	264	108,028
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,428)	(2,825)
Repayments under the Term Loan	(25,000)	—
Gross borrowings under the PPP loan	6,652	—
Gross borrowings under the Revolving Loan	—	8,436
Repayment of the Revolving Loan	(6,508)	(4,183)
Net proceeds from issuance of the Convertible Note	60,000	—
Payments of contingent consideration up to acquisition-date fair value	—	(370)
Deferred financing costs	(1,524)	—
Net cash provided by financing activities	32,985	109,875
Net increase in cash, cash equivalents and restricted cash	(15,809)	59,189
Cash, cash equivalents and restricted cash at:
Beginning of period	87,951	87,242
End of period	$72,142	$146,431

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$71,799	$146,088
Restricted cash included in other assets	343	343
Total cash, cash equivalents and restricted cash	$72,142	$146,431

Supplemental disclosure of cash flow information:
Interest paid	$2,742	$1,831
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$236	$(339)
Deferred follow-on offering costs in accounts payable and accrued liabilities	—	294
Deferred financing costs in accounts payable and accrued liabilities	1,487	—

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020, or the Annual Report. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.
b.	Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. Although the Company expects its operating expenses will begin to decrease with the implementation of the organizational efficiency initiative announced on November 7, 2019, and other measures introduced as announced in the Company’s filing on Form 8-K on April 7, 2020, the Company will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans and the convertible note, sales of products since 2012, and the proceeds from the sale of common stock in public offerings. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon many factors including liquidity and the ability to raise capital.

During the six months ended June 30, 2020, the Company sold 37,000 shares of its common stock under the At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of common stock having an aggregate gross offering price of up to $50.0 million. The sales of common stock resulted in net proceeds after commissions of approximately $0.3 million.

On March 11, 2020, the Company entered into a facility agreement with Deerfield Partners, L.P., issuing $60.0 million in principal amount of 4.0% unsecured and subordinated convertible notes upon the terms and conditions set forth in the facility agreement. Further on May 11, 2020, the Company amended certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid certain amounts of its existing indebtedness. See Note 10 – Debt for further discussion.

As of June 30, 2020, the Company had cash and cash equivalents of $71.8 million. The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

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

The rapid, global spread of COVID-19 has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the non-essential healthcare industry (among others), a global economic slowdown, and could lead to a global recession. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, and employee-related amounts, will depend on future developments that are highly uncertain. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

As an aesthetics company, the Company's products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures.  The inability to perform such non-emergency procedures has harmed the Company’s revenues for the period ending June 30, 2020 and will likely result in future harm while these or new restrictions remain in place. Further, the spread of COVID-19 has caused the Company to modify workforce practices, and the Company may take further actions determined to be in the best interests of the Company’s employees or as required by governments. In addition, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that this can lead to a local and/or global economic recession, which may result in further harm to the aesthetics market. Such economic disruption could adversely affect the Company’s business. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in the Company’s supply chain or adversely affect the Company’s manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region, and current U.S./China trade relations may be further exacerbated by the pandemic.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the pandemic. While the full impact of COVID-19 is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

f.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
2.	Restructuring

On November 7, 2019, the Company announced an organizational efficiency initiative, or the Plan, designed to reduce spending and simplify operations. Under the Plan, the Company is implementing numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. and consolidating a number of business support services via a shared services organization at the Company’s Santa Barbara headquarters.

Under the Plan, the Company intends to reduce its workforce by terminating approximately 70 employees. The Company expects to incur total charges of approximately $3.6 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, the Company expects to incur estimated charges of approximately $0.6 million related to duplicate operating costs and other associated costs. In total, the Plan is estimated to cost approximately $4.2 million, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the condensed consolidated balance sheet as of June 30, 2020 (amounts in thousands):

	Severance costs	Other associated costs	Duplicate operating costs
Balance at December 31, 2019	$894	$—	$—
Costs charged to expense	1,939	122	174
Costs paid or otherwise settled	(1,716)	(122)	(174)
Balance at June 30, 2020	$1,117	$—	$—

The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2020 (amounts in thousands):

	Year Ended	Six Months Ended	Cumulative Restructuring
	December 31, 2019	June 30, 2020	Charges
Breast Products	$499	$831	$1,330
miraDry	584	1,404	1,988
Total	$1,083	$2,235	$3,318

The Company anticipates to incur approximately $0.8 million of additional restructuring costs during the remainder of 2020 attributable to the miraDry segment. As the development of the Plan is completed, the Company will update its estimated costs by reportable segment as needed.

3.Revenue

Revenue Recognition

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers and recognizes revenue when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, miraDry Systems and bioTips, along with service-type warranties and deliverables under certain marketing programs. Other deliverables may be promised but are ancillary and insignificant in the context of the contract as a whole. For delivery of promised products, control transfers and revenue is recognized upon shipment, unless the contractual arrangement requires transfer of control when products reach their destination, for which revenue is recognized once the product arrives at its destination. Revenue for service warranties are recognized ratably over the term of the agreements, and revenue related to marketing program deliverables are recognized upon delivery of the marketing product or performance of the service.

The liability for unsatisfied performance obligations under the service warranty as of June 30, 2020 and December 31, 2019 was $1.4 million and $1.2 million, respectively. The short-term obligation related to the service warranty as of June 30, 2020 and December 31, 2019 was $0.6 million and $0.5 million, respectively, and is included in “accrued and other current liabilities” on the condensed consolidated balance sheets. The long-term obligation related to the service warranty as of June 30, 2020 and December 31, 2019 was $0.8 million and $0.7 million, respectively, and is included in “warranty reserve and other long-term liabilities” on the condensed consolidated balance sheets. The performance obligation is satisfied at the time that the benefits are provided and are expected to be satisfied over the following 3 to 24 month period for financial assistance and 20 years for product replacement. Revenue recognized for the service warranty performance obligations for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively. Revenue recognized for the service warranty performance obligations for the three and six months ended June 30, 2019 was immaterial.

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, contingent consideration, and the convertible feature related to the convertible note are discussed in Note 5. The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of June 30, 2020, the carrying value of the long-term debt and convertible note was not materially different from the fair value.
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

Common Stock Warrants

The Company’s common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. The warrants are valued using the fair value of common stock as of the measurement date. The Company estimates its expected stock volatility based on company-specific historical and implied volatility information of its stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As of June 30, 2020, the fair value of the warrants was immaterial as a result of the decline in the Company’s stock price.

Contingent Consideration

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. The contingent consideration related to the acquisition of BIOCORNEUM consist of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the revenue discount rate, which was 20.0%. The contingent consideration for future milestone payments related to the acquisition of miraDry is based on the timing of achievement of target net sales, which is estimated based on an internal management forecast. The significant assumption utilized in the fair value measurement was the miraDry company discount rate, which was 11.2%. As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. During the six months ended June 30, 2020, the total change in the fair value of contingent consideration was $16,000 and no settlements were recorded.

Convertible note conversion feature

The Company assesses on a quarterly basis the fair value of the conversion feature related to the convertible note due in 2025. The conversion feature was bifurcated and recorded as a derivative liability on the condensed consolidated balance sheet with a corresponding discount at the date of issuance that is netted against the principal amount of the note. The Company utilizes a binomial lattice method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g. a change in control). As the probability of conversion is a significant unobservable input, the overall fair value measurement of the conversion feature is classified as Level 3. During the three and six months ended June 30, 2020, the total change in the fair value of the derivative liability was $18.4 million and $18.5 million, respectively, and no settlements were recorded.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	—	6,908	6,908
Liability for convertible note conversion feature	—	—	34,610	34,610
	$—	—	41,518	41,518

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	38	38
Liability for contingent consideration	—	—	6,891	6,891
	$—	—	6,929	6,929

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

The Company recognizes changes in the fair value of the derivative liability in “change in fair value of derivative liability” in the condensed consolidated statement of operations and changes in the contingent consideration are recognized in “general and administrative” expense in the condensed consolidated statement of operations.

6.	Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants, and a product warranty for the Company’s miraDry Systems and consumable bioTips. For silicone gel breast implant surgeries occurring prior to May 1, 2018, the Company provides lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone gel breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 3 above. The assurance component is primarily related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.  Under the miraDry warranty, the Company provides a standard product warranty for the miraDry System and bioTips, which the Company considers an assurance-type warranty.

The following table provides a rollforward of the accrued warranties (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance as of January 1	$1,562	$1,395
Warranty costs incurred during the period	(249)	(423)
Changes in accrual related to warranties issued during the period	368	651
Changes in accrual related to pre-existing warranties	(5)	23
Balance as of June 30	$1,676	$1,646

7.	Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss (in thousands)	$(34,277)	$(37,654)	$(62,889)	$(64,138)
Weighted average common shares outstanding, basic and diluted	50,145,538	34,290,073	50,031,105	31,709,067
Net loss per share attributable to common stockholders	$(0.68)	$(1.10)	$(1.26)	$(2.02)

The Company excluded the following potentially dilutive securities, outstanding as of June 30, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2020 and 2019 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	June 30,
	2020	2019
Stock options to purchase common stock	1,583,631	1,907,938
Warrants for the purchase of common stock	32,375	47,710
Equity contingent consideration	607,442	—
Stock issuable upon conversion of convertible note	19,733,352	—
	21,956,800	1,955,648

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the three and six months ended June 30, 2020 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive.

8.	Balance Sheet Components
a.	Inventories

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$6,773	$8,095
Work in progress	6,322	5,543
Finished goods	30,415	23,893
Finished goods - right of return	2,321	2,081
	$45,831	$39,612

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Leasehold improvements	$2,857	$2,841
Manufacturing equipment and toolings	8,915	8,175
Computer equipment	1,771	1,250
Software	2,923	2,602
Office equipment	167	111
Furniture and fixtures	1,177	1,144
	17,810	16,123
Less accumulated depreciation	(5,193)	(3,809)
	$12,617	$12,314

Depreciation expense for the three months ended June 30, 2020 and 2019 was $0.5 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $0.8 million and $0.6 million, respectively.

c.	Goodwill and Other Intangible Assets, net

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2019
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202
Balances as of June 30, 2020
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202

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

After performing the impairment analysis as of March 31, 2020, the Company determined that the carrying values of all of the intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded total non-cash impairment charges of $1.1 million for trade names, $1.4 million for developed technology, and $3.9 million for customer relationships within impairment in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020. As of June 30, 2020, the remaining carrying value of the intangible assets are entirely associated with the Breast Products segment.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 30, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,599)	$1,341
Trade names - finite life	12	800	(289)	511
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(491)	7,749
Total definite-lived intangible assets		$16,443	$(6,842)	$9,601

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$9,540	$(3,846)	$5,694
Trade names - finite life	14	2,000	(292)	1,708
Developed technology	13	1,500	(84)	1,416
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(118)	8,122
Total definite-lived intangible assets		$23,743	$(6,803)	$16,940

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.6 million, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $0.9 million and $1.2 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of June 30, 2020 (in thousands):

Amortization
Period	Expense
2020	$664
2021	1,221
2022	1,163
2023	1,092
2024	948
Thereafter	4,513
$9,601

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and related expenses	$2,476	$6,789
Accrued severance	1,956	894
Accrued commissions	2,040	4,984
Accrued manufacturing	627	2,616
Deferred and contingent consideration, current portion	6,880	6,830
Audit, consulting and legal fees	197	630
Accrued sales and marketing expenses	768	1,109
Lease liabilities	1,524	1,299
Other	6,933	7,400
	$23,401	$32,551

9.	Leases

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

Components of lease expense were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	Operating expenses	$428	$386	$841	$766
Operating lease cost	Inventory	117	1,248	233	2,495
Total operating lease cost		$545	$1,634	$1,074	$3,261
Finance lease cost
Amortization of right-of-use assets	Operating expenses	10	11	21	20
Amortization of right-of-use assets	Inventory	9	—	13	—
Interest on lease liabilities	Other income (expense), net	3	1	4	2
Total finance lease cost		$22	$12	$38	$22
Variable lease cost	Inventory	—	2,297	—	4,595
Total lease cost		$567	$3,943	$1,112	$7,878

Short-term lease expense for the three and six months ended June 30, 2020 and 2019 was not material.

Supplemental cash flow information related to operating and finance leases for the six months ended June 30, 2020 was as follows (in thousands):

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$909	$2,954
Operating cash outflows from finance leases	36	22
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,106	$24,779
Finance leases	157	119

Supplemental balance sheet information, as of June 30, 2020, related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	June 30,	December 31,
	2020	2019
Reported as:
Other assets
Operating lease right-of-use assets	$7,847	$7,494
Finance lease right-of-use assets	202	78
Total right-of use assets	$8,049	$7,572
Accrued and other current liabilities
Operating lease liabilities	$1,442	$1,259
Finance lease liabilities	82	40
Warranty reserve and other long-term liabilities
Operating lease liabilities	6,629	6,434
Finance lease liabilities	117	35
Total lease liabilities	$8,270	$7,768
Weighted average remaining lease term (years)
Operating leases	5	5
Finance leases	3	2
Weighted average discount rate
Operating leases	7.74%	7.45%
Finance leases	5.93%	4.06%

As of June 30, 2020, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2020	$1,040	$49	$1,089
2021	2,067	89	2,156
2022	1,893	53	1,946
2023	1,940	28	1,968
2024	1,480	1	1,481
2025 and thereafter	1,499	—	1,499
Total lease payments	$9,919	$220	$10,139
Less imputed interest	1,848	21	1,869
Total operating lease liabilities	$8,071	$199	$8,270

10.	Debt

Term Loan and Revolving Loan

On July 25, 2017, the Company entered into a Term Loan Credit and Security Agreement and a Revolving Loan Credit and Security Agreement with MidCap Financial Trust (“MidCap”), which replaced the Company’s prior Silicon Valley Bank Loan Agreement. Both agreements were amended and restated on July 1, 2019 and further amended on November 7, 2019 (as so amended, the “Restated Term Loan Agreement” and the “Restated Revolving Credit Agreement”).

The Restated Term Loan Agreement provides for the following tranches: (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s net revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of the agent and the lenders following a request from the Company, an additional $15.0 million term loan facility. The loan matures on July 1, 2024 and carries an interest rate of LIBOR plus 7.50%. The Company will make monthly payments of accrued interest from the funding date until July 31, 2021, to be followed by monthly installments of principal and interest through the maturity date. The Company may prepay some or all of the principal prior to its maturity date provided the Company pays MidCap a prepayment fee. The loan provides that the Company shall pay an exit fee equal to 5.0% of the aggregate amount of all term loans funded to the Company.

On May 11, 2020, the Company entered in to the Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan) (the “Term Agreement”), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Term Amendment”). The Term Amendment provides for, among other things, the prepayment by the Company of $25.0 million of outstanding principal, $0.1 million of accrued interest, and $1.25 million in prepaid exit fees with the parties agreeing to waive the prepayment fee with respect to these amounts. The Term Amendment increases the tranche 3 commitment amount from $10.0 million to $15.0 million, extends the tranche 3 termination date from December 31, 2020 to June 30, 2021, and amended certain conditions upon which the tranche 3 commitment can be withdrawn, including evidence that the Company’s Net Revenue for the past six months was greater than or equal to $30.0 million.  In addition, the Term Amendment amends certain financial requirements including reducing the Company’s minimum unrestricted cash amount from $20.0 million to $5.0 million and amends certain minimum net revenue requirements.  Further, the monthly minimum net revenue requirements were revised to be calculated on a trailing three month basis.

As of June 30, 2020, there was $15.0 million of outstanding principal and $0.8 million of exit fee payable related to the term loans, reduced by $2.0 million of unamortized debt issuance costs included in “Long-term debt” on the condensed consolidated balance sheet.

The Restated Revolving Credit Agreement provides for, among other things, a revolving loan of up to $10.0 million. The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The revolving loan carries an interest rate of LIBOR plus 4.50%. The Company may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time until the maturity of the facility on July 1, 2024.

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

As of June 30, 2020, there were no borrowings outstanding under the Revolving Loan. As of June 30, 2020, the unamortized debt issuance costs related to the revolving loan was approximately $0.1 million and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for the three months ended June 30, 2020 and 2019 were $0.4 million and $43,000, respectively. The amortization of debt issuance costs on the term loan and revolving loan for the six months ended June 30, 2020 and 2019 was $0.5 million and $0.1 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

The initial embedded derivative liability of $16.1 million was recorded as a non-current liability on the condensed consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting non-cash gain or loss related to the change in the fair value being charged to earnings (loss). As of June 30, 2020, the fair value of the derivative liability was $34.6 million. A corresponding debt discount to the initial embedded derivative liability of $16.1 million and issuance costs of $1.5 million were recorded on the issuance date and is netted against the principal amount of the Note. As of June 30, 2020, the unamortized debt discount and issuance costs were $17.0 million. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three and six months ended June 30, 2020, the amortization of the convertible debt discount and issuance costs were $0.7 million and $0.8 million, respectively, and were included in interest expense in the condensed consolidated statements of operations.

CARES Act

On April 20, 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, from Silicon Valley Bank, or the Lender. The PPP Loan matures on April 20, 2022, or the Maturity Date, and bears interest at a rate of 1.0% per annum. Under the terms of the PPP Loan, the Company will make no payments until the date which forgiveness of the PPP Loan is determined, which can be up to 10 months following the end of the covered period (which is defined as 24 weeks from the date of the loan), or the Deferral Period. Commencing one month after the expiration of the Deferral Period, and continuing on the same day of each month until the Maturity Date, the Company will pay to Lender monthly payments of principal and interest, in an amount required to fully amortize the principal amount outstanding on the PPP Loan on the last day of the Deferral Period by the Maturity Date. As of June 30, 2020, $6.7 million is recorded in “Long-term debt” on the Company’s condensed consolidated balance sheets.

All or a portion of the PPP Loan may be forgiven upon submission of documentation of expenditures in accordance with certain specified requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24 week period beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. The Company has elected to account for the PPP loan in accordance with ASC 470 – Debt, and any forgiveness of the loan will be treated as a gain on extinguishment within the condensed consolidated statement of operations.

Future Principal and Exit Fee Payments of Debt

The future schedule of principal and exit fee payments for all outstanding debt as of June 30, 2020 was as follows (in thousands):

Fiscal Year
Remainder of 2020	$—
2021	5,409
2022	8,326
2023	5,000
2024	3,667
Thereafter	60,000
Total	$82,402

11.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2020 and December 31, 2019, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to

3.0% of the tranche A, B and C term loans amounts, or the Original Warrants, and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. The warrants within Tranche A expired on January 17, 2020. As of June 30, 2020, there were warrants to purchase an aggregate of 32,375 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of June 30, 2020, a total of 2,507,723 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of June 30, 2020, inducement grants for 1,412,083 shares of common stock have been awarded, and 861,502 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2019	1,880,846	$7.42	5.48
Exercised	(5,454)	2.34
Forfeited	(301,818)	7.91
Balances at June 30, 2020	1,573,574	$7.35	4.74

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. There was no stock-based compensation expense related to stock options for the three and six months ended June 30, 2020. Stock-based compensation expense related to stock options was $0.1 million and $0.4 million for the three months ended June 30, 2019 and six months ended June 30, 2019. As of June 30, 2020, there were also no unrecognized compensation costs related to stock options.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2019	2,232,956	$11.99
Granted	934,965	5.63
Vested	(836,709)	10.10
Forfeited	(651,406)	8.93
Balances at June 30, 2020	1,679,806	$10.57

Stock-based compensation expense for RSUs for the three months ended June 30, 2020 and 2019 was $1.5 million and $2.7 million, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2020 and 2019 was $3.4 million and $6.0 million, respectively. As of June 30, 2020, there was $9.7 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 1.50 years.

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

During the six months ended June 30, 2020, employees purchased 112,603 shares of common stock at a weighted average price of $4.70 per share. As of June 30, 2020, the number of shares of common stock available for future issuance was 1,037,417.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense related to the ESPP was $0.3 million for both the six months ended June 30, 2020 and 2019.

f.	Significant Modifications

During the six months ended June 30, 2020, there were no material modifications of equity awards. During the six months ended June 30, 2019, the Company recognized $0.4 million in incremental compensation cost resulting from entering into a consulting agreement with one former employee that resulted in the modification of their existing equity awards.
12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and six months ended June 30, 2020 and 2019.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
Breast Products	$9,309	$11,194	$21,780	$20,944
miraDry	3,139	9,331	7,600	17,133
Total net sales	$12,448	$20,525	$29,380	$38,077

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Loss from operations
Breast Products	$(9,016)	$(12,202)	$(21,379)	$(26,236)
miraDry	(3,298)	(24,762)	(17,941)	(36,581)
Total loss from operations	$(12,314)	$(36,964)	$(39,320)	$(62,817)

	June 30,	December 31,
	2020	2019
Assets
Breast Products	$158,666	$169,613
miraDry	26,510	34,791
Total assets	$185,176	$204,404

14.	Commitments and Contingencies

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of June 30, 2020, consisted of 63 employees, including 52 sales representatives and 11 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts.  As of June 30, 2020, our international operations were supported by 3 sales representatives and 3 sales managers, as well as a number of consultants supporting both direct sales efforts and distributor relationships.

Recent developments

COVID-19 Pandemic

The rapid, global spread of COVID-19 has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the non-essential healthcare industry (among others), a global economic slowdown, and could lead to a global recession. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, and employee-related amounts, will depend on future developments that are highly uncertain. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

As an aesthetics company, our breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability to perform such non-emergency procedures has harmed our revenues for the period ending June 30, 2020 and will likely result in future harm while these or new restrictions remain in place. Further, the spread of COVID-19 has caused us to modify our workforce practices, and we may take further actions that we determine are in the best interests of our employees or as required by governments. In addition, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that this can lead to a local and/or global economic recession, which may result in further harm to the aesthetics market. Such economic disruption could adversely affect our business. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region, and current U.S./China trade relations may be further exacerbated by the pandemic.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the pandemic. While the full impact of COVID-19 is unknown at this time, we have made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

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

Restructuring

On November 7, 2019, we announced an organizational efficiency initiative, or the Plan, designed to reduce spending and simplify operations. Under the Plan, we are implementing numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters.

Under the Plan, we intend to reduce our workforce by terminating approximately 70 employees. As a result, we expect to incur total charges of approximately $3.6 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, we expect to incur estimated charges of approximately $0.6 million related to duplicate operating costs and other associated costs. In total, the Plan is estimated to cost approximately $4.2 million, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the condensed consolidated balance sheet as of June 30, 2020 (amounts in thousands):

	Severance costs	Other associated costs	Duplicate operating costs
Balance at December 31, 2019	$894	$—	$—
Costs charged to expense	1,939	122	174
Costs paid or otherwise settled	(1,716)	(122)	(174)
Balance at June 30, 2020	$1,117	$—	$—

The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2020 (amounts in thousands):

	Year Ended	Six Months Ended	Cumulative Restructuring
	December 31, 2019	June 30, 2020	Charges
Breast Products	$499	$831	$1,330
miraDry	584	1,404	1,988
Total	$1,083	$2,235	$3,318

It is anticipated that we will incur approximately $0.8 million of additional restructuring costs during 2020 attributable to the miraDry segment. We expect to realize cost savings of approximately $10.0 million in 2020 and approximately $5.0 million in 2021. All of the 2020 cost savings are expected to be realized in operating expenses, and the 2021 cost savings are expected to be realized approximately 20% in operating expenses and 80% in cost of goods sold. Savings in operating expenses are expected to result from the reduction of headcount through a shared services organization. Savings in cost of goods sold are expected to result from the elimination of manufacturing roles at miraDry. As the development of the Plan is completed, we will update the estimated costs and cost savings as needed.

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

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of quantity of units sold, manufacturing price increases, the changing mix of products sold with different gross margins, warranty costs, overhead costs and targeted pricing programs. Specific to the Breast Products segment, we expect our gross margin to decline as a result of increased unit cost of our gel implants following the Vesta Acquisition.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation, consumer marketing, and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program for the Breast Products segment and no-charge product evaluation units for the Breast Products segment, as well as educational and promotional activities. We expect our sales and marketing expenses related to our Breast Products segment to fluctuate in future periods as a result of headcount and timing of our marketing programs, and we expect our sales and marketing expense related to our miraDry segment to decrease as a result of the organizational efficiency initiative and the change in the miraDry business strategy.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, business development and administrative functions. Other G&A expenses include contingent consideration fair market value adjustments, bad debt expense, outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses.

We expect future G&A expenses to decrease as we implement the organizational efficiency initiative, but we also expect to continue to incur G&A expenses in connection with operating as a public company.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of the embedded derivative liability and common stock warrants, and amortization of issuance costs associated with our Credit Agreements.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Annual Report.

Recent Accounting Pronouncements

Please refer to Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
	(In thousands)
Statement of operations data
Net sales	$12,448	$20,525
Cost of goods sold	5,550	7,813
Gross profit	6,898	12,712
Operating expenses
Sales and marketing	7,979	21,918
Research and development	2,779	3,270
General and administrative	7,958	11,814
Restructuring	496	—
Impairment	—	12,674
Total operating expenses	19,212	49,676
Loss from operations	(12,314)	(36,964)
Other income (expense), net
Interest income	18	269
Interest expense	(3,607)	(982)
Change in fair value of derivative liability	(18,380)	—
Other income (expense), net	6	23
Total other income (expense), net	(21,963)	(690)
Loss before income taxes	(34,277)	(37,654)
Income tax	—	—
Net loss	$(34,277)	$(37,654)

Net Sales

Net sales decreased $8.1 million, or 39.4%, to $12.4 million for the three months ended June 30, 2020 as compared to $20.5 million for the three months ended June 30, 2019. Net sales of our Breast Products segment was $9.3 million, a decrease of $1.9 million for the three months ended June 30, 2020, as compared to $11.2 million for the three months ended June 30, 2019, primarily due to a decrease in the volume of sales of gel implants, Allox2 and Dermaspan breast tissue expanders and BioCorneum due to the effects of the COVID-19 pandemic. Net sales of our miraDry segment was $3.1 million, a decrease of $6.2 million, as compared to $9.3 million for the three months ended June 30, 2020 resulting from an overall decrease in the volume of sales of miraDry systems and consumable bioTips due to the effects of the COVID-19 pandemic and the change in miraDry business strategy.

As of June 30, 2020, our U.S. sales organization included 52 sales representatives as compared to 90 sales representatives as of June 30, 2019. The decrease is primarily attributed to an overall decrease in sales headcount implemented under the organizational efficiency initiative and the change in miraDry business strategy.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $2.3 million, or 29.0%, to $5.6 million for the three months ended June 30, 2020 as compared to $7.8 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in sales in both the Breast Products and miraDry segments, offset by an increase in unit costs of breast implants in the Breast Products segment.

The gross margins for the three months ended June 30, 2020 and 2019 were 55.4% and 61.9%, respectively. The decrease was due to increased unit cost of gel implants in the Breast Products segment following the Vesta Acquisition, coupled with overall lower domestic sales of miraDry consumables which carry a higher margin.

Sales and Marketing Expenses

Sales and marketing expenses decreased $13.9 million, or 63.6%, to $8.0 million for the three months ended June 30, 2020 as compared to $21.9 million for the three months ended June 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses, and a reduction in marketing events and initiatives associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

Research and Development Expenses

R&D expenses decreased $0.5 million, or 15.0%, to $2.8 million for the three months ended June 30, 2020 as compared to $3.3 million for the three months ended June 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses and consulting fees associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

General and Administrative Expenses

G&A expenses decreased $3.9 million, or 32.6%, to $8.0 million for the three months ended June 30, 2020 as compared to $11.8 million for the three months ended June 30, 2019. The decrease is primarily related to decreases in employee payroll and incentive compensation related expenses, and consulting expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19. In addition, there were decreases in legal expenses, acquisition related expenses, and intangible asset amortization expense, offset by an increase in bad debt expense, severance, and insurance expense.

Restructuring Expenses

Restructuring expenses for the three months ended June 30, 2020 were $0.5 million, consisting primarily of severance and duplicate operating expenses of employees affected by the organizational efficiency initiative.

Impairment Expenses

There were no impairment expenses for the three months ended June 30, 2020. Impairment expenses for the three months ended June 30, 2019 were due to impairments of goodwill and intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2020 increased $21.3 million as compared to the three months ended June 30, 2019 primarily due to the increase in the fair value of the derivative liability, interest expense and amortization of debt issuance costs and debt discounts associated with our Credit Agreements and Convertible Note.

Income Tax Expense

For the three months ended June 30, 2020 and 2019 there was no income tax expense.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Statement of operations data
Net sales	$29,380	$38,077
Cost of goods sold	12,342	14,287
Gross profit	17,038	23,790
Operating expenses
Sales and marketing	24,742	42,319
Research and development	5,687	6,325
General and administrative	17,262	25,289
Restructuring	2,235	—
Impairment	6,432	12,674
Total operating expenses	56,358	86,607
Loss from operations	(39,320)	(62,817)
Other income (expense), net
Interest income	198	573
Interest expense	(5,230)	(1,932)
Change in fair value of derivative liability	(18,510)	—
Other income (expense), net	(27)	38
Total other income (expense), net	(23,569)	(1,321)
Loss before income taxes	(62,889)	(64,138)
Income tax	—	—
Net loss	$(62,889)	$(64,138)

Net Sales

Net sales decreased $8.7 million, or 22.8%, to $29.4 million for the six months ended June 30, 2020 as compared to $38.1 million for the six months ended June 30, 2019. Net sales of our Breast Products segment was $21.8 million, an increase of $0.8 million for the six months ended June 30, 2020, as compared to $20.9 million for the six months ended June 30, 2019, driven primarily by an increase in the volume of sales of gel implants and breast tissue expanders, offset by a decrease in sales of BioCorneum. Net sales of our miraDry segment was $7.6 million, a decrease of $9.5 million, as compared to $17.1 million for the six months ended June 30, 2019 resulting from an overall decrease in the volume of sales of miraDry systems and consumable bioTips due to the effects of the COVID-19 pandemic and the change in miraDry business strategy.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $1.9 million, or 13.6%, to $12.3 million for the six months ended June 30, 2020 as compared to $14.3 million for the six months ended June 30, 2019. The decrease was primarily due to reduced sales in the miraDry segment offset by increased unit costs of breast implants and inventory write-offs in the Breast Products segment.

The gross margins for the six months ended June 30, 2020 and 2019 were 58.0% and 62.5%, respectively. The decrease was due to increased unit cost of gel implants in the Breast Products segment following the Vesta Acquisition, coupled with lower sales of miraDry consumables which carry a higher margin.

Sales and Marketing Expenses

Sales and marketing expenses decreased $17.6 million, or 41.5%, to $24.7 million for the six months ended June 30, 2020 as compared to $42.3 million for the six months ended June 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses, and a reduction in marketing events and initiatives associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

Research and Development Expenses

R&D expenses decreased $0.6 million, or 10.1%, to $5.7 million for the six months ended June 30, 2020 as compared to $6.3 million for the six months ended June 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

General and Administrative Expenses

G&A expenses decreased $8.0 million, or 31.7%, to $17.3 million for the six months ended June 30, 2020 as compared to $25.3 million for the six months ended June 30, 2019. The decrease is primarily related to decreases in employee payroll and incentive compensation related expenses, and consulting expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19. In addition, there were decreases in legal expenses, and acquisition related expenses, offset by an increase in bad debt expense, severance, insurance expense and accounting fees.

Restructuring Expenses

Restructuring expenses for the six months ended June 30, 2020 were $2.2 million, consisting primarily of severance expenses of employees affected by the organizational efficiency initiative.

Impairment Expenses

Impairment expenses for the six months ended June 30, 2020 were $6.4 million, due to full impairments of intangible assets in the miraDry reporting unit. Impairment expenses for the six months ended June 30, 2019 were $12.7 million, due to a full impairment of goodwill and partial impairment of intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2020 increased $22.2 million as compared to the six months ended June 30, 2019 primarily due to the increase in the fair value of the derivative liability, interest expense and amortization of debt issuance costs and debt discounts associated with our Credit Agreements and Convertible Note.

Income Tax Expense

For the six months ended June 30, 2020 and 2019 there was no income tax expense.

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

As of June 30, 2020, we had $71.8 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM, our tissue expander portfolio, and the Vesta Acquisition.

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of June 30, 2020, the Company has sold 37,000 shares of its common stock pursuant to the sales agreement, resulting in net proceeds after commissions of approximately $0.3 million.

On July 1, 2019, we entered into certain credit agreements with Midcap Financial Trust pursuant to which we repaid our existing indebtedness under our existing credit agreements and the outstanding commitment fee was cancelled. Further on March 11, 2020, we entered into a facility agreement with Deerfield Partners, L.P., issuing $60.0 million in principal amount of 4.0% unsecured and subordinated convertible notes. See Note 10 – Debt to the condensed consolidated financial statements for a full description of our long-term debt,  revolving line of credit, and convertible note.

In April 2020, we were granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum. All or a portion of the PPP Loan may be forgiven upon submission of documentation of expenditures in accordance with certain specified requirements. See Note 10 – Debt to the condensed consolidated financial statements for a full description of the PPP Loan. We sought and obtained the PPP Loan due to the immediate and continued impact of the COVID-19 pandemic on our revenues and prospects. The PPP Loan has allowed us to satisfy our payroll obligations without a material reduction in pay for our employees or a material headcount reduction, other than the reductions in the previously announced organizational efficiency initiative.

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

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(46,599)	$(48,630)
Investing activities	(2,195)	(2,056)
Financing activities	32,985	109,875
Net change in cash, cash equivalents and restricted cash	$(15,809)	$59,189

Cash used in operating activities

Net cash used in operating activities was $46.6 million during the six months ended June 30, 2020 as compared to $48.6 million during the six months ended June 30, 2019. The decrease in cash used in operating activities between the six months ended June 30, 2020 and 2019 was primarily associated with a lower net loss of $62.9 million for the six months ended June 30, 2020 as compared to $64.1 million for the six months ended June 30, 2019, an increase in fair value adjustments to the derivative liability and other non-cash adjustments, and decreases in accounts receivable offset by an increase inventory and decreases in accounts payable, accrued and other liabilities, impairment, and stock-based compensation expense.

Cash used in investing activities

Net cash used in investing activities was $2.2 million during the six months ended June 30, 2020 as compared to $2.1 million during the six months ended June 30, 2019. The increase in cash used in investing activities between the six months ended June 30, 2020 and 2019 was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $33.0 million during the six months ended June 30, 2020 as compared to $109.9 million during the six months ended June 30, 2019. The decrease in cash provided by financing activities was primarily the result of a decrease in the proceeds from issuance of common stock, repayments of the term loan, and decrease in borrowings under the revolving loan, offset by an increase in proceeds from issuance of the convertible note.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the ability of our implant manufacturing facility in Franklin Wisconsin to meet capacity to meet customer requirements and maintain unit costs that will drive gross margin;
•	the ability of our third-party tissue expander manufacturing facility operated by SiMatrix to meet capacity to meet customer requirements;
•	net sales generated by our Breast Products and miraDry segments, and any other future products that we may develop and commercialize;
•	the scope and duration of the COVID-19 pandemic and its effect on our operations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements, including compliance with Sarbanes-Oxley;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs; and
•	investment in inventory required to meet customer demands.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we had $71.8 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 as a result of the material weakness described in our Annual Report on Form 10-K and below.

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

The rapid, global spread of COVID-19 has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the non-essential healthcare industry (among others), a global economic slowdown, and could lead to a global recession. The COVID-19 pandemic has drastically impacted healthcare systems in the United States and globally and resulted in travel restrictions which impact medical tourism and our sales professionals’ ability to travel. In addition, hospitals have limited access for non-patients, including our sales professionals, which could negatively impact our access to physicians. As an aesthetics company, a significant percentage of our products are utilized in elective surgeries or procedures, which may be deferred or avoided altogether due to the COVID-19 outbreak, materially impacting our financial results. Future pandemics or other outbreaks of infectious disease may result in a similar period of business disruption, including reduced sales as patients might cancel or defer elective procedures or otherwise avoid medical facilities, resulting in reduced patient volumes and operating revenues. Governmental agencies and hospital administrators may also instruct hospitals to postpone some elective procedures in preparation for COVID-19-related hospitalizations. Further, the spread of COVID-19 has caused us to modify our workforce practices, and we may take further actions that we determine are in the best interests of our employees or as required by governments. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region, and current U.S./China trade relations may be further exacerbated by the pandemic. The COVID-19 outbreak has materially impacted our operations and financial results and continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations or financial results.

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

We are subject to the risks arising from adverse changes in general economic and market conditions, pandemics or political actions including new or increased trade protection policies such as tariffs, particularly in China, where certain components of our miraDry products are manufactured. Certain elective procedures, such as breast augmentation and the miraDry procedure, are typically not covered by insurance. Adverse changes in the economy or a “trade war” may cause consumers to reassess their spending choices and reduce the demand for these surgeries and other procedures and could have an adverse effect on consumer spending. This shift could have an adverse effect on our net sales and profitability. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. For example, as a result of the COVID-19 outbreak in China, our bioTip manufacturer in China was required to close for a week. In addition, as the outbreak spread through the United States and globally, we have experienced a significant reduction in demand as non-emergency medical procedures are deferred. There can be no assurances that once healthcare systems resume normal activity that these deferred procedures will be rescheduled. The outbreak has adversely affected our financial condition and results of operations and will likely continue to adversely impact our operations until heathcare systems resume normal activity. At this point, the duration and extent of such impact is uncertain.

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

We accepted a loan under the CARES Act pursuant to the Paycheck Protection Program, or the PPP, which loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan. In addition, we may be subject to audit in connection with the loan and should we request that the loan be forgiven, the United States Small Business Administration, or SBA, will conduct a full audit in connection with the loan. If there is any adverse finding from the audit or if we are subject to any other investigation or challenge in connection with the loan, we could be required to return the full amount of the PPP loan plus interest, which could reduce our liquidity, and could be subject to significant fines, damages and penalties and our business could otherwise be adversely affected, whether or not there is an adverse finding. Such events could have a material adverse effect on our business, financial condition and results of operations.

In April 2020, we were granted a loan of $6.7 million under the PPP of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum. All or a portion of the PPP Loan may be forgiven by the SBA upon submission of documentation of expenditures in accordance with the SBA’s requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24 week period beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

10.1

Amendment to Facility Agreement, dated April 24, 2020, by and among Sientra, Inc., each of the other loan parties thereto and Deerfield Partners, L.P. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020).

10.2

Letter Agreement, dated April 20, 2020, by and among Sientra, Inc., certain of its subsidiaries, MidCap Financial Trust and MidCap Funding IV Trust (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020).

10.3†

Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020).

10.4†

Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020).

10.5#	Employment Agreement, dated January 1, 2018, by and between Sientra, Inc. and Oliver Bennett.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Portions of this exhibit have been redacted in compliance with Regulation S‑K Item 601(b)(10).
#	Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

August 10, 2020	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

August 10, 2020	By:	/s/ Paul Little
Paul Little
Chief Financial Officer and Treasurer