Form 10-Q
period 2020-09-30
Sientra, Inc.
filed 2020-11-09
CIK 1551693

18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 50,454,122.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Page

Part I — Financial Information	1

Item 1. Condensed Consolidated Financial Statements - Unaudited	1
Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	2
Condensed Consolidated Statement of Stockholders' Equity for the Period from December 31, 2018 through September 30, 2019 and December 31, 2019 through September 30, 2020	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	4
Notes to the Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

Part II — Other Information	38

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$63,483	$87,608
Accounts receivable, net of allowances of $4,893 and $3,835 at September 30, 2020 and December 31, 2019, respectively	23,637	27,548
Inventories, net	48,467	39,612
Prepaid expenses and other current assets	2,113	2,489
Total current assets	137,700	157,257
Property and equipment, net	12,742	12,314
Goodwill	9,202	9,202
Other intangible assets, net	9,719	17,390
Other assets	8,441	8,241
Total assets	$177,804	$204,404
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$928	$6,508
Accounts payable	4,071	9,352
Accrued and other current liabilities	26,679	32,551
Customer deposits	15,490	13,943
Sales return liability	10,079	8,116
Total current liabilities	57,247	70,470
Long-term debt	63,330	38,248
Derivative liability	24,520	—
Deferred and contingent consideration	5,342	5,177
Warranty reserve and other long-term liabilities	9,281	8,627
Total liabilities	159,720	122,522
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 50,507,635 and 49,612,907 and outstanding 50,434,908 and 49,540,180 shares at September 30, 2020 and December 31, 2019, respectively	504	495
Additional paid-in capital	555,465	550,562
Treasury stock, at cost (72,727 shares at September 30, 2020 and December 31, 2019)	(260)	(260)
Accumulated deficit	(537,625)	(468,915)
Total stockholders’ equity	18,084	81,882
Total liabilities and stockholders’ equity	$177,804	$204,404

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$19,217	$22,412	48,597	60,489
Cost of goods sold	8,391	9,754	20,733	24,041
Gross profit	10,826	12,658	27,864	36,448
Operating expenses:
Sales and marketing	12,872	18,668	37,614	60,987
Research and development	2,060	3,201	7,747	9,526
General and administrative	10,238	12,249	27,500	37,538
Restructuring	(386)	—	1,849	—
Impairment	—	—	6,432	12,674
Total operating expenses	24,784	34,118	81,142	120,725
Loss from operations	(13,958)	(21,460)	(53,278)	(84,277)
Other income (expense), net:
Interest income	5	510	203	1,083
Interest expense	(2,059)	(1,344)	(7,289)	(3,276)
Change in fair value of derivative liability	10,090	—	(8,420)	—
Other income (expense), net	101	(139)	74	(101)
Total other income (expense), net	8,137	(973)	(15,432)	(2,294)
Loss before income taxes	(5,821)	(22,433)	(68,710)	(86,571)
Income tax	—	—	—	—
Net loss	$(5,821)	$(22,433)	(68,710)	(86,571)
Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.45)	(1.37)	(2.30)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	50,394,858	49,401,094	50,155,623	37,671,215

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Stock-based compensation	—	—	—	—	—	—	3,772	—	3,772
Stock option exercises			45,453	—	—	—	106	—	106
Employee stock purchase program (ESPP)	—	—	68,899	1	—	—	682	—	683
Vested restricted stock	—	—	671,245	7	—	—	(7)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(212,714)	(2)	—	—	(2,723)	—	(2,725)
Net loss	—	—	—	—	—	—	—	(26,484)	(26,484)
Balances at March 31, 2019	—	—	29,274,377	$292	72,727	$(260)	$430,779	$(388,581)	$42,230
Proceeds from follow-on offering, net of costs	—	—	20,000,000	200	—	—	107,534	—	107,734
Stock-based compensation	—	—	—	—	—	—	2,963	—	2,963
Vested restricted stock	—	—	88,454	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(12,565)	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	(37,654)	(37,654)
Balances at June 30, 2019	—	$—	49,350,266	$493	72,727	$(260)	$541,175	$(426,235)	$115,173
Stock-based compensation	—	—	—	—	—	—	3,115	—	3,115
Stock option exercises	—	—	3,271	—	—	—	9	—	9
Employee stock purchase program (ESPP)	—	—	106,725	1	—	—	533	—	534
Vested restricted stock	—	—	92,676	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(18,524)	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	—	(22,433)	(22,433)
Balances at September 30, 2019	—	$—	49,534,414	$495	72,727	$(260)	$544,700	$(448,668)	$96,267

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Issuance of common stock through ATM	—	—	37,000	1	—	—	263	—	264
Stock-based compensation	—	—	—	—	—	—	2,000	—	2,000
Employee stock purchase program (ESPP)	—	—	113,615	1	—	—	533	—	534
Vested restricted stock	—	—	472,914	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(157,412)	(2)	—	—	(1,199)	—	(1,201)
Net loss	—	—	—	—	—	—	—	(28,612)	(28,612)
Balances at March 31, 2020	—	—	50,079,024	$500	72,727	$(260)	$552,154	$(497,527)	$54,867
Stock-based compensation	—	—	—	—	—	—	1,718	—	1,718
Stock option exercises	—	—	5,454	—	—	—	13	—	13
Employee stock purchase program (ESPP)	—	—	(1,012)	—	—	—	(5)	—	(5)
Vested restricted stock	—	—	363,795	4	—	—	(4)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(91,529)	(1)	—	—	(226)	—	(227)
Net loss	—	—	—	—	—	—	—	(34,277)	(34,277)
Balances at June 30, 2020	—	$—	50,355,732	$503	72,727	$(260)	$553,650	$(531,804)	$22,089
Stock-based compensation	—	—	—	—	—	—	1,574	—	1,574
Stock option exercises	—	—	727	—	—	—	3	—	3
Employee stock purchase program (ESPP)	—	—	91,125	1	—	—	306	—	307
Vested restricted stock	—	—	85,255	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(25,204)	(1)	—	—	(67)	—	(68)
Net loss	—	—	—	—	—	—	—	(5,821)	(5,821)
Balances at September 30, 2020	—	$—	50,507,635	$504	72,727	$(260)	$555,465	$(537,625)	$18,084

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(68,710)	$(86,571)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment	6,432	12,674
Depreciation and amortization	2,996	2,538
Provision for doubtful accounts	4,665	1,804
Provision for warranties	711	843
Provision for inventory	1,774	2,209
Fair value adjustments to derivative liability	8,420	—
Fair value adjustments of other liabilities held at fair value	29	480
Amortization of debt discount and issuance costs	3,430	223
Stock-based compensation expense	5,465	9,681
Payments of contingent consideration liability in excess of acquisition-date fair value	—	(1,968)
Other non-cash adjustments	198	181
Changes in operating assets and liabilities:
Accounts receivable	(720)	(4,068)
Inventories	(10,801)	(8,329)
Prepaid expenses, other current assets and other assets	537	2,735
Accounts payable, accrueds, and other liabilities	(10,642)	(8,790)
Customer deposits	1,547	1,750
Sales return liability	1,930	1,515
Legal settlement payable	—	(410)
Net cash used in operating activities	(52,739)	(73,503)
Cash flows from investing activities:
Purchase of property and equipment	(3,192)	(3,180)
Net cash used in investing activities	(3,192)	(3,180)
Cash flows from financing activities:
Proceeds from option exercises and employee stock purchase plan	852	1,332
Net proceeds from issuance of common stock	264	107,734
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,496)	(2,956)
Gross borrowings under the Term Loan	—	5,000
Repayments under the Term Loan	(25,000)	—
Gross borrowings under the PPP loan	6,652	—
Gross borrowings under the Revolving Loan	—	15,788
Repayment of the Revolving Loan	(6,508)	(8,436)
Net proceeds from issuance of the Convertible Note	60,000	—
Payments of contingent consideration up to acquisition-date fair value	—	(5,766)
Deferred financing costs	(2,958)	(1,997)
Net cash provided by financing activities	31,806	110,699
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,125)	34,016
Cash, cash equivalents and restricted cash at:
Beginning of period	87,951	87,242
End of period	$63,826	$121,258

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$63,483	$120,915
Restricted cash included in other assets	343	343
Total cash, cash equivalents and restricted cash	$63,826	$121,258

Supplemental disclosure of cash flow information:
Interest paid	$3,781	$3,015
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$114	$1,113

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020, or the Annual Report. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.
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

During the nine months ended September 30, 2020, the Company sold 37,000 shares of its common stock under the At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of common stock having an aggregate gross offering price of up to $50.0 million. The sales of common stock resulted in net proceeds after commissions of approximately $0.3 million.

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

As of September 30, 2020, the Company had cash and cash equivalents of $63.5 million. The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment eliminates certain accounting models and simplifies the accounting for convertible instruments and enhances disclosures for convertible instruments and earnings per share. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on the consolidated financial statements.

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

As an aesthetics company, surgical procedures involving the Company's products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed the Company’s revenues during the three months ended June 30, 2020 and continued to harm the Company’s revenues during the three months ended September 30, 2020. While some states have lifted certain restrictions on non-emergency procedures during the three months ended September 30, 2020, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place.

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

Under the Plan, the Company intends to reduce its workforce by terminating approximately 70 employees. The Company expects to incur total charges of approximately $2.5 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, the Company expects to incur estimated charges of approximately $0.5 million related to duplicate operating costs and other associated costs. In total, the Plan is estimated to cost approximately $3.0 million, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the condensed consolidated balance sheet as of September 30, 2020 (amounts in thousands):

	Severance costs	Other associated costs	Duplicate operating costs
Balance at December 31, 2019	$894	$—	$—
Costs charged to expense	1,467	208	174
Costs paid or otherwise settled	(1,995)	(208)	(174)
Balance at September 30, 2020	$366	$—	$—

The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2020 (amounts in thousands):

	Year Ended	Nine Months Ended	Cumulative Restructuring
	December 31, 2019	September 30, 2020	Charges
Breast Products	$499	$389	$888
miraDry	584	1,460	2,044
Total	$1,083	$1,849	$2,932

The Company anticipates incurring approximately $0.1 million of additional restructuring costs during the remainder of 2020 attributable to the miraDry segment. As the development of the Plan is completed, the Company will update its costs by reportable segment as needed.

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

The liability for unsatisfied performance obligations under the service warranty and deliverables under certain marketing programs as of September 30, 2020 were as follows:

Nine Months Ended September 30,
2020
Balance as of December 31, 2019	$2,089
Additions and adjustments	2,077
Revenue recognized	(1,389)
Balance as of September 30, 2020	$2,777

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, contingent consideration, and the convertible feature related to the convertible note are discussed in Note 5. The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate. As of September 30, 2020, the carrying value of the long-term debt and convertible note was not materially different from the fair value.
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

Common Stock Warrants

The Company’s common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. The warrants are valued using the fair value of common stock as of the measurement date. The Company estimates its expected stock volatility based on company-specific historical and implied volatility information of its stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As of September 30, 2020, the fair value of the warrants was immaterial as a result of the decline in the Company’s stock price.

Contingent Consideration

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. The contingent consideration related to the acquisition of BIOCORNEUM consist of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the revenue discount rate, which was 20.0%. The contingent consideration for future milestone payments related to the acquisition of miraDry is based on the timing of achievement of target net sales, which is estimated based on an internal management forecast. The significant assumption utilized in the fair value measurement was the miraDry company discount rate, which was 11.2%. As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. During the nine months ended September 30, 2020, the total change in the fair value of contingent consideration was $0.1 million and no settlements were recorded.

Convertible note conversion feature

The Company assesses on a quarterly basis the fair value of the conversion feature related to the convertible note due in 2025. The conversion feature was bifurcated and recorded as a derivative liability on the condensed consolidated balance sheet with a corresponding discount at the date of issuance that is netted against the principal amount of the note. The Company utilizes a binomial lattice method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g. a change in control). As the probability of conversion is a significant unobservable input, the overall fair value measurement of the conversion feature is classified as Level 3. During the three months ended September 30, 2020, the change in the fair value of the derivative liability was a decrease of $10.1 million. During the nine months ended September 30, 2020, the change in the fair value of the derivative liability was an increase of $8.4 million. No settlements were recorded.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	—	6,959	6,959
Liability for convertible note conversion feature	—	—	24,520	24,520
	$—	—	31,479	31,479

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	—	38	38
Liability for contingent consideration	—	—	6,891	6,891
	$—	—	6,929	6,929

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

The following table provides a rollforward of the accrued warranties (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance as of January 1	$1,562	$1,395
Warranty costs incurred during the period	(501)	(492)
Changes in accrual related to warranties issued during the period	717	820
Changes in accrual related to pre-existing warranties	(6)	23
Balance as of September 30	$1,772	$1,746

7.	Net Loss Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss (in thousands)	$(5,821)	$(22,433)	$(68,710)	$(86,571)
Weighted average common shares outstanding, basic and diluted	50,394,858	49,401,094	50,155,623	37,671,215
Net loss per share attributable to common stockholders	$(0.12)	$(0.45)	$(1.37)	$(2.30)

The Company excluded the following potentially dilutive securities, outstanding as of September 30, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	September 30,
	2020	2019
Stock options to purchase common stock	1,571,375	2,036,027
Warrants for the purchase of common stock	27,264	47,710
Equity contingent consideration	607,442	—
Stock issuable upon conversion of convertible note	19,733,352	—
	21,939,433	2,083,737

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the three and nine months ended September 30, 2020 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive.

8.	Balance Sheet Components
a.	Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$6,767	$8,095
Work in progress	9,356	5,543
Finished goods	28,809	23,893
Finished goods - right of return	3,535	2,081
	$48,467	$39,612

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Leasehold improvements	$2,857	$2,841
Manufacturing equipment and toolings	9,037	8,175
Computer equipment	2,375	1,250
Software	3,056	2,602
Office equipment	167	111
Furniture and fixtures	1,192	1,144
	18,684	16,123
Less accumulated depreciation	(5,942)	(3,809)
	$12,742	$12,314

Depreciation expense for the three months ended September 30, 2020 and 2019 was $1.0 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1.8 million and $0.9 million, respectively.

c.	Goodwill and Other Intangible Assets, net

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2019
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202
Balances as of September 30, 2020
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202

In the first quarter of 2020, the Company noted a decline in actual and forecasted earnings for the miraDry reporting unit due to the impacts and uncertainty surrounding the COVID-19 pandemic. As a result, the Company performed a test of recoverability by comparing the carrying value of the reporting unit to the future undiscounted cash flows the reporting unit is expected to generate. As the future undiscounted cash flows attributable to the asset group were less than the carrying value, the Company performed a quantitative analysis to compare the fair value of the intangible assets in the reporting unit to their carrying amount.

The Company’s fair value analysis of intangible assets utilizes methods under various income approaches. The Company values its customer relationships using an excess earnings method, which assumes the value of the asset is the discounted future cash flows derived from existing customers and requires the use of customer attrition rates and discount rates to determine the estimated fair value. The future revenues and free cash flow from existing customers are determined based upon actual results giving effect to management’s expected changes in operating results in future years. The attrition rate is based on average historical levels of customer attrition and the discount rate is based upon market participant assumptions using a defined peer group. Tradenames and developed technology are valued using a relief from royalty method, which assumes the value of the asset is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed the asset from another company. This method requires the use of royalty rates which are determined based on comparable third-party license agreements involving similar assets and discount rates similar to the above to determine the estimated fair value.

After performing the impairment analysis as of March 31, 2020, the Company determined that the carrying values of all of the intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded total non-cash impairment charges of $1.1 million for trade names, $1.4 million for developed technology, and $3.9 million for customer relationships within impairment in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020. As of September 30, 2020, the remaining carrying value of the intangible assets are entirely associated with the Breast Products segment.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 30, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,727)	$1,213
Trade names - finite life	12	800	(306)	494
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(678)	7,562
Total definite-lived intangible assets		$16,443	$(7,174)	$9,269

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$9,540	$(3,846)	$5,694
Trade names - finite life	14	2,000	(292)	1,708
Developed technology	13	1,500	(84)	1,416
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(118)	8,122
Total definite-lived intangible assets		$23,743	$(6,803)	$16,940

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.5 million, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $1.2 million and $1.7 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of September 30, 2020 (in thousands):

Amortization
Period	Expense
2020	$332
2021	1,221
2022	1,163
2023	1,092
2024	948
Thereafter	4,513
$9,269

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and related expenses	$2,574	$6,789
Accrued severance	980	894
Accrued commissions	5,335	4,984
Accrued manufacturing	835	2,616
Deferred and contingent consideration, current portion	6,931	6,830
Audit, consulting and legal fees	304	630
Accrued sales and marketing expenses	861	1,109
Lease liabilities	1,556	1,299
Other	7,303	7,400
	$26,679	$32,551

9.	Leases

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

Components of lease expense were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	Operating expenses	$428	$389	$1,270	$1,155
Operating lease cost	Inventory	131	1,248	364	3,743
Total operating lease cost		$559	$1,637	$1,634	$4,898
Finance lease cost
Amortization of right-of-use assets	Operating expenses	10	10	31	30
Amortization of right-of-use assets	Inventory	12	—	24	—
Interest on lease liabilities	Other income (expense), net	3	1	7	3
Total finance lease cost		$25	$11	$62	$33
Variable lease cost	Inventory	—	3,291	—	7,886
Total lease cost		$584	$4,939	$1,696	$12,817

Short-term lease expense for the three and nine months ended September 30, 2020 and 2019 was not material.

Supplemental cash flow information related to operating and finance leases for the nine months ended September 30, 2020 was as follows (in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,337	$4,605
Operating cash outflows from finance leases	61	33
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,242	$24,779
Finance leases	157	117

Supplemental balance sheet information, as of September 30, 2020, related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	September 30,	December 31,
	2020	2019
Reported as:
Other assets
Operating lease right-of-use assets	$7,581	$7,494
Finance lease right-of-use assets	180	78
Total right-of use assets	$7,761	$7,572
Accrued and other current liabilities
Operating lease liabilities	$1,472	$1,259
Finance lease liabilities	84	40
Warranty reserve and other long-term liabilities
Operating lease liabilities	6,358	6,434
Finance lease liabilities	97	35
Total lease liabilities	$8,011	$7,768
Weighted average remaining lease term (years)
Operating leases	5	5
Finance leases	2	2
Weighted average discount rate
Operating leases	7.73%	7.45%
Finance leases	6.18%	4.06%

As of September 30, 2020, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2020	$527	$24	$551
2021	2,095	89	2,184
2022	1,920	53	1,973
2023	1,968	29	1,997
2024	1,507	1	1,508
2025 and thereafter	1,534	—	1,534
Total lease payments	$9,551	$196	$9,747
Less imputed interest	1,721	15	1,736
Total operating lease liabilities	$7,830	$181	$8,011

10.	Debt

Term Loan and Revolving Loan

On July 25, 2017, the Company entered into a Term Loan Credit and Security Agreement and a Revolving Loan Credit and Security Agreement with MidCap Financial Trust (“MidCap”), which replaced the Company’s prior Silicon Valley Bank Loan Agreement. Both agreements were amended and restated on July 1, 2019 and further amended on November 7, 2019 (as so amended, the “Restated Term Loan Agreement” and the “Restated Revolving Credit Agreement” and, together, the “Credit Agreements”).

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

On May 11, 2020, the Company entered in to the Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Term Amendment”). The Term Amendment provides for, among other things, the prepayment by the Company of $25.0 million of outstanding principal, $0.1 million of accrued interest, and $1.25 million in prepaid exit fees with the parties agreeing to waive the prepayment fee with respect to these amounts. The Term Amendment increases the tranche 3 commitment amount from $10.0 million to $15.0 million, extends the tranche 3 termination date from December 31, 2020 to June 30, 2021, and amended certain conditions upon which the tranche 3 commitment can be withdrawn, including evidence that the Company’s Net Revenue for the past six months was greater than or equal to $30.0 million. In addition, the Term Amendment amends certain financial requirements including reducing the Company’s minimum unrestricted cash amount from $20.0 million to $5.0 million and amends certain minimum net revenue requirements. Further, the monthly minimum net revenue requirements were revised to be calculated on a trailing three-month basis.

As of September 30, 2020, there was $15.0 million of outstanding principal and $0.8 million of exit fee payable related to the term loans, reduced by unamortized debt issuance costs of $1.1 million included in “Long-term debt” and $0.7 million included in “Current portion of long-term debt” on the condensed consolidated balance sheets.

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

As of September 30, 2020, there were no borrowings outstanding under the Revolving Loan. As of September 30, 2020, the unamortized debt issuance costs related to the revolving loan was approximately $0.1 million and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for the three months ended September 30, 2020 and 2019 were $0.2 million and $0.1 million, respectively. The amortization of debt issuance costs on the term loan and revolving loan for the nine months ended September 30, 2020 and 2019 was $0.7 million and $0.2 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

The initial embedded derivative liability of $16.1 million was recorded as a non-current liability on the condensed consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting non-cash gain or loss related to the change in the fair value being charged to earnings (loss). As of September 30, 2020, the fair value of the derivative liability was $24.5 million. A corresponding debt discount to the initial embedded derivative liability of $16.1 million and issuance costs of $1.5 million were recorded on the issuance date and is netted against the principal amount of the Note. As of September 30, 2020, the unamortized debt discount and issuance costs were $16.3 million. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three and nine months ended September 30, 2020, the amortization of the convertible debt discount and issuance costs were $0.7 million and $1.5 million, respectively, and were included in interest expense in the condensed consolidated statements of operations.

CARES Act

On April 20, 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, from Silicon Valley Bank, or the Lender. The PPP Loan matures on April 20, 2022, or the Maturity Date, and bears interest at a rate of 1.0% per annum. Under the terms of the PPP Loan, the Company will make no payments until the date which forgiveness of the PPP Loan is determined, which can be up to 10 months following the end of the covered period (which is defined as 24 weeks from the date of the loan), or the Deferral Period. Commencing one month after the expiration of the Deferral Period, and continuing on the same day of each month until the Maturity Date, the Company will pay to Lender monthly payments of principal and interest, in an amount required to fully amortize the principal amount outstanding on the PPP Loan on the last day of the Deferral Period by the Maturity Date. As of September 30, 2020, $5.8 million is recorded in “Long-term debt” and $0.8 million is recorded in “Current portion of long-term debt” on the Company’s condensed consolidated balance sheets.

All or a portion of the PPP Loan may be forgiven upon submission of documentation of expenditures in accordance with certain specified requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. The Company has elected to account for the PPP loan in accordance with ASC 470 – Debt, and any forgiveness of the loan will be treated as a gain on extinguishment within the condensed consolidated statement of operations.

Future Principal and Exit Fee Payments of Debt

The future schedule of principal and exit fee payments for all outstanding debt as of September 30, 2020 was as follows (in thousands):

Fiscal Year
Remainder of 2020	$—
2021	5,409
2022	8,326
2023	5,000
2024	3,667
Thereafter	60,000
Total	$82,402

11.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2020 and December 31, 2019, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford

(i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts, or the Original Warrants, and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. The warrants within Tranche A expired on January 17, 2020 and the warrants within Tranche B expired on August 1, 2020. As of September 30, 2020, there were warrants to purchase an aggregate of 27,264 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of September 30, 2020, a total of 2,544,816 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of September 30, 2020, inducement grants for 1,412,083 shares of common stock have been awarded, and 923,342 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2019	1,880,846	$7.42	5.48
Exercised	(6,181)	2.48
Forfeited	(313,347)	7.92
Balances at September 30, 2020	1,561,318	$7.34	4.49

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. There was no stock-based compensation expense related to stock options for the three and nine months ended September 30, 2020. Stock-based compensation expense related to stock options was $0.1 million and $0.4 million for the three months ended September 30, 2019 and nine months ended September 30, 2019. As of September 30, 2020, there were also no unrecognized compensation costs related to stock options.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2019	2,232,956	$11.99
Granted	934,965	5.63
Vested	(921,964)	10.45
Forfeited	(701,907)	9.07
Balances at September 30, 2020	1,544,050	$10.38

Stock-based compensation expense for RSUs for the three months ended September 30, 2020 and 2019 was $1.5 million and $2.8 million, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2020 and 2019 was $4.9 million and $8.9 million, respectively. As of September 30, 2020, there was $7.1 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 1.43 years.

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

During the nine months ended September 30, 2020, employees purchased 203,728 shares of common stock at a weighted average price of $4.11 per share. As of September 30, 2020, the number of shares of common stock available for future issuance was 946,292.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense related to the ESPP was $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

f.	Significant Modifications

During the nine months ended September 30, 2020, there were no material modifications of equity awards. During the nine months ended September 30, 2019, the Company recognized $0.6 million in incremental compensation cost resulting from entering into a consulting agreement with two former employees that resulted in the modification of their existing equity awards.
12.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and nine months ended September 30, 2020 and 2019.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales
Breast Products	$15,330	$12,626	$37,109	$33,570
miraDry	3,887	9,786	11,488	26,919
Total net sales	$19,217	$22,412	$48,597	$60,489

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Loss from operations
Breast Products	$(9,304)	$(12,319)	$(30,683)	$(38,555)
miraDry	(4,654)	(9,141)	(22,595)	(45,722)
Total loss from operations	$(13,958)	$(21,460)	$(53,278)	$(84,277)

	September 30,	December 31,
	2020	2019
Assets
Breast Products	$156,538	$169,613
miraDry	21,266	34,791
Total assets	$177,804	$204,404

14.	Commitments and Contingencies

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

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. No response has been filed to the complaint at presented. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

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

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of September 30, 2020, consisted of 65 employees, including 54 sales representatives and 11 sales managers. Additionally, we also sell our miraDry System in several international markets where we leverage a combination of distributor relationships and direct sales efforts. As of September 30, 2020, our international operations were supported by 3 sales representatives and 2 sales managers, as well as a number of consultants supporting both direct sales efforts and distributor relationships.

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

As an aesthetics company, surgical procedures involving our breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues during the three months ended June 30, 2020 and continued to harm our revenues during the three months ended September 30, 2020. While some states have lifted certain restrictions on non-emergency procedures during the three months ended September 30, 2020, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place.

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

Under the Plan, we intend to reduce our workforce by terminating approximately 70 employees. As a result, we expect to incur total charges of approximately $2.5 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, we expect to incur estimated charges of approximately $0.5 million related to duplicate operating costs and other associated costs. In total, the Plan is estimated to cost approximately $3.0 million, excluding non-cash charges, with related cash payments expected to be substantially paid out with cash on hand by the end of 2020.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the condensed consolidated balance sheet as of September 30, 2020 (amounts in thousands):

	Severance costs	Other associated costs	Duplicate operating costs
Balance at December 31, 2019	$894	$—	$—
Costs charged to expense	1,467	208	174
Costs paid or otherwise settled	(1,995)	(208)	(174)
Balance at September 30, 2020	$365	$—	$—

The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2020 (amounts in thousands):

	Year Ended	Nine Months Ended	Cumulative Restructuring
	December 31, 2019	September 30, 2020	Charges
Breast Products	$499	$389	$888
miraDry	584	1,460	2,044
Total	$1,083	$1,849	$2,932

It is anticipated that we will incur approximately $0.1 million of additional restructuring costs during 2020 attributable to the miraDry segment. We expect to realize cost savings of approximately $10.0 million in 2020 and approximately $5.0 million in 2021. All of the 2020 cost savings are expected to be realized in operating expenses, and the 2021 cost savings are expected to be realized approximately 20% in operating expenses and 80% in cost of goods sold. Savings in operating expenses are expected to result from the reduction of headcount through a shared services organization. Savings in cost of goods sold are expected to result from the elimination of manufacturing roles at miraDry. As the development of the Plan is completed, we will update the costs and cost savings as needed.

Components of Operating Results

Net Sales

Our Breast Products segment net sales include sales of silicone gel breast implants, tissue expanders and BIOCORNEUM. We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. We defer the value of our service warranty revenue and deliverables under certain marketing programs and recognize it once all performance obligations have been met.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Statement of operations data
Net sales	$19,217	$22,412
Cost of goods sold	8,391	9,754
Gross profit	10,826	12,658
Operating expenses
Sales and marketing	12,872	18,668
Research and development	2,060	3,201
General and administrative	10,238	12,249
Restructuring	(386)	—
Total operating expenses	24,784	34,118
Loss from operations	(13,958)	(21,460)
Other income (expense), net
Interest income	5	510
Interest expense	(2,059)	(1,344)
Change in fair value of derivative liability	10,090	—
Other income (expense), net	101	(139)
Total other income (expense), net	8,137	(973)
Loss before income taxes	(5,821)	(22,433)
Income tax	—	—
Net loss	$(5,821)	$(22,433)

Net Sales

Net sales decreased $3.2 million, or 14.3%, to $19.2 million for the three months ended September 30, 2020 as compared to $22.4 million for the three months ended September 30, 2019. Net sales of our Breast Products segment was $15.3 million, an increase of $2.7 million for the three months ended September 30, 2020, as compared to $12.6 million for the three months ended September 30, 2019, primarily due to an increase in the volume of domestic and international sales of gel implants as well as an increase in the sales volume of BioCorneum, partially offset by a decrease in the sales volume of Allox2 and Dermaspan breast tissue expanders. Net sales of our miraDry segment was $3.9 million, a decrease of $5.9 million, as compared to $9.8 million for the three months ended September 30, 2019 resulting from an overall decrease in the volume of sales of miraDry systems and consumable bioTips due to the effects of the COVID-19 pandemic and the change in miraDry business strategy.

As of September 30, 2020, our U.S. sales organization included 54 sales representatives as compared to 86 sales representatives as of September 30, 2019. The decrease is primarily attributed to an overall decrease in sales headcount implemented under the organizational efficiency initiative and the change in miraDry business strategy.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $1.4 million, or 14.0%, to $8.4 million for the three months ended September 30, 2020 as compared to $9.8 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease in sales in the miraDry segment, offset by an increase in the sales volume and unit costs of breast implants in the Breast Products segment.

The gross margins for the three months ended September 30, 2020 and 2019 were 56.3% and 56.5%, respectively. The decrease was due to increased unit cost of gel implants in the Breast Products segment following the Vesta Acquisition, offset by a higher sales mix of miraDry consumables which carry a higher margin.

Sales and Marketing Expenses

Sales and marketing expenses decreased $5.8 million, or 31.0%, to $12.9 million for the three months ended September 30, 2020 as compared to $18.7 million for the three months ended September 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses, and a reduction in marketing events and initiatives associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

Research and Development Expenses

R&D expenses decreased $1.1 million, or 35.6%, to $2.1 million for the three months ended September 30, 2020 as compared to $3.2 million for the three months ended September 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19, coupled with decreases in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses decreased $2.0 million, or 16.4%, to $10.2 million for the three months ended September 30, 2020 as compared to $12.2 million for the three months ended September 30, 2019. The decrease is primarily related to decreases in employee payroll and incentive compensation related expenses, and consulting expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19. In addition, there were decreases in legal expenses, severance expenses, and fair value adjustments, offset by an increase in bad debt expense, insurance, and freight expense.

Restructuring Expenses

Restructuring expenses for the three months ended September 30, 2020 were ($0.4) million, resulting from a change in estimated severance costs to be incurred under the organizational efficiency initiative.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2020 changed $9.1 million as compared to the three months ended September 30, 2019 primarily due to the decrease in the fair value of the derivative liability, offset by an increase in interest expense and amortization of debt issuance costs and debt discounts associated with our Credit Agreements and Convertible Note.

Income Tax Expense

For the three months ended September 30, 2020 and 2019 there was no income tax expense.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Statement of operations data
Net sales	$48,597	$60,489
Cost of goods sold	20,733	24,041
Gross profit	27,864	36,448
Operating expenses
Sales and marketing	37,614	60,987
Research and development	7,747	9,526
General and administrative	27,500	37,538
Restructuring	1,849	—
Impairment	6,432	12,674
Total operating expenses	81,142	120,725
Loss from operations	(53,278)	(84,277)
Other income (expense), net
Interest income	203	1,083
Interest expense	(7,289)	(3,276)
Change in fair value of derivative liability	(8,420)	—
Other income (expense), net	74	(101)
Total other income (expense), net	(15,432)	(2,294)
Loss before income taxes	(68,710)	(86,571)
Income tax	—	—
Net loss	$(68,710)	$(86,571)

Net Sales

Net sales decreased $11.9 million, or 19.7%, to $48.6 million for the nine months ended September 30, 2020 as compared to $60.5 million for the nine months ended September 30, 2019. Net sales of our Breast Products segment was $37.1 million, an increase of $3.5 million for the nine months ended September 30, 2020, as compared to $33.6 million for the nine months ended September 30, 2019, driven primarily by an increase in the volume of sales of gel implants. Net sales of our miraDry segment was $11.5 million, a decrease of $15.4 million, as compared to $26.9 million for the nine months ended September 30, 2019 resulting from an overall decrease in the volume of sales of miraDry systems and consumable bioTips due to the effects of the COVID-19 pandemic and the change in miraDry business strategy.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $3.3 million, or 13.8%, to $20.7 million for the nine months ended September 30, 2020 as compared to $24.0 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in sales in the miraDry segment, offset by an increase in the sales volume and unit costs of breast implants in the Breast Products segment.

The gross margins for the nine months ended September 30, 2020 and 2019 were 57.3% and 60.3%, respectively. The decrease was due to increased unit cost of gel implants in the Breast Products segment following the Vesta Acquisition.

Sales and Marketing Expenses

Sales and marketing expenses decreased $23.4 million, or 38.3%, to $37.6 million for the nine months ended September 30, 2020 as compared to $61.0 million for the nine months ended September 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses, and a reduction in consulting fees and marketing events and initiatives associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

Research and Development Expenses

R&D expenses decreased $1.8 million, or 18.7%, to $7.7 million for the nine months ended September 30, 2020 as compared to $9.5 million for the nine months ended September 30, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19, coupled with decreases in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses decreased $10.0 million, or 26.7%, to $27.5 million for the nine months ended September 30, 2020 as compared to $37.5 million for the nine months ended September 30, 2019. The decrease is primarily related to decreases in employee payroll and incentive compensation related expenses, and consulting and legal expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19. In addition, there were decreases in intangibles amortization expense, fair value adjustments, offset by an increase in bad debt expense, insurance expense, and accounting fees.

Restructuring Expenses

Restructuring expenses for the nine months ended September 30, 2020 were $1.8 million, consisting primarily of severance expenses of employees affected by the organizational efficiency initiative.

Impairment Expenses

Impairment expenses for the nine months ended September 30, 2020 were $6.4 million, due to full impairments of intangible assets in the miraDry reporting unit. Impairment expenses for the nine months ended September 30, 2019 were $12.7 million, due to a full impairment of goodwill and partial impairment of intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2020 increased $13.1 million as compared to the nine months ended September 30, 2019 primarily due to the increase in the fair value of the derivative liability, interest expense and amortization of debt issuance costs and debt discounts associated with our Credit Agreements and Convertible Note.

Income Tax Expense

For the nine months ended September 30, 2020 and 2019 there was no income tax expense.

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

As of September 30, 2020, we had $63.5 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with activities relating to commercialization and increases in working capital, including the expansion of our sales force and marketing programs. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM, our tissue expander portfolio, and the Vesta Acquisition.

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel shares of our common stock having an aggregate gross offering price of up to $50 million. As of September 30, 2020, the Company has sold 37,000 shares of its common stock pursuant to the sales agreement, resulting in net proceeds after commissions of approximately $0.3 million.

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

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(52,739)	$(73,503)
Investing activities	(3,192)	(3,180)
Financing activities	31,806	110,699
Net change in cash, cash equivalents and restricted cash	$(24,125)	$34,016

Cash used in operating activities

Net cash used in operating activities was $52.7 million during the nine months ended September 30, 2020 as compared to $73.5 million during the nine months ended September 30, 2019. The decrease in cash used in operating activities between the nine months ended September 30, 2020 and 2019 was primarily associated with a lower net loss of $68.7 million for the nine months ended September 30, 2020 as compared to $86.6 million for the nine months ended September 30, 2019, an increase in fair value adjustments to the derivative liability and the provision for doubtful accounts, and decreases in accounts receivable offset by a lower impairment, stock-based compensation expense, and inventory, and decreases in customer deposits, accounts payable, accrued and other liabilities, and prepaid expenses, other current assets and other assets.

Cash used in investing activities

Net cash used in investing activities was $3.2 million during the nine months ended September 30, 2020 and 2019. The slight increase in cash used in investing activities between the nine months ended September 30, 2020 and 2019 was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $31.8 million during the nine months ended September 30, 2020 as compared to $110.7 million during the nine months ended September 30, 2019. The decrease in cash provided by financing activities was primarily the result of a decrease in the proceeds from issuance of common stock, repayments of the term loan, and decrease in borrowings under the revolving loan, offset by an increase in proceeds from issuance of the convertible note and the PPP loan.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we had $63.5 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 as a result of the material weakness described in our Annual Report on Form 10-K and below.

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

In April 2020, we were granted a loan of $6.7 million under the PPP of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum. All or a portion of the PPP Loan may be forgiven by the SBA upon submission of documentation of expenditures in accordance with the SBA’s requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

SIENTRA, INC.

November 9, 2020	By:	/s/ Jeffrey Nugent
Jeffrey Nugent
Chairman and Chief Executive Officer

November 9, 2020	By:	/s/ Paul Little
Paul Little
Chief Financial Officer and Treasurer