Form 10-K
period 2020-12-31
Sientra, Inc.
filed 2021-03-11
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2020 as reported by NASDAQ Global Select Market on such date was approximately $188,807,000. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2021, there were  57,273,356 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “Sientra OPUS”, “OPUS”, “OPUS Curve”, “OPUS Luxe”, “ACX”, “Allox”, “Allox2”, “Anatomical Controlled”, “BIOCORNEUM”, “Curve”, “Dermaspan”, “Luxe”, “Softspan”, “Silishield”, “miraDry”, “miraDry and Design”, “miraDry Fresh”, “bioTip”, “The Sweat Stops Here”, “No Sweat No Stress”, “Sweat Less Live More”, “Drop Design”, “freshRewards”, “freshNet”, “freshEquity”, “freshConnect”, and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K, or Annual Report, contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward‑looking statements are often identified by the use of words such as, “anticipate,” “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “intend,” “expect,” “plan,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward‑looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward‑looking statements in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•	our ability to supply our silicone gel breast implants, tissue expanders and other products to our customers;
•	our ability to achieve profitability;
•	our ability to generate significant net sales through the sale of our Breast Products and miraDry products;
•	the ability of our products to achieve and maintain market acceptance;
•	our ability to successfully commercialize our products;
•	our ability to comply with the applicable governmental regulations to which our products and operations are subject;
•	our ability to successfully integrate new products into our portfolio;
•	our ability to retain and grow a high percentage of our customer base;
•	our plans regarding the expansion of our sales force and marketing programs;
•	our sales representatives’ productivity and ability to achieve expected growth;
•	our assumptions about the breast implant market;
•	our ability to protect our intellectual property;
•	our ability to successfully defend against lawsuits filed against us and our officers;
•	our estimates regarding expenses, net sales, capital requirements and needs for additional financing; and
•	our expectations regarding the impact of the COVID-19 pandemic on our business.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Relating to Our Business and Our Industry:

•	We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.
•

The COVID-19 pandemic has adversely affected, and continues to adversely affect, our business, our operations and our financial results. Future pandemics, epidemics or outbreaks of an infectious disease may similarly affect our business, our operations and our financial results.

•

We depend on a positive reaction from our Plastic Surgeons and their patients, and on an adequate supply of our products, to successfully establish our market position and achieve profitability. If we are unable to continue to enhance our existing product offerings and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

•

We rely on sole suppliers to manufacture or supply the components for some of our products, including our breast products, scar management, tissue expander and bioTip products which involves inherent risks and various factors outside our direct control. Any resulting production problems or inability to meet our demand could adversely affect our business prospects.

•

We have limited manufacturing experience. We could experience manufacturing problems that result in our inability to satisfy customer demand or otherwise harm our business. Disruption in our manufacturing operations may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.

•

Direct-to-consumer marketing, social media efforts, and making claims regarding our product as compared to competing products, may subject us to heightened regulatory scrutiny, enforcement risk, and litigation risks.

•	If we fail to compete effectively against our competitors, some of which have significantly greater resources than we have, our net sales and operating results may be negatively affected.
•	Any negative publicity concerning our products, including product liability, warranty claims or other litigation could harm our business and reputation and negatively impact our financial results.
•	We are required to maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.
•	Failure to obtain hospital or group purchasing organization contracts could have a material adverse effect on our financial condition and operating results.
•	We are subject to political, economic and regulatory risks associated with doing business outside of the United States.
•

The long-term safety of our Breast Products has not fully been established and our breast implants are currently under study in our Pre Market Approval, or PMA, post-approval studies, which could reveal unanticipated complications. Among the long-term health risks of breast implants which are being studied and followed, health regulators believe there is an association between breast implants and a rare form of lymphoma called Breast Implant Associated Anaplastic Large-Cell Lymphoma, or BIA-ALCL.

•	Laws impacting the U.S. healthcare system are subject to a great deal of uncertainty, which may result in adverse consequences to our business.

Risk Related to Our Financial Results:

•	Our debt obligations could impair our financial condition and limit our operating flexibility.
•

We accepted a loan under the CARES Act pursuant to the Paycheck Protection Program, or the PPP, which loan may not be forgiven or may subject us to challenges and investigations or audits regarding qualifications for the loan which could impact our liquidity and could subject us to significant fines, damages and penalties in the event of an adverse finding.

•

Our quarterly net sales and operating results are unpredictable and may fluctuate significantly from quarter to quarter due to factors outside our control, which could adversely affect our business, results of operations and the trading price of our common stock.

•	Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
•	Our results of operations and financial position could be negatively impacted if there are adverse changes in tax laws and regulations.

Risks Related to Our Intellectual Property and Potential Litigation:

•	If our intellectual property rights do not adequately protect our products or technologies, others could compete against us more directly, which would hurt our profitability.
•

The medical device industry is characterized by patent and other intellectual property litigation and we have and could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

•

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

•	Fluctuations in insurance cost and availability of insurance coverage could adversely affect our profitability or our risk management profile.

Risks Related to Our Legal and Regulatory Environment:

•

Our medical device products and operations are subject to extensive governmental regulation both in the United States and abroad, and our failure to comply with applicable requirements could cause our business to suffer.

•

There is no guarantee that the Company will be granted from the FDA 510(k) clearance or PMA approval of our future products or modifications to our already FDA approved or cleared devices and manufacturing processes, and failure to obtain necessary clearances or approvals for our future products or modifications to our already FDA approved or cleared devices and manufacturing processes would adversely affect our ability to grow our business.

•

A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

•	Changes in existing third-party coverage and reimbursement may impact our ability to sell our products when used in breast reconstruction procedures.
•	Legislative or regulatory health care reforms may make it more difficult and costly to produce, market and distribute our products after clearance or approval is obtained, or to do so profitably.
•	Failure to comply with the regulatory requirements for the PMA post-approval studies for our Breast Products may result in the suspension or withdrawal of our PMA.
•

In 2017, we settled a securities class action lawsuit and have reached a settlement agreement with the SEC.  If we are subject to additional claims, our insurance may not be sufficient to cover additional expenses incurred.

Risks Related to Our Common Stock:

•	Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
•	We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
•

As a public company, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

PART I

Item 1.  Business

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company uniquely centered on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants in the U.S. for augmentation procedures exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. In 2020, we also began to sell our breast implants in Japan through a distributor partner. We sell our breast tissue expanders for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties.

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

As a result of the miraDry acquisition, we determined that we conduct our business in two operating segments: Breast Products and miraDry. The Breast Products segment focuses on sales of our breast implants, tissue expanders, and scar management products. The miraDry segment focuses on sales of the miraDry System and bioTips.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2020, consisted of 67 employees including 8 sales managers. Additionally, we also sell our miraDry products in several international markets where we leverage distributor relationships supported by 6 sales representatives.

We commenced sales of our breast implants in the United States in the second quarter of 2012. Our Breast Products segment net sales were $55.0 million, $46.4 million, and $37.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. For our miraDry segment, we generate revenues from sales of our miraDry System and from the sales of bioTips which are required for use for each miraDry procedure performed. We generated net sales of $16.2 million for the year ended December 31, 2020, $37.3 million for the year ended December 31, 2019, and $31.1 million for the year ended December 31, 2018.

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

As an aesthetics company, surgical procedures involving our breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues during the second quarter of 2020 and continued to harm our revenues during the third and fourth quarter of 2020. While some states have lifted certain restrictions on non-emergency procedures, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place.

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

Change in miraDry business strategy

In April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive bioTip utilization to our existing installed base. We expect that the net sales we generate from our bioTips will account for substantially all of our miraDry segment’s net sales for the next several years. On December 31, 2020, we eliminated our separate miraDry U.S. salesforce and transitioned miraDry sales responsibility into the Breast Products ENHANCE Practice Development team.

Restructuring

In November 2019, the Board of Directors approved an organizational efficiency initiative (the “Plan”) designed to reduce spending and simplify operations. Under the Plan, we implemented numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters. Under the Plan, we reduced our workforce by terminating approximately 60 employees, which was completed as of December 31, 2020. Refer to Item 7, “Management’s Discussion and Analysis” and Note 2 to our accompanying consolidated financial statements of this Annual Report on Form 10-K for further information on our organizational efficiency initiative.

Our Market

The global market for aesthetic procedures is significant. The American Society of Plastic Surgeons, or ASPS, estimates that U.S. consumers spent approximately $17 billion on approximately eighteen million cosmetic procedures in 2019, including both surgical and non-invasive cosmetic treatments.

Breast Products

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to the Aesthetic Society, over 280,000 primary breast augmentation procedures were performed in the United States in 2019. Based on the number of procedures reported by the Aesthetic Society and ASPS and our estimates of average selling price, implant mix and implants per procedure, we estimate the global breast market to be approximately $1.5 billion, with the currently addressable market for our currently available breast products at approximately $600 million in the U.S.

In the U.S., we sell our breast implants used for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi-year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 7,000 board certified plastic surgeons actively practicing in the United States. Our tissue expanders which are used in breast reconstruction procedures are sold predominantly to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures.

miraDry

Laser and light-based hair removal continue to be the largest volume among non-surgical and non-injectable aesthetic procedures. As an emerging market, energy-based procedures for sweat and odor reduction are not currently tracked by the Aesthetic Society’s data. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the Aesthetic Society does not represent the market potential for miraDry or any other single product or treatment, but illustrates that each year patients elect to have millions of aesthetic procedures. We believe several factors are contributing to the ongoing growth in aesthetic procedures, including:

•

Broader availability of safe non-surgical aesthetic procedures. Technological developments have resulted in the introduction of a broader range of safe, non-surgical aesthetic procedures. According to the Aesthetic Society, non-surgical aesthetic treatments are growing faster than invasive surgical procedures.

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

For more than 20 years prior to the FDA approval of our breast implants in 2012, only two companies manufactured and distributed breast implants in the United States. We believe that this market concentration is largely a result of the considerable costs and risks associated with the lengthy regulatory approval process required by the FDA, which has created a significant barrier to entry in the U.S. breast implant market. All new breast implants require PMA approval from the FDA before they may be marketed in the United States. The PMA application process is lengthy and uncertain, and it must be supported by valid scientific evidence, which typically requires long‑term follow‑up of a large number of enrolled patients, as well as extensive pre‑clinical, clinical and other product data to demonstrate safety and effectiveness. Due to the lengthy and uncertain PMA approval process, we believe that in the near term, it is likely that the companies currently providing silicone gel breast implants in the United States will continue to be the only companies servicing the U.S. silicone breast implant market.

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

miraDry

The miraDry procedure addresses a large underpenetrated market in the non-surgical, lifestyle aesthetics category. The miraDry treatment is the first and only FDA-cleared solution to reduce underarm sweat, odor and hair of all colors with as little as one 60-minute treatment, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with alternative treatment options. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve their desired results. Due to these advantages, we believe that the miraDry treatment is appealing to a wide range of individuals seeking a lasting solution to underarm sweat.

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

Breast Products

Differentiated technologies. We incorporate differentiated technologies into our proprietary breast implants to distinguish ourselves from our competitors, including our silicone shell, High-Strength Cohesive silicone gel and a microtextured surface. Our breast implants offer a desired balance between strength, shape retention and softness due to the High-Strength Cohesive silicone gel used in our products. In addition, the microtexturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture. Our proprietary Allox2 tissue expander with its patented dual port and integral drain technology, is the only tissue expander that provides surgeons access to the periprosthetic space. The Allox2 tissue expander is clinically shown to improve expander salvage rates and outcomes and has a 100% surgeon satisfaction based on a recent case study. In another clinical study with 31 primary reconstruction patients, the Allox2 was noted as successful in treating seromas and recommended as a tool for noninvasive treatment of common complications of tissue expander based reconstruction.

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

Board-certified plastic surgeon focus. We sell our breast implants for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons, or Plastic Surgeons, who are thought leaders in the medical aesthetics industry. Our tissue expanders which are used in breast reconstruction procedures are predominantly sold to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings. We believe that securing the loyalty and confidence of Plastic Surgeons is essential to our success and that our association with Plastic Surgeons enhances our credibility and aligns with our focus on making a difference in patients’ lives.

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

Patient satisfaction. miraDry allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with more invasive procedures for sweat, odor and hair reduction. In addition, unlike many other non-surgical procedures, patients are not required to undergo multiple or recurring treatment procedures to obtain aesthetic results. According to RealSelf.com, a leading online community helping people make confident choices in elective cosmetic procedures, as of February 26, 2021, the miraDry procedure has received a 88% all-time “worth it” rating from patients.

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

Highly optimized, experienced and fully trained sales force. We historically maintained separate North American sales forces within our Breast Products and miraDry segments. Our Breast Products sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling our Breast Products exclusively to board-certified and board-admissible plastic surgeons, Reconstruction Clinical Managers or RCMs who are responsible for the sales and growth of the breast reconstruction portfolio of products in hospitals and surgery centers, and our ENHANCE Practice Development team responsible for practice efficiencies and education. Our miraDry sales force consists of Business Managers or BMs who focus on system sales and consumable bioTip sales. On December 31, 2020, we eliminated the miraDry BM sales team and transitioned miraDry sales responsibility into the Breast Products ENHANCE Practice Development team. We have continued to retain high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

Increase our international presence. There is strong global demand for aesthetic procedures outside of North America. We intend to increase our market penetration outside of North America and build global brand recognition. In 2020, we received regulatory approval to market the entire line of Sientra breast implants in Japan. We may seek regulatory approval to market Breast Products in additional international markets.

Our Products

Our portfolio of products has been specifically tailored to meet the needs of the physicians we serve. We believe that our broad portfolio of products with technologically differentiated characteristics enable physicians to deliver better outcomes for their patients.

Breast Products

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 350 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective augmentation procedures that are generally performed on a cash-pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including High-Strength Cohesive silicone gel and shell texturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the silicone shell and High-Strength Cohesive silicone gel used in our implants. The texturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture. Our tissue expanders are primarily used in non-elective breast reconstruction procedures. Our Allox2 tissue expanders have a unique dual port and integral drain that permits access to periprosthetic space for less invasive draining of serous fluid, while our Dermaspan tissue expanders are uniquely designed for a gentle and more comfortable expansion.

In addition, since 2016, we have offered BIOCORNEUM, an advanced silicone scar treatment, directly to physicians, surgeons, and dermatologists.

We sell our breast implants for augmentation procedures exclusively to Plastic Surgeons, who are thought leaders in the medical aesthetics industry. Our tissue expanders which are used in breast reconstruction procedures are predominantly sold to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings, and a twenty-year limited warranty that provides patients with cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event, a lifetime no-charge implant replacement program for covered ruptures, and the industry’s first policy of no-charge replacement implants to patients who experience covered capsular contracture, double capsule and late-forming seroma events within twenty years of the initial implant procedure.

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

The miraDry System provides patients with a non-surgical and durable procedure to selectively destroy underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat. The miraDry System has been evaluated in clinical studies, which showed that the system reduced sweat in one or more procedures of approximately 60-minutes, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with alternative treatment options. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting in most patients, although some patients may need to repeat the miraDry procedure to achieve their desired results.

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

Sientra’s Implant Texture.  We sell breast implants that are available with a smooth outer surface or a microtextured outer surface. We believe our microtextured breast implants offer us clinical advantages over our competitors’ textured products, including:

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

On a breast implant, the desired texture should have a proportionate amount of surface disruption, as overly aggressive texture can result in double‑capsule formation while not enough texturing can result in a lack of adherence resulting in malposition or rotation. We believe that our microtextured implants have the right combination of surface disruption without overly aggressive texturing.

By incorporating High‑Strength Cohesive silicone gel and our texturing into our breast implants, we believe we have a competitive advantage in marketing and differentiating our products to Plastic Surgeons.

Innovative Tissue Expanders. We believe that we offer the industry’s leading tissue expander portfolio that offers meaningful clinical and economic benefits to our customers. Our Dermaspan tissue expanders are designed with a soft, pliable shell and without ridges or rings to provide for gentle and more comfortable expansion for patients.  Our Allox2 tissue expanders have a patented dual port and integral drain technology and are the only tissue expanders that provide surgeons access to the periprosthetic space. We believe that the Allox2 tissue expander offers clinical and economic advantages over our competitor’s offerings that provide a compelling value proposition to our customers, including:

•

The Allox2 tissue expander provides access to the periprosthetic space where fluid can accumulate allowing for the non-invasive treatment of seromas which has been clinically shown to improve expander salvage rates and outcomes.

•	The Allox2 tissue expander allows for diagnostic fluid sampling to enable a faster treatment response for post-operative infections.
•	The Allox2 tissue expander may reduce the financial risks associated with breast reconstruction by improving salvage rates and reducing the need for explanation in cases of seroma and infection.

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

In addition to our pivotal study, our clinical data is supported by our Continued Access Study of 2,497 women in the United States, which involved annual postoperative follow-up for five years. We have also commissioned a number of bench trials run by independent laboratories that we believe further demonstrate the advantages of our breast implants over those of our competitors.

We and our two U.S. competitors were required to run independent ten‑year clinical studies to obtain PMA approval from the FDA. Our clinical study was not designed to facilitate head‑to‑head comparisons.  However, our clinical data and our competitors’ clinical data are publicly available to both surgeons and patients who are able to use such data to compare and contrast competing implants.

Our tissue expanders have a favorable clinical profile compared to our competitors. In a retrospective clinical study of 112 patients, involving 173 devices with 43.7% of the devices used being the Allox2 tissue expander, the authors reported successfully treating all seromas occurring with the Allox2 tissue expander using the integrated drain port.  The authors also reported successfully salvaging the Allox2 tissue expander in a patient presenting with an infection through diagnostic sampling of fluid obtained via the integrated drain port, and subsequent antibiotic treatment via the integrated drain port. In another clinical review of 31 reconstruction patients treated with the Allox2 tissue expander, the authors reported that the Allox2 was successful in salvaging the Allox2 tissue expander in 2 out of 3 patients presenting with postoperative infections, with the authors reporting on the use of the integrated drain port to allow minimally invasive diagnostic fluid sampling followed by targeted antibiotic therapy. In a further clinical review of 99 breast reconstructions with Allox2 tissue expanders (n=59) and a conventional competitive tissue expander (n=40), the authors reported lower overall complication rates with Allox2 tissue expanders (23.5% vs. 41.7%), and successful salvage of 60% of cases presenting with postoperative infections with the Allox2 tissue expander compared to zero salvaged cases with the competitive tissue expander.

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

A third, single center study designed to quantify the amount of odor reduction in the axillae after treatment(s) with the miraDry System treated 36 subjects with a miraDry treatment with follow-up visits at 1-month, 3-month and 6-month intervals after treatment.  The study data did not show a statistically significant majority of treated subjects having at least a two-point lower malodor score (scale of 0 to 10), but did show a statistically significant average malodor score difference between the treated and untreated axilla using both quantitative odor judges’ scores as well as patients’ subjective self-reported odor severity score (scale of 1 to 10).

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

•

We provide a standard one year warranty on our miraDry Systems in the U.S. In addition to these product warranties, we have offered extended service agreements to our customers to provide protection of their system and handpiece against breakage. However, we do not obtain a material portion of our revenue from our service contracts.

Educational and Marketing Initiatives

Breast Products

We have implemented educational and marketing initiatives with a focus on both Plastic Surgeons and their patients considering breast augmentation or reconstruction.

Plastic Surgeons.  In order to educate Plastic Surgeons about our product lines, we provide a variety of education programs for Plastic Surgeons under the banner of the Sientra Education Forum. To date:

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
•

We provide an educational series in Practice Management for Plastic Surgeons in the form of ENHANCE Webinars and Consulting, to provide them with insights and expertise on how to market and run their practices.

Patients.  We have been engaging directly with consumers who are considering breast augmentation or reconstruction. We initially focused our consumer educational and marketing activities on websites where consumers come to research their breast augmentation or reconstruction options, including:

•

Our own consumer website, branded with our “See Yourself in Sientra” campaign, that provides resources for consumers considering breast augmentation or reconstruction, including a Surgeon locator, product descriptions, patient planning guides and educational brochures and information regarding our warranty and C3 programs.

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

Health Care Provider Marketing

•

Our ENHANCE Team is focused on implementing our marketing programs in the U.S. This team is responsible for educating our physician customers on current best practices and provide physicians and their staff with sales and marketing training and support to help them increase patient demand for the miraDry treatment.

Consumer/Patient Marketing

•	Our consumer website, miraDry.com, provides a resource for consumers including a product and procedure overview, physician locator, media clips, and FAQs.

Sales and Marketing

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2020, consisted of 67 employees including 8 sales managers. Additionally, we leverage distributor relationships to sell our breast implants in Japan and miraDry products in several international markets supported by 6 sales representatives.

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

Research and Development

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $10.3 million, $13.5 million and $10.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The addition of miraDry added $1.6 million, $4.4 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Our Breast Products segment research and development is focused on enhancing and improving our breast products and tissue expanders, increasing our breast implant portfolio, product development related activities and expanding into synergistic markets.

Manufacturing and Quality Assurance

Breast Products

We hold FDA Medical Device Establishment Registrations for both our location in Santa Barbara and our manufacturing facility in Franklin, Wisconsin.  All of our medical device products are listed under our Device Listing where it indicates we are the specification developer and manufacturer of our products, and except for our inflatable breast implant sizers, we are the owner of our products’ FDA approvals and clearances. This means that we are primarily responsible for the design, manufacturing and quality assurance of our products. While we manufacture our breast implants and their corresponding silicone gel breast implant sizers in our Franklin, Wisconsin facility, we do not manufacture our tissue expanders ourselves. Instead, we rely on our third-party manufacturer to manufacture and package our tissue expanders to our specifications. When we receive our tissue expanders from our third-party manufacturer, we inspect a representative sample of packaging and labeling prior to shipping them to our customers. We typically maintain strategic levels of inventory at our storage facilities located in Santa Barbara, California and our manufacturing plant in Franklin, Wisconsin.

We, along with our third-party manufacturer are subject to the FDA’s Quality System Regulation, or QSR, reporting requirements and current Good Manufacturing Practices, or cGMP, audits by the FDA. Under the QSR and cGMP requirements, manufacturers, including third-party manufacturers, must follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process. The FDA has inspected both the Company and our suppliers. The Company has never been the subject of any manufacturing related 483 Observations or Warning Letters, or any other FDA assertions that we are in violation of the FDCA, as it pertains to our Breast Products.

We have obtained the following international Quality System and Regulatory certifications for breast implants and tissue expanders: ISO 13485:2016 Quality Management Systems – Requirements for Regulatory Purposes, and the Medical Device Single Audit Program (MDSAP), representing conformance to 21 CFR 820, 21 CFR 803, 21 CFR 806, 21 CFR 807 (Subparts A through D) and Canadian Medical Devices Regulations – Part 1 - SOR-98/282, positioning us to register our breast implants and tissue expanders in Canada and other international markets. The Company is regularly audited by an accredited Registrar to assess the Company’s continued compliance with ISO 13485:2016 and MDSAP Quality System and Regulatory requirements. In August 2020, the Company received approval from Japan’s Pharmaceutical and Medical Device Agency (PDMA) to market the Company’s silicone gel breast implants.

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

All final assembly, calibration and testing of our miraDry Systems are performed at our Santa Clara facility. The consumable bioTip is manufactured by a contract manufacturer, Healthcare Technology International Limited (HTI), at their facility in Dongguan, China. Consumables undergo final configuration and are tested and packaged at our Santa Clara facility.

A critical component of our miraDry System is the custom microwave power amplifier contained in the miraDry console. The amplifier is manufactured by a single source manufacturer, Broadband Wireless, LLC, in Reno, Nevada (a subsidiary of United States Technologies, Inc.), or Broadband. We fully own the design and manufacturing process for this amplifier.

Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA inspected our facility in August 2016 and at the conclusion of such routine audit, a Form 483 was issued with two observations. The FDA acknowledged receipt of periodic status reports documenting the completion of corrections and corrective actions taken by us to address each of the two observations. No further actions are required at this time. In international markets, we are required to obtain and maintain various quality management system certifications. We have obtained the following international certifications for the miraDry System: ISO 13485:2016 Quality Management Systems – Requirements for Regulatory Purposes, in support of our CE marking and other international markets. Our notified body, NSAI, most recently audited our facility in a two-part audit due to COVID-19 control measures that occurred in December 2020 and January 2021. This audit resulted in renewal of our ISO 13485-2016 and Medical Device Single Audit Program (MDSAP) certifications.

HTI, our disposables manufacturer, complies with the FDA’s QSR and is registered in good standing with the FDA. Additionally, we have procedures in place designed to ensure that all other purchased products and materials conform to specified requirements, including evaluation of suppliers, and where required, qualification of the components supplied.

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

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require a pre‑market notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, a de novo application seeking authorization to market the device, or approval from the FDA of an original or supplemental PMA application. These processes can be expensive, lengthy and require payment of significant user fees, unless an exemption is available.

The FDA classifies medical devices into one of three classes. Unless specifically exempted from certain requirements, all three classes of devices are subject to general controls such as labeling, pre‑market notification and adherence to the FDA’s QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products. Devices deemed to pose low to moderate risk are placed in Class I or II, which, absent an exemption, requires the applicant to obtain a 510(k) clearance. Some Class II devices are subject to special controls such as performance standards, specific FDA guidance documents for the device, or particularized labeling requirements, in addition to the general controls and postmarketing requirements that would otherwise apply. Some low risk devices are exempted by regulation from the 510(k) clearance requirement, and/or the requirement of compliance with substantially all of the QSR. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life‑sustaining, life‑supporting or certain implantable devices, including all breast implants, or devices that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution in the United States before May 28, 1976 for which a regulation requiring a PMA application has not been issued by the FDA. In addition there are some “unclassified” devices in FDA’s regulatory framework, which are  preamendment devices for which a classification regulation has not been promulgated by the agency. Until the unclassified device type has been formally classified and a regulation established, marketing of new devices within this type requires submission of a 510(k) premarket notification. If a device of a type that FDA has not previously classified does not qualify for the 510(k) premarket notification process because no legally marketed predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III.  Under the de novo process an applicant may seek “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor.

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

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a preamendment device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, and provides some guidance on decision making, but the FDA can review any such decision at any time and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, de novo marketing authorization, or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite marketing applications. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

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

Clinical Trials.  A clinical trial is almost always required to support a PMA application and may be required for a 510(k) premarket notification. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. Some types of studies deemed to present “non‑significant risk” are deemed to have an approved IDE once certain requirements are addressed and institutional review board, or IRB, approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the Sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non‑significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, clinical trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare information privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record-keeping requirements. The FDA’s grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

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

•

labeling and advertising laws and regulations, and related government guidance and policy as applied by regulators, that prohibit the promotion of products for uncleared or unapproved uses or in a manner otherwise inconsistent with FDA-required labeling, often referred to as “off‑label,” promotion, and impose other restrictions on labeling, advertising and promotion (in addition, the Federal Trade Commission has oversight of the advertising of medical devices other than “restricted” devices);

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

The FDA may impose additional post-market requirements. For example, the FDA requires us to conduct post‑market surveillance studies and to maintain a system for tracking our breast implants through the chain of distribution to the patient level.

The FDA obtains information to inform its oversight of regulatory requirements, and potential regulatory and enforcement action, by a variety of methods including conducting periodic, unannounced inspections, market surveillance, and other inquiries and communications with regulated companies. Inspections may include the manufacturing facilities of our subcontractors.

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

The healthcare laws and regulations that may affect our ability to operate include:

Federal Anti‑Kickback Statute (“AKS”).  The AKS prohibits, among other things, knowingly or willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase, recommendation, order or furnishing, or the arranging for the purchase, recommendation, order or furnishing, of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as improper payments, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at other than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal AKS. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all of its facts and circumstances. The potential safe harbors available for example, relative to the AKS, are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result.

The penalties for violating the federal AKS include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to commit a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal AKS is violated.  In addition, a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA.

We have entered into consulting, speaker and other financial arrangements with physicians, including some who prescribe or recommend our products to patients. We engage such physicians as consultants, advisors and to educate other physicians. While we endeavor to ensure that our financial arrangements with actual and potential referral sources comply with applicable federal and state laws, the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws could lead to potential enforcement action. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management's attention from the business. The compliance and enforcement landscape, and related risk, is further informed by government precedent, Advisory Opinions, and Special Fraud Alerts. For example, on November 16, 2020 the OIG published a Special Fraud Alert addressing manufacturer speaker programs signaling that such programs will be subject to an even higher degree of government scrutiny for potential AKS compliance concerns. Our approach to compliance may evolve over time in light of these types of developments. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. Noncompliance with the federal AKS could result in the penalties set forth above.

Federal Civil False Claims Act (“FCA”).  The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Manufacturers can be held liable under the FCA if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. In addition, the Patient Protection and Affordable Care Act (ACA) expanded liability for claims under the Anti-Kickback Statute, providing that Anti-Kickback Statute violations are now “per se” violations under the FCA. Penalties for FCA violations include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal FCA is a civil statute, FCA violations may also implicate various federal criminal statutes.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted legislation – the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The California Attorney General has issued clarifying regulations and initiated enforcement activity. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply.

Physician Payments Sunshine Act.  The Patient Protection and Affordable Care Act, imposes, among other things, new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31 of each calendar year. Beginning January 1, 2021, payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners will also need to be tracked in order to meet reporting requirements going into effect in 2022.

Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope than federal requirements and guidelines on these topics. The exact applicability and scope of requirements vary from state-to-state and may be subject to regulators’ interpretation, and the landscape may continue to evolve. Certain states, such as California, Nevada, and Connecticut, also mandate that device manufacturers implement compliance programs consistent with industry codes (e.g., for device companies, the AdvaMed Code), among their other requirements. Other states, such as Massachusetts and Vermont, impose compliance program-related requirements and restrictions on device manufacturer marketing practices and require tracking and reporting of certain gifts, compensation, and other remuneration to healthcare professionals and entities, and in the case of Connecticut transparency requirements apply to nurse practitioners and other advanced practiced registered nurses. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.

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

The regulatory framework governing medical devices is largely harmonized within the European Union (EU), which includes most of the major countries in Europe.  The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. To be placed on the EU market, devices must undergo a conformity assessment and bear the CE mark, indicating that the device conforms to the essential requirements of the applicable rules. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third party assessment, which may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product, is always required in order for a manufacturer to commercially distribute the product throughout the European Union, except in case of Class I medical devices (those entailing the lowest level of risk). Additional local requirements may apply on a country by country basis. Outside of the European Union, regulatory approval would need to be sought on a country by country basis in order for us to market our Breast Products. Switzerland has adopted laws and regulations that mirror those of the EU with respect to medical devices. The United Kingdom (UK) is effectively no longer part of the European Union as of January 1, 2021 due to “Brexit,” and there have been and will be changes in the applicable regulatory framework for medical devices in this jurisdiction.

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

Health Reform.  The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our business. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. There have been a number of federal and state proposals during the last few years regarding the pricing of medical products, including limiting coverage and reimbursement, increasing government control and other changes to the healthcare system in the United States including the Patient Protection and Affordable Care Act, or ACA.

On December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017, or the TCJA, rendered the individual mandate unconstitutional. On December 14, 2018, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017; on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in this matter (formerly Texas v. Azar, now California v. Texas).  On December 18, 2019, the Fifth Circuit ruled that the ACA's individual mandate is unconstitutional given that the TCJA eliminated the tax penalty associated with the individual mandate. In concluding that the individual mandate is unconstitutional, the question remains whether, or how much of, the rest of the ACA is severable from that constitutional defect. The Fifth Circuit further remanded the case to the U.S. District Court for the Northern District of Texas to further analyze whether the other provisions of the ACA are severable as they currently exist under the law. It is unclear how the eventual decision from this appeal, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and Following appeal of the Fifth Circuit’s decision, the Supreme Court heard oral arguments in California v. Texas on November 2, 2020.

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

Our Breast Products trademark portfolio consists of 34 worldwide registered trademarks and 25 pending trademark applications. Our miraDry trademark portfolio consists of 96 worldwide registered trademarks.

Our Breast Products patent portfolio consists of 1 granted U.S. Patent and 7 pending U.S. patent applications, as well as several in-licensed patent rights. Our miraDry patent portfolio is comprised of 21 granted or allowed U.S. patents, 101 granted or allowed foreign counterpart patents, 3 pending or published U.S. patent applications, and 11 pending or published foreign counterpart patent applications.

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

Employees and Human Capital

As of December 31, 2020, we had 255 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees. Our success is in large part based on our ability to attract and retain qualified employees. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations. Our market position, reputation and culture support our ability to recruit and retain talented employees across our departments.

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

Since our inception, we have incurred significant net operating losses. As of December 31, 2020, we had an accumulated deficit of $558.9 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans and convertible note, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the year ended December 31, 2020, our net loss was $89.9 million. The extent of our future operating losses and the timing of profitability are uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

The COVID-19 pandemic has adversely affected, and continues to adversely affect, our business, our operations and our financial results. Future pandemics, epidemics or outbreaks of an infectious disease may similarly affect our business, our operations and our financial results.

The rapid, global spread of COVID-19 has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the non-essential healthcare industry (among others), a global economic slowdown, and could lead to a global recession. The COVID-19 pandemic has drastically impacted healthcare systems in the United States and globally and resulted in travel restrictions which impact medical tourism and our sales professionals’ ability to travel. In addition, hospitals have limited access for non-patients, including our sales professionals, which could negatively impact our access to physicians. As an aesthetics company, a significant percentage of our products are utilized in elective surgeries or procedures, which may be deferred or avoided altogether due to the COVID-19 outbreak, materially impacting our financial results. Future pandemics or other outbreaks of infectious disease may result in a similar period of business disruption, including reduced sales as patients might cancel or defer elective procedures or otherwise avoid medical facilities, resulting in reduced patient volumes and operating revenues. Governmental agencies and hospital administrators may also instruct hospitals to postpone some elective procedures in preparation for COVID-19-related hospitalizations. Further, the spread of COVID-19 has caused us to modify our workforce practices, and we may take further actions that we determine are in the best interests of our employees or as required by governments. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel. Additionally, COVID-19 may impact our ability to effectively manage oversight and monitoring in relation to our ongoing compliance activities. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region, and current U.S./China trade relations may be further exacerbated by the pandemic. The COVID-19 outbreak has materially impacted our operations and financial results and continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations or financial results.

We may not successfully integrate newly acquired businesses or product lines into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

We have completed a series of business and product acquisitions including our acquisition of our manufacturing operations from Vesta, our acquisition of miraDry, and a series of our product acquisitions, including BIOCORNEUM and our Allox2 and Dermaspan tissue expanders portfolio. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. In addition, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

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

In April 2020, we determined to focus to drive bioTip utilization to our existing installed base. We expect that the net sales we generate from our bioTips will represent substantially all of our miraDry segment’s net sales for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of the miraDry procedure as a preferred treatment for being sweat-bothered. Although we have received FDA clearance to market the miraDry procedure for the treatment of primary axillary hyperhidrosis, odor and permanent hair reduction in the United States and are approved or are otherwise free to market the miraDry procedure for the treatment of primary axillary hyperhidrosis in adults in over 40 international markets, the degree of market acceptance of the miraDry procedure by physicians and patients is unproven. We believe that market acceptance of the miraDry procedure will depend on many factors, including:

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

In addition, the COVID-19 pandemic has limited our ability to educate physicians and drive market acceptance of the miraDry procedure. We cannot guarantee that the miraDry procedure will achieve broad market acceptance among physicians and patients. We expect to derive a substantial portion of sales from the sale of our consumable bioTip products, which represent higher margin products within our product portfolio. As a result, any failure of this product to achieve meaningful market acceptance will harm our business, sales, profitability and future prospects.

We depend on a positive reaction from our Plastic Surgeons and their patients, and on an adequate supply of our products, to successfully establish our market position and achieve profitability.

Our Breast Products segment has historically accounted for a substantial portion of our net sales and we expect our Breast Products to continue to be an increasingly significant portion of our net sales.

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

Our efforts to promote our products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices of effective communication of risk information, benefits or claims, under the oversight of the FDA, the Federal Telecommunications Commission, or FTC, or both.

Contracting with any third-party manufacturer and supplier involves inherent risks and various factors outside our direct control that may adversely affect the manufacturing and supply of our products.

Our reliance on any third-party manufacturer, including NuSil, which supplies our silicone materials, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM scar management products, SiMatrix, a Vesta subsidiary that supplies our tissue expanders, Healthcare Technology International which supplies bioTips for our miraDry System or any other third-party manufacturer we procure and qualify for the manufacture of our Breast Products or miraDry Products involves a number of risks. Changes that our manufacturers may make outside the purview of our direct control, or other mistakes and mishandling of our products, can have an impact on our processes and quality, as well as the successful delivery of our products.  Additionally, if any third-party manufacturer becomes unable or unwilling to supply our products, we may not be able to find an alternate supplier in a timely manner. For example, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Our existing manufacturing contracts will also expire, and there can be no assurance that our contracting counterparties will agree to continue to manufacture and supply our products or they may impose increased pricing terms if the contract is renegotiated or renewed.

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

Our industry is intensely competitive and subject to rapid change from the introduction of new products, technologies and other activities of industry participants.  For example, our Breast Products competitors, Mentor, a wholly owned subsidiary of Johnson & Johnson, and Allergan, a wholly owned subsidiary of Abbvie, Inc., are well-capitalized global pharmaceutical companies that have been the market leaders for many years and have the majority share of the breast implant market in the United States.  These competitors also enjoy several competitive advantages over us, including:

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

The long-term safety of our Breast Products has not fully been established and our breast implants are currently under study in our Pre Market Approval, or PMA, post-approval studies, which could reveal unanticipated complications.

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

We cannot predict future changes that may occur to the regulatory landscape regarding our products based on this Panel Meeting and subsequent developments regarding long-term data.  For example, FDA issued final guidance in September 2020 informed by the Panel’s recommendations to require a boxed warning and a standardized patient decision checklist as part of the informed consent process, along with other recommendations to update and provide additional labeling information.

Among the long-term health risks of breast implants which are being studied and followed, health regulators believe there is an association between breast implants and a rare form of lymphoma called Breast Implant Associated Anaplastic Large-Cell Lymphoma, or BIA-ALCL.

In January 2011, the FDA issued a Safety Communication indicating that there was a possible association between saline and silicone gel breast implants and anaplastic large-cell lymphoma, or BIA-ALCL. Since our FDA approval in 2012, Sientra’s breast-implant product labeling, which is approved by the FDA, has been required to contain a description of BIA-ALCL as a possible outcome. Since its report in January 2011, the FDA has continued to gather information about BIA-ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, ASPS, the Aesthetic Society, ISAPS, and other organizations.

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

On March 25-26, 2019, the FDA convened a meeting of the General and Plastic Surgery Devices Panel which covered a range of topics concerning the benefit-risk profile of breast implants, including BIA-ALCL. On September 29, 2020, the FDA issued final guidance providing recommendations to breast implant manufacturers regarding the content and format of revised labeling information for saline and silicone gel-filled breast implants.  The recommendations included a recommendation for a boxed warning that, among other things, states: “Breast implants have been associated with the risk of developing BIA-ALCL and may be associated with systemic symptoms.”

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

If we are unable to train customers on the safe and appropriate use of our products, we may be unable to achieve our expected growth.

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

There have been various efforts to repeal or materially modify various aspects of the Affordable Care Act, or ACA. The results and effects of such ongoing efforts have varied after facing judicial and Congressional challenges, but could affect our business operations and prospects in unknown ways, and it is unclear how ACA and other laws ultimately will be implemented.

On December 15, 2019, a federal district court in Texas struck down the ACA in its entirety, finding that the Tax Cuts and Jobs Act of 2017, or the TCJA, rendered the individual mandate unconstitutional. On December 14, 2018, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017; on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in this matter (formerly Texas v. Azar, now California v. Texas).  On December 18, 2019, the Fifth Circuit ruled that the ACA's individual mandate is unconstitutional given that the TCJA eliminated the tax penalty associated with the individual mandate. In concluding that the individual mandate is unconstitutional, the question remains whether, or how much of, the rest of the ACA is severable from that constitutional defect. The Fifth Circuit further remanded the case to the U.S. District Court for the Northern District of Texas to further analyze whether the other provisions of the ACA are severable as they currently exist under the law. It is unclear how the eventual decision from this appeal, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and Following appeal of the Fifth Circuit’s decision, the Supreme Court heard oral arguments in California v. Texas on November 2, 2020.

It is unclear how the eventual decisions from the Supreme Court and the various other courts across the country to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business, particularly entering an election year. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. Such legislation and regulation of healthcare costs may, however, result in decreased lower reimbursements by governmental and private payors to our customers, which may adversely affect our business, financial condition and results of operations. Financial arrangements and incentives that may impact healthcare decision-making continue to be a subject of attention for Congress and health regulators, with examples in recent years including efforts to impose additional oversight on certain types of facilities even when only commercial or cash-pay services are involved.

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

As a supplier of medical devices, we are and may be subject to product liability or warranty claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our Breast Products. For example, on October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against us and Silimed Industria de Implantes Ltda. (our former contract manufacturer). The lawsuit alleges that our textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that we are liable to the Plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium.   On September 20, 2020, a lawsuit was filed against the Company in the Eastern District of Tennessee alleging that our textured breast implants caused certain of the plaintiffs to develop BIA-ALCL, and that we are liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. We intend to vigorously defend ourselves in these lawsuits. Given the recent publicity surrounding BIA-ALCL and the FDA guidance for a “boxed warning” on labeling materials for breast implants, we may face additional litigation and negative publicity surrounding our breast implants in the future. An increase in product liability claims and the related negative publicity could significantly harm our business, sales, financial condition and results of operations.

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

We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that insurance will be available or adequate to protect against all claims. Our insurance policies are subject to annual renewal and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, or could be subject to exclusions or limitations, which may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase as a result of warranty or product liability claims or other litigation, then our business, financial condition and operating results may be adversely affected.

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

Our corporate headquarters and certain other facilities are located in Santa Barbara, California, which in the past has experienced both severe earthquakes, wildfires, tornados, and mudslides. Earthquakes, wildfires, other natural disasters, or public health crises (such as the COVID-19 outbreak) could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or manufacturing facilities, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.  The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event.  We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, of approximately $445 million available to reduce future taxable income, which begin expiring in 2027, if not utilized to offset taxable income.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  In addition, the deduction for NOLs generated after 2017 is limited to 80% of our taxable income. As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our consolidated balance sheet. Our deferred tax assets for net operating loss carryforwards have been offset by a full valuation allowance in our financial statements.

If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.

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

We could be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. On December 22, 2017, then President Trump signed into law the Tax Cuts and Jobs Act, which provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. This change to the U.S. tax system, as well as a change to the tax system in a jurisdiction where we have significant operations, or a change in tax law in other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations.

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

Fluctuations in insurance cost and availability of insurance coverage could adversely affect our profitability or our risk management profile.

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

In the United States, our silicone gel breast implants are marketed pursuant to a PMA order issued by the FDA in March 2012, and our tissue expanders are marketed pursuant to premarket clearance under Section 510(k) of the FDCA.  If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline.  The FDA may demand that we obtain a PMA prior to marketing certain of our future products.  In addition, if the FDA disagrees with our determination that a product we market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product.  Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authority. The FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation or reliability of the study data. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-marketing studies.  For example, we are required to continue to study and report clinical results to the FDA on our silicone gel breast implants. We completed and submitted the Final Report to FDA for our 10-year pivotal study in March 2018. Clinical data is ongoing for our second or “new enrollment” post-approval study. Failure to conduct required studies in a timely manner or otherwise in accordance with requirements imposed by the FDA could result in the revocation of the PMA approval or 510(k) clearance for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

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

If we or if our third-party manufacturers fail to comply with the Food and Drug Administration’s, FDA’s, good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

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

Our ability to market the miraDry System is limited to the treatment of sweat, odor and hair in the underarm in the United States and sweat in the underarm only internationally, and if we want to expand our marketing claims, we will need to obtain additional regulatory clearances or approvals, which may not be granted.

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

Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA, or that is otherwise inconsistent with the FDA-required labeling. Use of a device outside the limits of its FDA-required labeling is generally referred to as “off-label” use. Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine.  However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results.  It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  In that event, our reputation could be damaged and adoption of the products could be impaired.  Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion.  It is also possible that other federal, state or foreign enforcement authorities might take action, such as federal prosecution under the federal civil False Claims Act, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

Court decisions in the past several years have impacted the FDA’s assessment of whether to impose enforcement actions against manufacturers regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure.  Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the Department of Justice has consistently asserted in False Claims Act briefings that “speech that serves as a conduit for violations of the law is not constitutionally protected.” In addition, the off-label use of our products may increase the risk of product liability claims.  Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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

As a device manufacturer, even though we do not control referrals or bill directly to Medicare, Medicaid or other third-party payors, we are subject to healthcare fraud and abuse regulation and enforcement by the federal government and the states in which we conduct our business, as well as other healthcare laws and regulations.  The healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, or AKS, which applies to our business activities, including our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or in return for the purchase or recommendation of any good, facility, item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to violate it in order to commit a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal AKS is violated.  In addition, following passage of the PPACA violations of the federal AKS became per se violations of the False Claims Act. The potential safe harbors available, for example, relative to the AKS, are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result;

•

The compliance and enforcement landscape, and related risk, is further informed by government precedent, Advisory Opinions, and Special Fraud Alerts. For example, on November 16, 2020 the OIG published a Special Fraud Alert addressing manufacturer speaker programs signaling that such programs will be subject to an even higher degree of government scrutiny for potential AKS compliance concerns. Our approach to compliance may evolve over time in light of these types of developments;

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

•

the federal Physician Payments Sunshine Act, enacted under the PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to make annual reports to the Centers for Medicare & Medicaid Services, or CMS, regarding any “transfers of value” provided to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. We are required to report detailed payment data and submit legal attestation to the accuracy of such data by March 31st of each calendar year. Beginning January 1, 2021, payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners will also need to be tracked in order to meet reporting requirements going into effect in 2022. State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be provided to healthcare providers and entities; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and entities or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

U.S. federal and state privacy and data security laws and regulations regulate how we and our partners collect, use and share certain information. In addition to HIPAA, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The California Attorney General has issued clarifying regulations and initiating enforcement activity. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply. The CCPA has prompted a wave of proposals for new federal and state privacy legislation, some of which may be more stringent than the CCPA, that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

For as long as we remain a smaller reporting company with less than $100 million in annual revenues, we are exempt from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting. If our internal control over financial reporting or our related disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

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

We have designed and implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

We cannot assure you that any measures we may take in the future will be sufficient to avoid potential future material weaknesses. If we are unable to successfully remediate any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Information regarding our equity securities is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 10.”

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters located in Santa Barbara, California is approximately 20,000 square feet and expires in February 2025. We lease several warehouse spaces to support our manufacturing and distribution efforts including two warehouse spaces in Goleta, California, which are approximately 10,000 and 6,000 square feet, respectively, a manufacturing space in Franklin, Wisconsin, which is approximately 24,000 square feet, and a warehouse space in Franklin, Wisconsin, which is approximately 27,000 square feet. These leases expire in January 2022, March 2021, November 2027, and November 2027, respectively. We also lease a space used for research and development in Carpinteria, California, which is approximately 5,000 square feet and expires in December 2021. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

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

Holders of Record

As of March 5, 2021 there were approximately 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There were no repurchases of shares of common stock made during the year ended December 31, 2020.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K.

We derived the financial data for the years ended December 31, 2020, 2019, and 2018 and as of December 31, 2020 and 2019 from our financial statements, which are included elsewhere in this Annual Report on Form 10‑K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016, were derived from the audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of operations data
Net sales	$71,241	$83,699	$68,126	$36,542	$20,734
Gross profit	38,939	50,687	41,304	22,371	13,854
Net loss	(89,947)	(106,818)	(82,627)	(64,028)	(40,166)
Net loss per share
Basic and diluted	$(1.79)	$(2.63)	$(3.25)	$(3.34)	$(2.20)
Weighted average shares
Basic and diluted	50,233,175	40,654,272	25,402,241	19,159,057	18,233,177

	As of December 31,
	2020	2019	2018	2017	2016
Balance sheet data
Working capital	$58,612	$86,787	$71,982	$5,218	$72,484
Total assets	168,978	204,404	168,359	92,213	114,283
Long-term debt, excluding current position	60,500	38,248	27,883	—	—
Total stockholders' equity (deficit)	(557)	81,882	66,878	27,623	83,617

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

Overview

We are a medical aesthetics company uniquely centered on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board-certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants in the US. for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. In 2020, we also began to sell our breast implants in Japan through a distributor partner. We sell our breast tissue expanders for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties.

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

As a result of the miraDry acquisition, we determined that we will conduct our business in two operating segments: Breast Products and miraDry. The Breast Products segment focuses on sales of our breast implants, tissue expanders and scar management products. The miraDry segment focuses on sales of bioTips.

We sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of December 31, 2020, consisted of 67 employees, including 8 sales managers. Additionally, we also sell our miraDry products in several international markets where we leverage distributor relationships supported by 6 sales representatives.

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

As an aesthetics company, surgical procedures involving our breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues during the second quarter of 2020 and continued to harm our revenues during the third and fourth quarter of 2020. While some states have lifted certain restrictions on non-emergency procedures, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place.

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

Change in miraDry business strategy

In April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive bioTip utilization to our existing installed base. We expect that the net sales we generate from our bioTips will account for substantially all of our miraDry segment’s net sales for the next several years. On December 31, 2020, we eliminated our separate miraDry U.S. salesforce and transitioned miraDry sales responsibility into the Breast Products ENHANCE Practice Development team.

Restructuring

On November 6, 2019, we approved an organizational efficiency initiative, or the Plan, designed to reduce spending and simplify operations. Under the Plan, we implemented numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. and consolidating a number of business support services via a shared services organization at our Santa Barbara headquarters. As of December 31, 2020, we have completed the Plan, incurred cumulative restructuring charges to date, and do not anticipate incurring restructuring charges in connection with this Plan in future periods.

Under the Plan, we reduced our workforce by terminating approximately 60 employees. As a result, we incurred total charges of $2.3 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, we incurred $0.5 million related to duplicate operating costs and other associated costs. In total, the Plan incurred charges of $2.8 million, excluding non-cash charges.

The following table details the amount of the liabilities related to the Plan included in "Accrued and other current liabilities" in the consolidated balance sheet as of December 31, 2020 (amounts in thousands):

	Severance costs	Other associated costs	Duplicate operating costs
Balance at December 31, 2019	$894	$—	$—
Costs charged to expense	1,380	208	174
Costs paid or otherwise settled	(2,274)	(208)	(174)
Balance at December 31, 2020	$—	$—	$—

The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the consolidated statements of operations for the year ended December 31, 2020 (amounts in thousands):

	Year Ended	Year Ended	Cumulative Restructuring
	December 31, 2019	December 31, 2020	Charges
Breast Products	$499	$390	$889
miraDry	584	1,372	1,956
Total	$1,083	$1,762	$2,845

We realized cost savings of approximately $10.0 million in 2020, which were all realized within operating expenses as a result from the reduction of headcount through a shared services organization. Due to the change in the miraDry business strategy announced in April 2020, we do not expect to realize any further cost savings in 2021 under the Plan.

Breast Products Segment

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 350 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective procedures that are generally performed on a cash‑pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including High‑Strength Cohesive silicone gel and shell microtexturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the silicone shell and High‑Strength Cohesive silicone gel used in our implants. The microtexturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture.

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

On August 9, 2016, we announced our collaboration with Vesta Intermediate Funding, Inc., or Vesta, a Lubrizol Lifesciences company, pursuant to which we worked with Vesta to establish a dedicated manufacturing facility for our breast implants. On March 14, 2017, we announced that we had executed a definitive manufacturing agreement with Vesta for the manufacture and supply of our breast implants and that we had submitted a site-change pre-market approval, or PMA, supplement to the FDA for the manufacturing of our PMA-approved breast implants by Vesta.  Vesta began manufacturing our breast products in October 2017 in order to build our inventory pending FDA approval of the PMA supplement. On January 30, 2018, we announced that the FDA granted approval of the PMA supplement for our contract manufacturer, Vesta, to manufacture our silicone gel breast implants.  In support of the move to the Vesta manufacturing facility, we also implemented new manufacturing process improvements which, in consultation with the FDA, required three (3) additional submissions.  These submissions were approved by the FDA on January 10, 2018, January 19, 2018 and April 17, 2018. Further, on November 7, 2019, we entered into an Asset Purchase Agreement with Vesta pursuant to which we purchased certain assets and obtained a non-exclusive, royalty-free, perpetual, irrevocable, assignable, sublicensable, and worldwide license to certain intellectual property owned by Vesta, or the Vesta Acquisition. With this acquisition, we obtained full control of the Class 3 breast implant manufacturing operation previously owned and operated by Vesta, which we believe allows us to gain access to implement manufacturing efficiencies and improve our demand planning to ultimately reduce our manufacturing costs in the future.

In addition, we offer BIOCORNEUM, an advanced silicone scar treatment, directly to physicians and the AlloX2, and Dermaspan lines of breast tissue expanders, as well as the Softspan line of general tissue expanders.

We sell our breast implants for augmentation procedures exclusively to Plastic Surgeons, who are thought leaders in the medical aesthetics industry. Our tissue expanders which are used in breast reconstruction procedures are predominantly sold to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings and a twenty year limited warranty that provides patients with cash reimbursement for certain out of pocket costs related to revision surgeries in a covered event, a lifetime no charge implant replacement program for covered ruptures, and the industry’s first policy of no charge replacement implants to patients who experience covered capsular contracture, double capsule and late-forming seroma events within twenty years of the initial implant procedure.

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

The miraDry System provides patients with a non-surgical and durable procedure to selectively destroy underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat.  The miraDry System is clinically proven to reduce sweat in one or more procedures of approximately 60-minutes, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with alternative treatment options. The sweat glands in the treated area are destroyed through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve their desired results.

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

Change in miraDry business strategy

In April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive bioTip utilization to our existing installed base. We expect that the net sales we generate from our bioTips will account for substantially all of the miraDry segment’s net sales for the next several years. On December 31, 2020, we eliminated our separate miraDry U.S. sales force and transitioned miraDry sales responsibility into the Breast Products ENHANCE Practice Development team.

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

Our miraDry segment net sales include sales of the miraDry System and consumable bioTips along with service warranties. We recognize revenue on miraDry Systems and bioTips on delivery to the customer. We defer the value of our service warranty and recognize it over the term of the service warranty contract.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation, consumer marketing, and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program for the Breast Products segment and no-charge product evaluation units for the Breast Products segment, as well as educational and promotional activities. We expect our sales and marketing expenses related to our Breast Products segment to fluctuate in future periods as a result of headcount and timing of our marketing programs. We expect our sales and marketing expense related to our miraDry segment to decrease as we have implemented the organizational efficiency initiative and as a result of the change in the miraDry business strategy.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, and administrative functions. Other G&A expenses include contingent consideration fair market value adjustments, bad debt expense, outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses.

We expect future G&A expenses to decrease as we have implemented the organizational efficiency initiative, but we also expect to continue to incur G&A expenses in connection with operating as a public company.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of the embedded derivative liability and common stock warrants and amortization of issuance costs associated with our Credit Agreements.

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the year ended December 31, 2020. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We generate revenue primarily through the sale and delivery of promised goods or services to customers. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Typical payment terms are 30 days for Breast Products and direct sales of consumable miraDry products, and tend to be longer for capital sales of miraDry Systems and sales to miraDry distributors, but do not extend beyond one year.

Our revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, miraDry Systems and bioTips, along with service-type warranties. Other deliverables are sometimes promised, but are ancillary and insignificant in the context of the contract as a whole. We allocate revenue to each performance obligation based on its relative standalone selling price. We determine standalone selling prices based on observable prices for all performance obligations with the exception of the service-type warranty under the Platinum20 Limited Warranty Program, or Platinum20.

We introduced Platinum20 in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. Platinum20 has an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale. The service warranty component is considered an additional performance obligation and revenue is deferred at the time of sale using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of December 31, 2020 were as follows (in thousands):

Year Ended December 31,
2020
Balance as of December 31, 2019	$1,596
Additions and adjustments	2,137
Revenue recognized	(1,115)
Balance as of December 31, 2020	$2,618

Revenue for service warranties are recognized ratably over the term of the agreements. Specifically for Platinum20, the performance obligation is satisfied at the time that the benefits are provided and are expected to be satisfied over the following 3 to 24 month period for financial assistance and 20 years for product replacement.

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

Sales Return Liability

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, we allow for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. A sales return liability is established based on estimated sales returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The following table provides a rollforward of the sales return liability (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$8,116	$6,048
Addition to reserve for sales activity	118,508	105,496
Actual returns	(117,407)	(104,148)
Change in estimate of sales returns	(25)	720
Ending balance	$9,192	$8,116

Practical Expedients and Policy Election

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

We have elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge for the Breast Products segment. The associated costs were $2.9 million, $1.9 million and $1.3 million for the years ended  December 31, 2020, 2019 and 2018, respectively. These costs are viewed as part of our marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the consolidated statement of operations. The associated costs were $0.3 million, $0.7 million, and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

After performing the impairment test as of June 30, 2019 the Company determined that the carrying value of its miraDry reporting unit exceeded its estimated fair value using the income approach, as described above, by an amount that indicated a full impairment of the carrying value of goodwill. Consequently, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the second quarter ended June 30, 2019, which is reflected in the consolidated statement of operations for the year ended December 31, 2019.

In the current year, we performed a qualitative analysis for the remaining Breast Products reporting unit on the annual goodwill impairment test on October 1, 2020. We determined the fair value of the reporting unit was more likely than not greater than its carrying value and did not record any goodwill impairment charges.

Warranty Reserve

We offer a product replacement and limited warranty program for our silicone gel breast implants, and a product warranty for the our miraDry Systems and consumable bioTips, which we consider to be assurance-type warranties. For silicone get breast implant surgeries occurring prior to May 1, 2018, we provide lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. We introduced our Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone get breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. We consider Platinum20 to have a service warranty component and an assurance warranty component. The service warranty component as an additional performance obligation and defer revenue at the time of sale based on the relative estimated selling price as detailed under Revenue Recognition above. The assurance component is recorded as a warranty liability at the time of sale and is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.  Under the miraDry warranty, we provide a standard product warranty for the miraDry System and bioTips. As of December 31, 2020 and 2019, we held total warranty liabilities of $2.0 million and $1.6 million, respectively.

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

We recorded total non‑cash stock‑based compensation expense of $8.3 million, $12.5 million and $13.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had unrecognized compensation costs related to unvested stock options of $2.1 million. As of December 31, 2020, we had total unrecognized compensation costs of $11.5 million related to unvested restricted stock units, or RSUs. These costs are expected to be recognized over a weighted average period of 1.88 years.

The following table represents stock-based compensation expense included in cost of goods sold and operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Cost of Goods Sold	$172	$416	$—
Operating Expenses
Sales and marketing	3,359	4,842	4,878
Research and development	989	1,367	1,710
General and administrative	3,824	5,853	7,236
Total	$8,344	$12,478	$13,824

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

We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. We will finalize these amounts as we obtain the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in adjustments to the provisional amounts recognized at the acquisition dates. We finalize these amounts no later than one year from the respective acquisition dates.

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

Recent Accounting Pronouncements

Please refer to Note 1 in the notes to our financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
	(In thousands)
Statement of operations data
Net sales	$71,241	$83,699
Cost of goods sold	32,302	33,012
Gross profit	38,939	50,687
Operating expenses
Sales and marketing	52,553	80,189
Research and development	10,311	13,537
General and administrative	38,191	46,771
Restructuring	1,762	1,083
Impairment	6,432	12,674
Total operating expenses	109,249	154,254
Loss from operations	(70,310)	(103,567)
Other income (expense), net
Interest income	206	1,406
Interest expense	(9,451)	(4,568)
Change in fair value of derivative liability	(10,470)	—
Other income (expense), net	111	(55)
Total other income (expense), net	(19,604)	(3,217)
Loss before income taxes	(89,914)	(106,784)
Income tax	33	34
Net loss	$(89,947)	$(106,818)

Net Sales

Net sales decreased $12.5 million, or 14.9%, to $71.2 million for the year ended December 31, 2020, as compared to $83.7 million for the year ended December 31, 2019. Net sales of our Breast Products segment increased $8.6 million to $55.0 million for the year ended December 31, 2020, as compared to $46.4 million for the year ended December 31, 2019. The increase was driven primarily by an increase in the volume of sales of gel implants. Net sales of our miraDry segment decreased $21.1 million to $16.2 million for the year ended December 31, 2020, as compared to $37.3 million for the year ended December 31, 2019, driven primarily by an overall decrease in the volume of sales of miraDry systems and consumable bioTips due to the effects of the COVID-19 pandemic and the change in miraDry business strategy.

As of December 31, 2020, our sales organization included 67 U.S. employees, as compared to 103 employees, including 93 U.S. employees and 10 international employees as of December 31, 2019. The reduction in the number of sales employees is due to the effects of the COVID-19 pandemic and the change in miraDry business strategy.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $0.7 million, or 2.2%, to $32.3 million for the year ended December 31, 2020, as compared to $33.0 million for the year ended December 31, 2019. The decrease was primarily due to a decrease in sales in the miraDry segment, offset by an increase in sales volume and unit costs of breast implants in the Breast Products segment.

The gross margins for the years ended December 31, 2020 and 2019 were 54.7% and 60.6%, respectively. The decrease was due to increased unit cost of gel implants in the Breast Products segment following the Vesta Acquisition.

Sales and Marketing Expenses

Sales and marketing expenses decreased $27.6 million, or 34.5%, to $52.6 million for the year ended December 31, 2020, as compared to $80.2 million for the year ended December 31, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses, and a reduction in consulting fees and marketing events and initiatives associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

Research and Development Expenses

Research and development expenses decreased $3.2 million, or 23.8%, to $10.3 million for the year ended December 31, 2020, as compared to $13.5 million for the year ended December 31, 2019. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19, coupled with decreases in costs related to clinical and regulatory activities.

General and Administrative Expenses

G&A expenses decreased $8.6 million, or 18.3%, to $38.2 million for the year ended December 31, 2020, as compared to $46.8 million for the year ended December 31, 2019. The decrease is primarily related to decreases in consulting expenses, employee payroll and incentive compensation related expenses, legal expenses associated with the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19. In addition, there were decreases in intangibles amortization expense, fair value adjustments, and acquisition costs, offset by increases in expenses related to severance, bad debt, and insurance.

Restructuring Expenses

Restructuring expenses increased $0.7 million, or 62.7% to $1.8 million for the year ended December 31, 2020. The increase was due to an increase in severance expenses of employees affected by the organizational efficiency initiative.

Impairment

Impairment expenses were $6.4 million for the year ended December 31, 2020, which consisted of the impairment of the remaining miraDry intangible assets. Impairment expenses were $12.7 million for the year ended December 31, 2019, which consisted of impairment of goodwill for the miraDry reporting unit and partial impairment of miraDry intangible assets.

Other Income (Expense), net

Other income (expense), net for the year ended December 31, 2020 increased as compared to the year ended December 31, 2019 primarily due to the increase in the fair value of the derivative liability, interest expense and amortization of debt issuance costs and debt discounts associated with our Credit Agreements and Convertible Note.

Income Tax (Benefit) Expense

Income tax expense for the year ended December 31, 2020 was $33,000 as compared to income tax expense of $34,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to decrease with the change in the miraDry business strategy, but we will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans and convertible note, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings.

Debt financing

On July 25, 2017, we entered into the Existing Credit Agreements with Midcap. On July 1, 2019, we entered into certain credit agreements with Midcap Financial Trust pursuant to which we repaid our existing indebtedness under our Existing Credit Agreements and the outstanding commitment fee was cancelled. Further, on May 11, 2020 and February 5, 2021, we amended certain credit agreements with Midcap Financial Trust.

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

Due to the continued uncertainty relating to the COVID-19 pandemic, our revenues may continue to be adversely impacted. If we are unable to achieve certain revenue targets, we may breach certain financial covenants set forth in our Credit Agreement with MidCap Financial Trust. If we breach these covenants, MidCap will have the right to accelerate repayment of the outstanding amounts. In addition, a breach of a financial covenant in the Credit Agreement would result in a cross default under our convertible note with Deerfield, which would allow Deerfield to accelerate repayment of the amounts owed, subject to certain restrictions. In the event that either MidCap or Deerfield accelerates the repayment of our indebtedness, there can be no assurance that we will have sufficient cash on hand to satisfy such obligations and our business operations may be materially harmed.

See Note 7 to the consolidated financial statements for a full description of our long-term debt, revolving line of credit, convertible note, and PPP loan.

Equity financing

In February 2018, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may sell, from time to time, through Stifel, shares of common stock having an aggregate gross offering price of up to $50.0 million. As of December 31, 2020, we have sold 37,000 shares of common stock pursuant to the sales agreement.

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

As of December 31, 2020, we had $55.0 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM, Vesta, and the tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(60,127)	$(87,033)
Investing activities	(4,037)	(22,014)
Financing activities	31,523	109,756
Net change in cash, cash equivalents and restricted cash	$(32,641)	$709

Cash used in operating activities

Net cash used in operating activities was $60.1 million and $87.0 million during the years ended December 31, 2020 and 2019, respectively. The $26.9 million decrease in cash used in operating activities was primarily associated with a $16.9 million decrease in net loss, increases in fair value adjustments to the derivative liability, the provision for doubtful accounts and amortization of debt discount and issuance costs, along with a slight increase in the change to working capital, offset by decreases in impairment and stock-based compensation.

Cash used in investing activities

Net cash used in investing activities was $4.0 million and $22.0 million during the years ended December 31, 2020 and 2019, respectively. The decrease in cash used in investing activities was due to cash paid for the Vesta Acquisition in 2019 that did not reoccur in 2020.

Cash provided by financing activities

Net cash provided by financing activities was $31.5 million and $109.8 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash provided by financing activities of $78.3 million was primarily the result of a decrease in the proceeds from issuance of common stock, repayments of the term loan, and decrease in borrowings under the revolving loan, offset by an increase in proceeds from the issuance of the convertible note and the PPP loan.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the ability of our implant manufacturing facility in Franklin, Wisconsin to meet capacity to meet customer requirements and maintain unit costs that will drive gross margin;
•	the ability of our third-party tissue expander manufacturing facility operated by SiMatrix to meet capacity to meet customer requirements;
•	net sales generated by our Breast Products and miraDry segments, and any other future products that we may develop and commercialize;
•	the scope and duration of the COVID-19 pandemic and its effect on our operations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements, including compliance with Sarbanes-Oxley;
•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs; and
•	investment in inventory required to meet customer demands.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2020, we had $55.0 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or the COSO 2013 Framework. Based on this assessment, management concluded that as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Remediation of Previous Material Weakness

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2019, we previously identified a material weakness in our internal control over financial reporting related to goodwill and intangible asset impairment, including the underlying financial data, calculations and assumptions supporting the forecasted financial information utilized to measure the fair value of the reporting unit, intangible assets, and the associated impairment charges.

During 2020, management implemented new internal controls relating to communicating expectations over performance of controls, monitoring for compliance with those expectations, and holding individuals accountable for their roles related to internal control over financial reporting. As a result, management determined that the material weakness identified as of December 31, 2019 has been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness described herein, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15.  Exhibits, Financial Statements and Schedule

(a)(1)	Financial Statements.

The response to this portion of Item 15 is appended to this report beginning on page F‑1 below.

(a)(2)	Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3)	Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

2.1	Agreement and Plan of Merger, dated as of June 11, 2017, by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 12, 2017

2.2	Amendment No.1 to Agreement and Plan of Merger, dated as of June 25, 2017 by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 26, 2017

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	October 20, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	3.4	October 20, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	4.1	October 20, 2014

4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	4.11	October 20, 2014

4.3	Description of the Company’s securities				X

4.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	4.5	September 19, 2014

4.5	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 1, 2013.	S-1	4.6	September 19, 2014

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

4.6	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	4.7	September 19, 2014

4.7	Warrant to Purchase Stock issued to Oxford Finance LLC, dated December 13, 2013.	S-1	4.8	September 19, 2014

4.8	Form of Convertible Note.	8-K	4.1	March 12, 2020

10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	10.1	September 19, 2014

10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	10.2	September 19, 2014

10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	10.3	October 20, 2014

10.4#	2014 Non-Employee Director Compensation Policy.	S-1	10.4	September 19, 2014

10.5#	2014 Employee Stock Purchase Plan.	S-1/A	10.5	October 20, 2014

10.6	Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	10.6	September 19, 2014

10.7#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	10.20	March 10, 2016
10.8#	Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated August 4, 2017.	10-Q	10.3	August 9, 2017
10.9	Assignment and License Agreement, dated December 31, 2008, by and between Miramar Labs, Inc. and The Foundry, Inc.	S-1	10.8	October 14, 2016
10.10	Assignment and License Clarification Letter, dated June 10, 2010, by and between Miramar Labs, Inc. and The Foundry, LLC.	S-1	10.9	October 14, 2016
10.11	Asset Purchase Agreement, dated January 18, 2008, by and between Miramar Labs, Inc. and Jan Wallace.	S-1	10.10	October 14, 2016
10.12	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	10.15	October 14, 2016

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

10.13+	Supply Agreement dated, November 13, 2014, by and between Miramar Labs, Inc. and Broadband Wireless, LLC.	S-1	10.23	October 14, 2016
10.14+	Contract Manufacturing Service Agreement dated, November 6, 2012, by and between Miramar Labs, Inc. and Healthcare Technology International Limited.	S-1	10.24	October 14, 2016

10.15#	Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018.	10-K	10.32	March 13, 2018

10.16#	Employment Agreement, effective August 8, 2018, by and between Sientra, Inc. and Paul Little.	10-Q	10.3	August 7, 2018

10.17#	First Amendment to Second Amended and Restated Consulting Agreement, effective August 6, 2018, by and between Sientra, Inc. and Keith J. Sullivan.	10-Q	10.5	August 7, 2018

10.18	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21c of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order dated September 19, 2018.	8-K	10.1	September 20, 2018

10.19	First Amendment to the Lease, effective October 9, 2018, by and between miraDry, Inc. and IPX Walsh Bowers Investors, L.P.	10-Q	10.5	November 6, 2018

10.20#	Third Amendment to Employment Agreement, dated March 12, 2019, by and between Sientra, Inc. and Jeffrey M. Nugent.	10-K	10.35	March 14, 2019

10.21#	Second Amendment to Second Amended and Restated Consulting Agreement, effective March 12, 2019, by and between Sientra, Inc. and Keith J. Sullivan.	10-K	10.36	March 14, 2019

10.22#	Strategic Advisory Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc., and Philippe A. Schaison.	10-K	10.37	March 14, 2019

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

10.23	Amended and Restated Credit and Security Agreement (Term Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-Q	10.2	August 9, 2019

10.24	Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-Q	10.3	August 9, 2019

10.25+	Asset Purchase Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.1	November 7, 2019

10.26+	Lease, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.2	November 7, 2019

10.27+	Amended and Restated Manufacturing and Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	10-Q	10.2	November 7, 2019

10.28+	Master Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and NuSil Technology LLC.	10-Q	10.3	November 7, 2019

10.29+	Limited Consent and First Amendment to Amended and Restated Credit and Security Agreement (Term Loan), dated November 7, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-K	10.38	March 16, 2020

10.30+	Limited Consent and First Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated November 7, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-K	10.39	March 16, 2020

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

10.31	Facility Agreement, dated as of March 11, 2020, by and among Sientra, Inc., certain of Sientra, Inc.’s subsidiaries party thereto as guarantors and Deerfield Partners, L.P.	10-K	10.40	March 16, 2020

10.32	Guaranty, dated as of March 11, 2020, by and among MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc.	8-K	10.2	March 12, 2020

10.33	Registration Rights Agreement, dated as of March 11, 2020, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.3	March 12, 2020

10.34	Amendment to Facility Agreement, dated April 24, 2020, by and among Sientra, Inc., each of the other loan parties thereto and Deerfield Partners, L.P.	10-Q	10.4	May 11, 2020

10.35	Letter Agreement, dated April 20, 2020, by and among Sientra, Inc., certain of its subsidiaries, MidCap Financial Trust and MidCap Funding IV Trust.	10-Q	10.5	May 11, 2020

10.36+	Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust.	10-Q	10.6	May 11, 2020

10.37+	Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust.	10-Q	10.7	May 11, 2020

10.38#	Employment Agreement, dated January 1, 2018, by and between Sientra, Inc. and Oliver Bennett.	10-Q	10.5	August 10, 2020

10.39#	Employment Agreement, dated November 9, 2020, by and between the Company and Ronald Menezes.	8-K	10.1	November 12, 2020

10.40#	Separation Agreement, dated November 9, 2020, by and between the Company and Jeffrey M. Nugent.	8-K	10.2	November 12, 2020

10.41#	Employment Agreement, dated November 9, 2020, by and between the Company and Caroline Van Hove.	8-K	10.3	November 12, 2020

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

10.42+	Second Amended and Restated Credit and Security Agreement (Term Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	10.1	February 8, 2021

10.43+	Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	10.2	February 8, 2021

21.1	List of significant subsidiaries of the registrant.				X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.				X

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

X

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
#	Indicates management contract or compensatory plan, contract, or agreement.

Item 16.  Form 10-K Summary

None.

Sientra, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sientra, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sientra, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Sales Return Liability

As discussed in Note 1 to the consolidated financial statements, the Company has recorded a sales return liability of $9.2 million as of December 31, 2020. A sales return liability is established based on estimated sales returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends.

We identified the evaluation of the sales return liability as a critical audit matter. There was a high degree of auditor judgment required to evaluate the effect of changes in recent industry events and trends on historical return rates used to develop the sales return liability. A change in recent industry events and trends could have a significant impact on the sales return liability.

The primary procedures we performed to address this critical audit matter included the following. We reviewed the Company’s historical data as well as external data such as industry reports or other market information to assess their consideration of the effect of changes in recent industry events and trends on their expected sales return rates. We evaluated the accuracy and completeness of the underlying data used in the calculations to estimate the sales return liability. We assessed the Company’s ability to accurately estimate future sales returns, including the effects of recent industry events and trends in prior periods, by comparing historical sales return liabilities to actual sales returns. We also analyzed actual sales returns received after the current year-end but prior to the issuance of the consolidated financial statements to evaluate the sales return liability.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Los Angeles, California
March 11, 2021

Sientra, Inc.

Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$54,967	$87,608
Accounts receivable, net of allowances of $4,464 and $3,835 at December 31, 2020 and December 31, 2019, respectively	23,503	27,548
Inventories, net	48,648	39,612
Prepaid expenses and other current assets	2,154	2,489
Total current assets	129,272	157,257
Property and equipment, net	13,106	12,314
Goodwill	9,202	9,202
Other intangible assets, net	9,387	17,390
Other assets	8,011	8,241
Total assets	$168,978	$204,404
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$4,670	$6,508
Accounts payable	6,504	9,352
Accrued and other current liabilities	32,389	32,551
Customer deposits	17,905	13,943
Sales return liability	9,192	8,116
Total current liabilities	70,660	70,470
Long-term debt	60,500	38,248
Derivative liability	26,570	—
Deferred and contingent consideration	2,350	5,177
Warranty reserve and other long-term liabilities	9,455	8,627
Total liabilities	169,535	122,522
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 50,712,151 and 49,612,907 and outstanding 50,639,424 and 49,540,180 shares at December 31, 2020 and December 31, 2019, respectively	506	495
Additional paid-in capital	558,059	550,562
Treasury stock, at cost (72,727 shares at December 31, 2020 and December 31, 2019)	(260)	(260)
Accumulated deficit	(558,862)	(468,915)
Total stockholders’ equity (deficit)	(557)	81,882
Total liabilities and stockholders’ equity (deficit)	$168,978	$204,404

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$71,241	$83,699	$68,126
Cost of goods sold	32,302	33,012	26,822
Gross profit	38,939	50,687	41,304
Operating expenses:
Sales and marketing	52,553	80,189	67,715
Research and development	10,311	13,537	10,945
General and administrative	38,191	46,771	42,418
Restructuring	1,762	1,083	—
Impairment	6,432	12,674	—
Total operating expenses	109,249	154,254	121,078
Loss from operations	(70,310)	(103,567)	(79,774)
Other income (expense), net:
Interest income	206	1,406	532
Interest expense	(9,451)	(4,568)	(3,428)
Change in fair value of derivative liability	(10,470)	—	—
Other income (expense), net	111	(55)	39
Total other income (expense), net	(19,604)	(3,217)	(2,857)
Loss before income taxes	(89,914)	(106,784)	(82,631)
Income tax	33	34	(4)
Net loss	$(89,947)	$(106,818)	$(82,627)
Basic and diluted net loss per share attributable to common stockholders	$(1.79)	$(2.63)	$(3.25)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	50,233,175	40,654,272	25,402,241

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share and share amounts)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	—	$—	19,474,702	$194	72,727	$(260)	$307,159	$(279,470)	$27,623
Proceeds from follow-on offering, net of costs			8,518,519	85			107,466	—	107,551
Employee stock-based compensation expense	—	—	—	—	—	—	13,824	—	13,824
Stock option exercises	—	—	147,463	1	—	—	1,148	—	1,149
Employee stock purchase program (ESPP)	—	—	145,616	2	—	—	991	—	993
Vested restricted stock	—	—	523,257	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(108,063)	(1)	—	—	(1,634)	—	(1,635)
Net loss	—	—	—	—	—	—	—	(82,627)	(82,627)
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Proceeds from follow-on offering, net of costs			20,000,000	200			107,534	—	107,734
Employee stock-based compensation expense	—	—	—	—	—	—	12,655	—	12,655
Stock option exercises	—	—	51,451	—	—	—	125	—	125
Employee stock purchase program (ESPP)	—	—	175,624	1	—	—	1,215	—	1,216
Vested restricted stock	—	—	944,467	10	—	—	(10)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(260,129)	(2)	—	—	(3,062)	—	(3,064)
Equity contingent consideration			—	—	—	—	3,156	—	3,156
Net loss	—	—	—	—	—	—	—	(106,818)	(106,818)
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Proceeds from follow-on offering, net of costs			37,000	—			263	—	263
Employee stock-based compensation expense	—	—	—	—	—	—	8,171	—	8,171
Stock option exercises	—	—	9,817	—	—	—	29	—	29
Employee stock purchase program (ESPP)	—	—	203,728	2	—	—	834	—	836
Vested restricted stock	—	—	1,150,707	12	—	—	(12)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(302,008)	(3)	—	—	(1,788)	—	(1,791)
Net loss	—	—	—	—	—	—	—	(89,947)	(89,947)
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(89,947)	$(106,818)	$(82,627)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment	6,432	12,674	—
Depreciation and amortization	4,094	3,524	3,321
Provision for doubtful accounts	4,423	2,298	2,043
Provision for warranties	1,271	929	325
Provision for inventory	3,601	2,626	955
Fair value adjustments to derivative liability	10,470	—	—
Fair value adjustments of other liabilities held at fair value	96	969	2,447
Amortization of debt discount and issuance costs	4,347	359	174
Stock-based compensation expense	8,344	12,478	13,824
Payments of contingent consideration liability in excess of acquisition-date fair value	—	(1,968)	(320)
Other non-cash adjustments	375	290	90
Changes in operating assets and liabilities:
Accounts receivable	(378)	(7,320)	(14,094)
Inventories	(12,808)	(10,921)	(4,144)
Prepaid expenses, other current assets and other assets	935	(8,513)	(1,263)
Accounts payable, accrueds, and other liabilities	(6,420)	6,694	17,014
Customer deposits	3,961	4,008	4,513
Sales return liability	1,077	2,068	2,142
Legal settlement payable	—	(410)	(590)
Net cash used in operating activities	(60,127)	(87,033)	(56,190)
Cash flows from investing activities:
Purchase of property and equipment	(4,037)	(4,071)	(855)
Business acquisitions, net of cash and restricted cash acquired	—	(17,943)	—
Net cash used in investing activities	(4,037)	(22,014)	(855)
Cash flows from financing activities:
Proceeds from option exercises and employee stock purchase plan	865	1,341	2,142
Net proceeds from issuance of common stock	263	107,734	107,551
Payments related to tax witholding on vested restricted stock units (RSUs)	(1,791)	(3,064)	(1,635)
Gross borrowings under the Term Loan	—	5,000	10,000
Repayments under the Term Loan	(25,000)	—	—
Gross borrowings under the PPP loan	6,652	—	—
Gross borrowings under the Revolving Loan	—	22,296	12,109
Repayment of the Revolving Loan	(6,508)	(15,788)	(12,109)
Net proceeds from issuance of the Convertible Note	60,000	—	—
Payments of contingent consideration up to acquisition-date fair value	—	(5,766)	(680)
Deferred financing costs	(2,958)	(1,997)	(22)
Net cash provided by financing activities	31,523	109,756	117,356
Net increase (decrease) in cash, cash equivalents and restricted cash	(32,641)	709	60,311
Cash, cash equivalents and restricted cash at:
Beginning of period	87,951	87,242	26,931
End of period	$55,310	$87,951	$87,242

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$54,967	$87,608	$86,899
Restricted cash included in other assets	343	343	343
Total cash, cash equivalents and restricted cash	$55,310	$87,951	$87,242

Supplemental disclosure of cash flow information:
Interest paid	$4,198	$4,089	$3,120
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	413	745	679
Acquisition of business, deferred and contingent consideration obligations at fair value	—	9,063	—
Non-cash deferred consideration settlement	—	—	1,000
Non-cash settlement of assets held for sale in accounts payable	—	—	2,674

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Notes to the Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

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

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. The Company expects its operating expenses will continue to decrease with the change in the miraDry business strategy, but will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans and the convertible note, sales of products since 2012, and the proceeds from the sale of common stock in public offerings. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

Debt financing

On July 25, 2017, the Company entered into the Existing Credit Agreements with Midcap. On July 1, 2019, the Company entered into certain credit agreements with Midcap Financial Trust pursuant to which the Company repaid their existing indebtedness under the Existing Credit Agreements and the outstanding commitment fee was cancelled. Further, on May 11, 2020 and February 5, 2021, the Company amended certain credit agreements with Midcap Financial Trust.

On March 11, 2020, the Company entered into a facility agreement with Deerfield Partners, L.P., issuing $60.0 million in principal amount of 4.0% unsecured and subordinated convertible notes upon the terms and conditions set forth in the facility agreement.

In April 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on the use of proceeds. The PPP Loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum. All or a portion of the PPP Loan may be forgiven upon submission of documentation of expenditures in accordance with certain specified requirements. The Company sought and obtained the PPP Loan due to the immediate and continued impact of the COVID-19 pandemic on revenues and prospects. The PPP Loan has allowed the Company to satisfy payroll obligations without a material reduction in pay for employees or a material headcount reduction, other than the reductions in the previously announced organizational efficiency initiative.

See Note 7 to the consolidated financial statements for a full description of our long-term debt, revolving line of credit, convertible note, and PPP loan.

Equity financing

In February 2018, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which the Company may sell, from time to time, through Stifel, shares of its common stock having an aggregate gross offering price of up to $50.0 million. As of December 31, 2020, the Company has sold 37,000 shares of its common stock pursuant to the sales agreement.

On May 7, 2018, the Company completed an underwritten follow-on public offering in which the Company sold 7,407,408 shares of common stock at $13.50 per share, as well as 1,111,111 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $107.6 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.5 million.

Further, on June 7, 2019, the Company completed an underwritten follow-on public offering of 17,391,305 shares of common stock at $5.75 per share, as well as 2,608,695 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $107.7 million after deducting underwriting discounts and commissions of $6.9 million and offering expenses of approximately $0.4 million.

At December 31, 2020, the Company had cash and cash equivalents of $55.0 million. The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, contingent consideration, and the convertible feature related to the convertible note are discussed in Note 1(f) below. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of December 31, 2020, the carrying value of the long-term debt was not materially different from the fair value. As of December 31, 2020, the carrying value and fair value of the convertible note were as follows (in thousands):

	December 31, 2020
	Carrying Value	Fair Value
Convertible note	$44,436	$37,580

The convertible note is carried on the consolidated balance sheets at amortized cost. The fair value is estimated using a discounted cash flow analysis with a yield derived from a calibrated binomial lattice model as of the convertible note issuance date and adjusted for market movements thereafter. The market for trading of the convertible note is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.
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

(h)    Leases

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
(i)	Goodwill and Other Intangible Assets

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

In the second quarter of 2019, the Company recorded a full impairment of goodwill in the miraDry reporting unit after performing a quantitative analysis. Refer to Note 5(a) for further details.

Indefinite-lived intangible assets

The Company tests indefinite-lived intangible assets for impairment on at least an annual basis and whenever circumstances suggest the assets may be impaired. The Company’s annual test for impairment is performed as of October 1 of each fiscal year. If indicators of impairment are present, the Company evaluates the carrying value of the intangible assets in relation to estimates of future undiscounted cash flows. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life. For the years ended December 31, 2020, 2019, and 2018, the Company did not record any indefinite-lived intangible assets impairment charges.

Finite-lived intangible assets

The intangible assets are amortized to the consolidated statement of operations based on estimated cash flows generated from the intangible asset over its estimated life. Each fiscal year the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstance warrant a revision to the remaining periods of amortization. Judgments about the recoverability of purchased finite‑lived intangible assets are made whenever events or changes in circumstance indicate that impairment may exist. Recoverability of finite‑lived intangible assets is measured by comparison of the carrying amount of the asset group to the future undiscounted cash flows the asset group is expected to generate. If the sum of the future undiscounted cash flows is less than the carrying value, the Company will evaluate whether the fair value of each asset in the asset group exceeds its respective carrying value. If the fair value of any asset in the asset group is determined to be less than its carrying value, then the Company will recognize an impairment loss based on the excess of the carrying amount over the asset’s respective fair value.

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

In the second quarter of 2019, the Company recorded a partial impairment of intangible assets in the miraDry reporting unit after performing a quantitative analysis and subsequently recorded a full impairment in the first quarter of 2020. Refer to Note 5(b) for further details.

(j)	Impairment of Tangible Long‑Lived Assets

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value.

(k)	Business Combinations

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
(l)	Segment Reporting

Reportable segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining howe to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics. Based on the financial information presented to and reviewed by the CODM, the Company has determined that it has two reportable segments: Breast Products and miraDry.
(m)	Revenue Recognition

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Typical payment terms are 30 days for Breast Products and direct sales of consumable miraDry products and tend to be longer for capital sales of miraDry Systems and sales to miraDry distributors, but do not extend beyond one year.

Revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, miraDry Systems and bioTips, along with service-type warranties. Other deliverables are sometimes promised but are ancillary and insignificant in the context of the contract as a whole. Revenue is allocated to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on observable prices for all performance obligations with the exception of the service-type warranty under the Platinum20 Limited Warranty Program, or Platinum20.

The Company introduced Platinum20 in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 1(t)). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of December 31, 2020 were as follows (in thousands):

Year Ended December 31,
2020
Balance as of December 31, 2019	$1,596
Additions and adjustments	2,137
Revenue recognized	(1,115)
Balance as of December 31, 2020	$2,618

Revenue for service warranties are recognized ratably over the term of the agreements. Specifically for Platinum20, the performance obligation is satisfied at the time that the benefits are provided and are expected to be satisfied over the following 3 to 24 month period for financial assistance and 20 years for product replacement.

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

Sales Return Liability

For Breast Products, with the exception of the Company’s BIOCORNEUM scar management products, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. A sales return liability is established based on estimated returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends. The estimated sales returns are recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The following table provides a rollforward of the sales return liability (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$8,116	$6,048
Addition to reserve for sales activity	118,508	105,496
Actual returns	(117,407)	(104,148)
Change in estimate of sales returns	(25)	720
Ending balance	$9,192	$8,116

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. For the Breast Products segment, shipping and handling activities are largely provided to customers free of charge. The associated costs were $2.9 million, $1.9 million and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. These costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election. For the miraDry segment, shipping and handling charges are typically billed to customers and recorded as revenue. The shipping and handling costs incurred are recorded as a component of cost of goods sold in the consolidated statement of operations. The associated costs were $0.3 million, $0.7 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(n)	Accounts Receivable and Allowance for Doubtful Accounts

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

(o)	Inventories and Cost of Goods Sold

Inventories represent raw materials, work in process and finished goods that are recorded at the lower of cost or market on a first‑in, first‑out basis, or FIFO. The Company recognizes the cost of inventory transferred to the customer in cost of goods sold when revenue is recognized. Further, the Company periodically assesses the recoverability of all inventories to determine whether adjustments for impairment or obsolescence are required. The Company evaluates the remaining shelf life and other general obsolescence and impairment criteria in assessing the recoverability of the Company’s inventory.

(p)	Income Taxes

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

The Company accounts for uncertain tax positions in accordance with Account Standards Codification, or ASC, 740‑10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available.

(q)	Research and Development Expenditures

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
(r)	Advertising

Expenses related to advertising are charged to sales and marketing expense as incurred. Advertising costs were $3.6 million, $6.1 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(s)	Stock‑Based Compensation

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

•	Expected term—The expected term represents the period that our stock‑based awards are expected to be outstanding. The Company utilizes the simplified method to estimate the expected term.

(t)	Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants, and a product warranty for the Company’s miraDry Systems and consumable bioTips. For silicone gel breast implant surgeries occurring prior to May 1, 2018, the Company provides lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone gel breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 1(m) above. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date. Under the miraDry warranty, the Company provides a standard product warranty for the miraDry System and bioTips, which the Company considers an assurance-type warranty.

(u)	Net Loss Per Share

	December 31,
	2020	2019	2018
Net loss (in thousands)	$(89,947)	$(106,818)	$(82,627)
Weighted average common shares outstanding, basic and diluted	50,233,175	40,654,272	25,402,241
Net loss per share attributable to common stockholders	$(1.79)	$(2.63)	$(3.25)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2020, 2019 and 2018 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2020	2019	2018
Stock options to purchase common stock	2,559,558	1,967,367	1,625,778
Warrants for the purchase of common stock	17,040	47,710	47,710
Equity contingent consideration	607,442	—	—
Stock issuable upon conversion of convertible note	19,733,352	—	—
	22,917,392	2,015,077	1,673,488

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the year ended December 31, 2020 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive.

(v)	Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies, removes, and adds certain disclosure requirements on fair value measurements. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption was permitted. The Company adopted the applicable amendments within ASU 2018-13 prospectively in the first quarter of 2020 and there was no material impact on its consolidated financial statements from the adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption was permitted. The Company adopted ASU 2018-15 prospectively in the first quarter of 2020 and there was no material impact on its consolidated financial statements from the adoption.

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

(w)     Risks and Uncertainties

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

As an aesthetics company, surgical procedures involving the Company’s breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed the Company’s revenues during the second quarter of 2020 and continued to harm the Company’s revenues during the third and fourth quarter of 2020. While some states have lifted certain restrictions on non-emergency procedures, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place.

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

(x)	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2) Restructuring

On November 6, 2019, the Board of Directors of the Company approved an organizational efficiency initiative (the “Plan”) designed to reduce spending and simplify operations. Under the Plan, the Company implemented numerous initiatives to reduce spending, including closing the Santa Clara offices of miraDry, Inc. and consolidating a number of business support services via a shared services organization at the Company’s Santa Barbara headquarters. As of December 31, 2020, the Company has completed its restructuring plan, incurred cumulative restructuring charges to date, and does not anticipate incurring restructuring charges in connection with this Plan in future periods.

Under the Plan, the Company reduced its workforce by terminating approximately 60 employees. As a result, the Company incurred total charges of $2.3 million in connection with one-time employee termination costs, retention costs and other benefits. In addition, the Company incurred $0.5 million related to duplicate operating costs and other associated costs. In total, the Plan incurred charges of $2.8 million, excluding non-cash charges.

The following table details the activity of liabilities related to the Plan included in "Accrued and other current liabilities" in the consolidated balance sheet as of December 31, 2020 (amounts in thousands):

	Severance costs	Other associated costs	Duplicate operating costs
Balance at December 31, 2019	$894	$—	$—
Costs charged to expense	1,380	208	174
Costs paid or otherwise settled	(2,274)	(208)	(174)
Balance at December 31, 2020	$—	$—	$—

The following table details the charges by reportable segment, recorded in "Restructuring" under operating expenses in the consolidated statements of operations for the year ended December 31, 2020 by segment (amounts in thousands):

	Year Ended	Year Ended	Cumulative Restructuring
	December 31, 2019	December 31, 2020	Charges
Breast Products	$499	$390	$889
miraDry	584	1,372	1,956
Total	$1,083	$1,762	$2,845

(3) Acquisitions

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

The acquired set of activities, which includes all the inputs, processes, and outputs related to the manufacturing of the Company’s gel breast implants, was determined to meet the definition of a business as outlined in ASC 805. In connection with the acquisition, the Company recorded $2.6 million of professional fees for the year ended December 31, 2019, which are included in general and administrative expense. The aggregate acquisition date fair value of the consideration transferred was approximately $27.0 million, consisting of the following (in thousands):

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

Prior to its acquisition, the Company had engaged Vesta for the manufacture and supply of the Company’s breast implants. In connection with the acquisition, the Company entered into a Termination and Release Agreement with Vesta, effectively terminating the existing manufacturing agreement between the Company and Vesta. The Company evaluated the settlement of the pre-existing relationship under the provisions of ASC 805 and recognized no gain or loss as a result of the termination.

The results of the acquired business have been included in the consolidated financial statements from November 7, 2019 through December 31, 2020 and have been included in the Breast Products segment. Disclosure of pro forma combined revenue have not been presented because the effect of the acquisition had no impact on the Company’s revenue. Disclosure of pro forma combined earnings have not been presented because it is impracticable to do so due to a variety of limitations, including a lack of readily available historical GAAP financial statements.

(4) Balance Sheet Components

Inventories, net consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$7,138	$8,095
Work in progress	12,303	5,543
Finished goods	25,791	23,893
Finished goods - right of return	3,416	2,081
	$48,648	$39,612

At December 31, 2020 and 2019, approximately $5.7 million and $2.7 million, respectively, of the Company’s Breast Products segment inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Leasehold improvements	$2,857	$2,841
Manufacturing equipment and toolings	9,289	8,175
Computer equipment	2,776	1,250
Software	3,546	2,602
Office equipment	167	111
Furniture and fixtures	1,193	1,144
	19,828	16,123
Less accumulated depreciation	(6,722)	(3,809)
	$13,106	$12,314

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $2.5 million, $1.2 million and $1.1 million, respectively. There have been no impairments recorded during the years ended December 31, 2020, 2019 and 2018.

Under the terms of the Asset Purchase Agreement with Vesta entered into on November 7, 2019, the Company acquired $7.3 million of fixed assets, including leasehold improvements of $2.4 million, manufacturing equipment of $4.4 million, and capitalized software of $0.5 million. Refer further to Note 3.

Accrued and other current liabilities consist of the following:

	December 31,	December 31,
	2020	2019
Payroll and related expenses	$3,524	$6,789
Accrued severance	2,900	894
Accrued commissions	5,561	4,984
Accrued manufacturing	225	2,616
Deferred and contingent consideration, current portion	10,146	6,830
Audit, consulting and legal fees	48	630
Accrued sales and marketing expenses	445	1,109
Lease liabilities	1,588	1,299
Other	7,952	7,400
	$32,389	$32,551

The following table provides a rollforward of the accrued warranties (in thousands):

	Year Ended December 31,
	2020	2019
Balance as of January 1	$1,562	$1,395
Warranty costs incurred during the period	(832)	(762)
Changes in accrual related to warranties issued during the period	1,200	1,138
Changes in accrual related to pre-existing warranties	71	(209)
Balance as of December 31	$2,001	$1,562

As of December 31, 2020, $1.9 million is included in “Warranty reserve and other long-term liabilities”, and $0.1 million is included in “Accrued and other current liabilities”. As of  December 31, 2019, $1.4 million is included in “Warranty reserve and other long-term liabilities”, and $0.2 million is included in “Accrued and other current liabilities”.

Liabilities measured at fair value

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

Contingent consideration

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. The contingent consideration related to the acquisition of BIOCORNEUM consists of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the discount rate, which was 21.0%. The contingent consideration for future milestone payments related to the acquisition of miraDry is based on the timing of achievement of target net sales, which is estimated based on an internal management forecast. The significant assumption utilized in the fair value measurement was the miraDry company discount rate, which was 11.2%. As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

Derivative liability

The Company assesses on a quarterly basis the fair value of the derivative liability associated with the conversion feature in the convertible note due in 2025. The conversion feature was bifurcated and recorded as a derivative liability on the consolidated balance sheet with a corresponding discount at the date of issuance that is netted against the principal amount of the note. The Company utilizes a binomial lattice method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g. a change in control). As the probability of conversion is a significant unobservable input, the overall fair value measurement of the conversion feature is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	$—	$—	$—
Liability for contingent consideration	—	—	7,026	7,026
Liability for derivative	—	—	26,570	26,570
	$—	$—	$33,596	$33,596

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	$—	$38	$38
Liability for contingent consideration	—	—	6,891	6,891
	$—	$—	$6,929	$6,929

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

	Warrant liability	Contingent consideration liability	Derivative liability
Balance, December 31, 2019	$38	$6,891	$—
Additions	—	—	16,100
Change in fair value	(38)	135	10,470
Balance, December 31, 2020	$—	$7,026	$26,570

The liability for the current portion of contingent consideration is included in “accrued and other current liabilities” and the long-term portion is included in “deferred and contingent consideration” in the consolidated balance sheets. The liability for the conversion feature related to the convertible note is included in “derivative liability” in the consolidated balance sheets.

The Company recognizes changes in the fair value of the derivative liability in “change in fair value of derivative liability” in the consolidated statement of operations and changes in the contingent consideration are recognized in “general and administrative” expense in the consolidated statement of operations.

(5) Goodwill and Other Intangible Assets, net

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

After performing the impairment test as of June 30, 2019 the Company determined that the carrying value of its miraDry reporting unit exceeded its estimated fair value using the income approach by an amount that indicated a full impairment of the carrying value of goodwill. Consequently, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the second quarter ended June 30, 2019, which is reflected in the consolidated statement of operations for the year ended December 31, 2019. For the year ended December 31, 2018, the Company did not record any goodwill impairment charges.

In the current year, the Company performed a qualitative analysis for the goodwill in the Breast Products reporting unit on the annual impairment testing date of October 1, 2020. The Company determined the fair value of the reporting unit was more likely than not greater than its carrying value and did not record any goodwill impairment charges.

As of December 31, 2020, the Breast Products reporting unit had a negative carrying value. As of December 31, 2019 the miraDry reporting unit had a negative carrying value. The changes in the carrying amount of goodwill during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2018	$19,156	$7,629	$26,785
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill acquired (Note 3)	4,324	—	4,324
Balances as of December 31, 2019	$9,202	$—	$9,202
Goodwill acquired	—	—	—
Balances as of December 31, 2020	$9,202	$—	$9,202
(b)	Other Intangible Assets

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

After performing a quantitative impairment analysis as of June 30, 2019, the Company determined that the carrying values of all of the intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded non-cash impairment charges of $0.4 million for customer relationships, $0.3 million for distributor relationships, $3.3 million for tradenames, and $1.0 million for developed technology during the second quarter ended June 30, 2019, which is reflected in “Impairment” in the consolidated statement of operations for the year ended December 31, 2019. For the year ended December 31, 2018, the Company did not record any goodwill impairment charges.

Further, in the first quarter of 2020, the Company noted a decline in actual and forecasted earnings for the miraDry reporting unit due to the impacts and uncertainty surrounding the COVID-19 pandemic. As a result, the Company performed a test of recoverability and determined that the future undiscounted cash flows attributable to the asset group were less than the carrying value.

After performing a quantitative impairment analysis as of March 31, 2020, the Company determined that the carrying values of all of the remaining intangible assets in the miraDry reporting unit exceeded their estimated fair values. Consequently, the Company recorded total non-cash impairment charges of $1.1 million for trade names, $1.4 million for developed technology, and $3.9 million for customer relationships within “Impairment” in the accompanying consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2020, the remaining carrying value of the intangible assets are entirely associated with the Breast Products segment. For those assets, the Company performed a qualitative analysis on the annual impairment testing date of October 1, 2020. The Company determined the fair value of the intangible assets was more likely than not greater than its carrying value and did not record any impairment charges.

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

	Average
	Amortization	December 31, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,856)	$1,084
Trade names - finite life	12	800	(322)	478
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(865)	7,375
Total definite-lived intangible assets		$16,443	$(7,506)	$8,937

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2019
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	11	$9,540	$(3,846)	$5,694
Trade names - finite life	14	2,000	(292)	1,708
Developed technology	13	1,500	(84)	1,416
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(118)	8,122
Total definite-lived intangible assets		$23,743	$(6,803)	$16,940

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the year ended December 31, 2020, 2019 and 2018 was $1.6 million, $2.3 million and $2.3 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2020 (in thousands):

Amortization
Period	Expense
2021	$1,221
2022	1,163
2023	1,092
2024	948
2025	805
Thereafter	3,708
$8,937

(6) Leases

Components of lease expense were as follows:

		Year Ended December 31,
Lease Cost	Classification	2020	2019
Operating lease cost	Operating expenses	$1,698	$1,550
Operating lease cost	Inventory	488	4,206
Total operating lease cost		$2,186	$5,756
Finance lease cost
Amortization of right-of-use assets	Operating expenses	41	41
Amortization of right-of-use assets	Inventory	36	—
Interest on lease liabilities	Other income (expense), net	10	4
Total finance lease cost		$87	$45
Variable lease cost	Inventory	—	10,568
Total lease cost		$2,273	$16,369

Short-term lease expense for the years ended December 31, 2020 and 2019 were immaterial.

Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,758	$5,419
Operating cash outflows from finance leases	85	44
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,242	$8,667
Finance leases	157	117

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	December 31,	December 31,
	2020	2019
Reported as:
Other assets
Operating lease right-of-use assets	$7,176	$7,494
Finance lease right-of-use assets	158	78
Total right-of use assets	$7,334	$7,572
Accrued and other current liabilities
Operating lease liabilities	$1,504	$1,259
Finance lease liabilities	84	40
Warranty reserve and other long-term liabilities
Operating lease liabilities	5,946	6,434
Finance lease liabilities	77	35
Total lease liabilities	$7,611	$7,768
Weighted average remaining lease term (years)
Operating leases	5	5
Finance leases	2	2
Weighted average discount rate
Operating leases	7.75%	7.45%
Finance leases	6.15%	4.06%

During the fourth quarter of 2019, the Company included a four-year renewal option in the lease term for one operating lease as it was concluded that it was reasonably certain that the Company will exercise the option.

As of December 31, 2020, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
2021	$2,095	$89	$2,184
2022	1,920	53	1,973
2023	1,968	28	1,996
2024	1,507	1	1,508
2025	579	—	579
2026 and thereafter	955	—	955
Total lease payments	$9,024	$171	$9,195
Less imputed interest	1,574	10	1,584
Total operating lease liabilities	$7,450	$161	$7,611

(7) Debt

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

The Restated Term Loan Agreement provided for the following tranches: (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to

December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s net revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of the agent and the lenders following a request from the Company, an additional $15.0 million term loan facility. The loan matures on July 1, 2024 and carries an interest rate of LIBOR plus 7.50%. The Company will make monthly payments of accrued interest from the funding date until July 31, 2021, to be followed by monthly installments of principal and interest through the maturity date. The Company may prepay some or all of the principal prior to its maturity date provided the Company pays MidCap a prepayment fee. The loan provided that the Company shall pay an exit fee equal to 5.0% of the aggregate amount of all term loans funded to the Company.

On May 11, 2020, the Company entered into the Second Amendment to Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Term Amendment”). The Term Amendment provided for, among other things, the prepayment by the Company of $25.0 million of outstanding principal, $0.1 million of accrued interest, and $1.25 million in prepaid exit fees with the parties agreeing to waive the prepayment fee with respect to these amounts. The Term Amendment increased the tranche 3 commitment amount from $10.0 million to $15.0 million, extended the tranche 3 termination date from December 31, 2020 to June 30, 2021, and amended certain conditions upon which the tranche 3 commitment can be withdrawn, including evidence that the Company’s net revenue for the past six months was greater than or equal to $30.0 million. In addition, the Term Amendment amended certain financial requirements including reducing the Company’s minimum unrestricted cash amount from $20.0 million to $5.0 million and amended certain minimum net revenue requirements. Further, the monthly minimum net revenue requirements were revised to be calculated on a trailing three-month basis.

On February 5, 2021, the Company entered into a Second Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (the “Restated Term Loan Agreement”). The Restated Term Loan Agreement amends and restates the Company’s existing Amended and Restated Credit and Security Agreement, dated as of July 1, 2019. Pursuant to the Restated Term Loan Agreement, tranche 3 commitments were reduced from $15 million to $1 million and were advanced on the effective date of the Restated Term Loan Agreement and the remaining unfunded tranche of $15 million was revised to two $5 million tranche commitments, with tranche 4 availability commencing on July 1, 2021 and tranche 5 availability commencing July 1, 2022. The parties agreed to extend the last day of the interest only period for all tranches from July 31, 2021 in the Existing Term Loan Agreement to December 31, 2022 in the Restated Term Loan Agreement. The Restated Term Loan Agreement contains certain minimum net revenue requirements based on the Company’s 12-month trailing net revenue, as well as certain minimum unrestricted cash requirements that increase upon the funding of the tranche 4 and tranche 5 loans. The exit fee was modified to apply to only to the amount of any tranche 4 and 5 loans advanced. Finally, in connection with the Restated Term Loan Agreement, the Company agreed to pay an amendment fee of $750,000.

As of December 31, 2020, there was $15.0 million of outstanding principal. $12.9 million is included in “Long-term debt” and $2.1 million is included in “Current portion of long-term debt” on the consolidated balance sheets. $0.9 million of unamortized debt issuance costs is included in “Long-term debt”, and $0.7 million of unamortized debt issuance costs is included in “Current portion of long-term debt”. In addition, an exit fee payable of $0.8 million is also included in “Long-term debt”.

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

On May 11, 2020, the Company entered into the Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Revolving Amendment”). The Revolving Amendment includes conforming changes to reflect the changes in the Term Amendment. In addition, the Revolving Amendment reduces the borrowing base by the portion of the eligible inventory previously included in the calculation.

Also on February 5, 2021, Sientra entered into a Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, the lenders party thereto from time to time, and the Agent (the “Revolving Loan Amendment”). The Revolving Loan Amendment modified the Net Revenue requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Revolving Loan Amendment made other conforming changes to the Restated Term Loan Agreement.

As of December 31, 2020, there were no borrowings outstanding and $2.9 million available under the Revolving Loan. As of December 31, 2020, the unamortized debt issuance costs related to the Revolving Loan was approximately $0.1 million and was included in “Other assets” on the consolidated balance sheets.

The amortization of debt issuance costs on the Term Loan and Revolving Loan for the years ended December 31, 2020, 2019, and 2018 was $0.9 million, $0.4 million, and $0.2 million, respectively, and was included in interest expense in the consolidated statements of operations.

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

Convertible Note

On March 11, 2020, the Company issued $60.0 million of unsecured and subordinated convertible notes with an interest rate of 4.00% (“Note”) to Deerfield Partners, L.P.(“Holder”) in order to fund ongoing operations. The Note matures on March 11, 2025, subject to earlier conversion by the option of the Holder at any time in whole or in part into common shares of the Company, for a period up to five years. Upon conversion by the Holder, the Company shall deliver, shares of the Company’s common stock at a conversion rate of 14,634 per $1,000 principal amount of the Note (which represents an initial conversion rate price of $4.10), or the Base Conversion Rate, in each case subject to customary anti-dilution adjustments. In addition to the typical anti-dilution adjustment, the Note also provides the Holder with additional consideration (“Make-Whole Provision”) beyond the settlement of the conversion obligation, in the event of a major transaction prior to maturity (e.g. a change in control). Upon conversion by the Holder in the event of a major transaction, the Company shall deliver, either cash, shares of the Company’s common stock or a combination of cash and common stock at the Base Conversion rate plus the additional consideration from the Make-Whole Provision. The $60.0 million principal amount of the Note is not payable until the maturity date of March 11, 2025, unless converted to equity earlier. The Company will pay interest in cash on the Note at 4.00% per annum, quarterly from July 1, 2020.

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

The conversion features in the outstanding convertible debt instrument are accounted for as a free-standing embedded derivative bifurcated from the principal balance of the Note, as (1) the conversion features are not clearly and closely related to the debt instrument and are not considered to be indexed to the Company’s equity, (2) the conversion features standing alone meet the definition of a derivative, and (3) the Note is not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations.

The initial embedded derivative liability of $16.1 million was recorded as a non-current liability on the consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting non-cash gain or loss related to the change in the fair value being charged to earnings (loss). As of December 31, 2020, the fair value of the derivative liability was $26.6 million. A corresponding debt discount to the initial embedded derivative liability of $16.1 million and issuance costs of $1.5 million were recorded on the issuance date and is netted against the principal amount of the Note. As of December 31, 2020, the unamortized debt discount and issuance costs were $15.6 million. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the year ended December 31, 2020, the amortization of the convertible debt discount and issuance costs were $2.2 million and were included in interest expense in the consolidated statements of operations.

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

Registration Rights Agreement

In connection with the Deerfield Facility Agreement, on March 11, 2020, the Company and Deerfield entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company filed with the SEC a Registration Statement on Form S-3 as required to effect a registration of the Common Stock issued or issuable upon conversion of or pursuant to the Convertible Note (the “Registrable Securities”), covering the resale of the Registrable Securities and such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of or otherwise pursuant to the Convertible Note to prevent dilution resulting from certain corporate actions.

CARES Act

On April 20, 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, from Silicon Valley Bank, or the Lender. The PPP Loan matures on April 20, 2022, or the Maturity Date, and bears interest at a rate of 1.0% per annum. Under the terms of the PPP Loan, the Company will make no payments until the date which forgiveness of the PPP Loan is determined, which can be up to 10 months following the end of the covered period (which is defined as 24 weeks from the date of the loan), or the Deferral Period. Commencing one month after the expiration of the Deferral Period, and continuing on the same day of each month until the Maturity Date, the Company will pay to Lender monthly payments of principal and interest, in an amount required to fully amortize the principal amount outstanding on the PPP Loan on the last day of the Deferral Period by the Maturity Date. As of December 31, 2020, $3.3 million is recorded in “Long-term debt” and $3.3 million is recorded in “Current portion of long-term debt” on the Company’s consolidated balance sheets.

All or a portion of the PPP Loan may be forgiven upon submission of documentation of expenditures in accordance with certain specified requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. The Company has elected to account for the PPP loan in accordance with ASC 470 – Debt, and any forgiveness of the loan will be treated as a gain on extinguishment within the consolidated statement of operations.

Future Principal Payments of Debt

The future schedule of principal and exit fee payments for all outstanding debt as of December 31, 2020 was as follows (in thousands):

Fiscal Year
2021	$5,409
2022	8,326
2023	5,000
2024	3,667
2025	60,000
Total	$82,402

(8) Income Taxes

The provision for income tax consists of the following:

	Year Ended December 31,
	2020	2019	2018
Federal	$12	$9	$2
State	10	9	(10)
Foreign	11	16	4
Total income tax (benefit) expense	$33	$34	$(4)

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 21% in 2020, 2019, and 2018, respectively, to income before income taxes as follows: (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	$(18,882)	$(22,424)	$(17,353)
State, net of federal benefit	(2,372)	(2,109)	(5,999)
Permanent items	2,282	857	338
Benefit state rate change	20	337	60
Other	2,984	368	(103)
Goodwill impairment	—	1,602	—
Change in valuation allowance	16,001	21,403	23,053
	$33	$34	$(4)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards	$113,374	$99,759
Research and development credits	2,121	3,626
Lease liabilities	1,861	1,902
Derivative liability	6,495	—
Accruals and reserves	10,175	9,636
Intangibles	3,053	5,330
	137,079	120,253
Less valuation allowance	(131,309)	(115,307)
Total deferred tax assets	$5,770	$4,946

Depreciation	$(276)	$(40)
Convertible debt discount	(3,440)	—
Right-of-use assets	(1,793)	(1,854)
Intangibles - deferred tax liability	(333)	(3,102)
Total deferred tax liabilities	(5,842)	(4,996)
Net deferred taxes	$(72)	$(50)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on all the relevant factors, a valuation allowance of $131.3 million has been established against deferred tax assets as of December 31, 2020 as management determined that it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $445.1 million, of which approximately $217.4 million can be carried forward indefinitely and the remaining net operating loss carryforwards begin expiring in 2027, if not utilized. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $306.2 million, of which approximately $26.2 million can be carried forward indefinitely and the remaining net operating loss carryforwards began expiring in 2021. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change ”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.

As of December 31, 2020, the Company had research and development credit carryforwards of approximately $30,000 and $2.7 million available to reduce future taxable income, income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2029 and the state credits carryforward indefinitely.

At December 31, 2020, the Company had unrecognized tax benefits of approximately $0.6 million associated with the research and development credits. The decrease in the unrecognized tax benefits of $0.5 million relates to the elimination of federal R&D credit carryforwards that cannot be used due to ownership changes that were reported during 2020. The decrease in the unrecognized tax benefits has no impact on the Company’s financial statements due to the valuation allowance on deferred tax assets. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2018	$1,076
Additions based on tax positions taken in the current year	40
Ending balance at December 31, 2019	1,116
Additions based on tax positions taken in the current year	10
Decreases based on tax positions taken in the prior year	(507)
Ending balance at December 31, 2020	$619

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other (income) expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2020.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations.  In general, the Company’s federal tax returns for 2017 to 2019 and state tax returns for 2016 to 2019 remain open for examination by the federal and state tax authorities, including net operating loss carryforwards to those years.

(9)   Employee Benefit Plans

In September 2016, the Company adopted a Section 401(k) Retirement Savings Plan for the benefit of eligible employees. All employees become eligible to participate in the plan the first of the month following their hire date and may contribute their pretax or after–tax salary, up to the Internal Revenue Service annual contribution limit. The Company makes contributions to the 401(k) plan under a safe harbor provision, whereby the Company contributes 3% of each participating employee’s annual compensation. The Company contributions vest immediately. The Company contributed and included in operating expense $0.7 million for each of the years ended December 31, 2020, 2019, and 2018.

(10) Stockholders’ Equity

(a)	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2020, the Company had no preferred stock issued or outstanding.

(b)	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loan amounts and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount.  The warrants have an exercise price per share of $14.671. The warrants within tranche A expired on January 17, 2020, the warrants within tranche B expired on August 1, 2020, and the warrants within tranche C expired on December 13, 2020. As of December 31, 2020, there were warrants within tranche D to purchase an aggregate of 17,040 shares of common stock outstanding.

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

As of December 31, 2020, pursuant to the 2007 Plan, there were 269,295 options outstanding and no shares of common stock available for future grants.

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

As of December 31, 2020, pursuant to the 2014 Plan, there were 6,692,279 shares of common stock reserved and 299,947 shares of common stock available for future grants.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company. As of December 31, 2020, inducement grants for 1,476,106 shares of common stock have been awarded, and 937,591 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2018	1,953,334	$7.42	6.30
Exercised	(51,451)	2.44
Forfeited	(21,037)	19.39
Balances at December 31, 2019	1,880,846	$7.42	5.48
Granted	600,000	3.58
Exercised	(9,817)	2.89
Forfeited	(511,528)	8.87
Balances at December 31, 2020	1,959,501	$4.79	5.92
Vested and expected to vest at December 31, 2020	1,959,501
Vested and exercisable at December 31, 2020	1,359,558		8.53

The weighted average grant date fair value of stock options granted to employees and directors during the year ended December 31, 2020 was $3.58 per share. There were no stock options granted during the years ended December 31, 2019 and 2018. Stock-based compensation expense for stock options for the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.6 million and $1.6 million, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. As of December 31, 2020 there was $2.1 million of unrecognized compensation cost related to stock options granted under the plans. The expense is recorded within the operating expense components in the consolidated statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $14,000, $0.6 million, and $2.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2020	2019	2018
Expected term (in years)	6.50	—	—
Expected volatility	82.65%	—	—
Risk-free interest rate	0.27%	—	—
Dividend yield	—	—	—

The expected term of employee stock options, risk‑free interest rate and volatility represents the weighted average, based on grant date period which the stock options are expected to remain outstanding. The Company utilizes the simplified method to estimate the expected term of the options pursuant to ASC Subtopic 718‑10 for all option grants to employees. The Company estimates its expected stock volatility based on company-specific historical and implied volatility information of its stock. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future. The Company records forfeitures when they occur.

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

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2018	2,141,350	$13.27
Granted	1,407,768	8.02
Vested	(944,467)	10.56
Forfeited	(371,695)	7.99
Balances at December 31, 2019	2,232,956	$11.99
Granted	3,070,430	4.77
Vested	(1,150,707)	10.06
Forfeited	(1,058,889)	7.82
Balances at December 31, 2020	3,093,790	$6.97

The weighted average grant date fair value of RSUs granted to employees and directors during the years ended December 31, 2020, 2019 and 2018 was $4.77, $8.02, and $14.38 per share, respectively. Stock-based compensation expense for RSUs for the years ended December 31, 2020, 2019 and 2018 was $7.5 million, $11.3 million and $11.7 million, respectively. As of December 31, 2020, there was $11.5 million total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.88 years.

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

As of December 31, 2020, the number of shares of common stock reserved for issuance under the ESPP was 1,746,258. During the year ended December 31, 2020, employees purchased 203,728 shares under the ESPP at a weighted average exercise price of $4.11 per share. During the year ended December 31, 2019, employees purchased 175,624 shares under the ESPP at a weighted average exercise price of $6.93 per share. As of December 31, 2020, the number of shares of common stock available for future issuance under the ESPP was 946,292. Stock-based compensation related to the ESPP for the years ended December 31, 2020, 2019 and 2018 was $0.6 million, $0.8 million, and $0.6 million, respectively.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock purchase rights granted under the employee stock purchase plan:

	Year Ended December 31,
ESPP	2020			2019			2018
Expected term (in years)	0.50	to	2.00	0.50	to	2.00	0.50	to	2.00
Expected volatility	68%	to	139%	69%	to	77%	36%	to	42%
Risk-free interest rate	0.14%	to	1.57%	1.87%	to	2.06%	1.27%	to	3.03%
Dividend yield	—			—			—

(f)	Significant modifications

There were no material modifications of equity awards during the years ended December 31, 2020, 2019, and 2018.

(11) Segment Reporting and Geographic Information

(a)	Reportable Segments

The Company has two reportable segments: Breast Products and miraDry. The Breast Products segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra, AlloX2, Dermaspan, Softspan and BIOCORNEUM. The miraDry segment, which was acquired in 2017, includes the miraDry System, consisting of a console and a handheld device which uses consumable single-use bioTips. These segments align with the Company’s principal target markets. On November 7, 2019, the Company acquired Vesta. See Note 3 – Acquisitions for additional details. Vesta has been included in the consolidated results of operations as of the acquisition date and financial performance of the acquired business is reported in the Breast Products segment.

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Net sales
Breast Products	$54,997	$46,363	$37,016
miraDry	16,244	37,336	31,110
Total net sales	$71,241	$83,699	$68,126

	Year Ended
	December 31,
	2020	2019	2018
Loss from operations
Breast Products	$(46,521)	$(50,175)	$(53,047)
miraDry	(23,789)	(53,392)	(26,727)
Total loss from operations	$(70,310)	$(103,567)	$(79,774)

	December 31,	December 31,
	2020	2019
Assets
Breast Products	$151,059	$169,613
miraDry	17,919	34,791
Total assets	$168,978	$204,404

(b)	Geographic Information

Net sales are attributed to geographic areas based on where the Company’s products are shipped. The following table presents the net sales by geographical region for the periods presented (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
United States	$58,752	$62,277	$49,975
International	12,489	21,422	18,151
Total net sales	$71,241	$83,699	$68,126

(12) Commitments and Contingencies

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

(13) Summary of Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly statements of operations data and our key metrics for each of the eight quarters ended December 31, 2020. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
2020	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$16,932	$12,448	$19,217	$22,644
Gross profit	10,140	6,898	10,826	11,075
Net loss	(28,612)	(34,277)	(5,821)	(21,237)
Net loss per share:
Basic and diluted	$(0.57)	$(0.68)	$(0.12)	$(0.42)

	Quarter Ended
2019	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Net sales	$17,552	$20,525	$22,412	$23,210
Gross profit	11,078	12,712	12,658	14,239
Net loss	(26,484)	(37,654)	(22,433)	(20,247)
Net loss per share:
Basic and diluted	$(0.91)	$(1.10)	$(0.45)	$(0.41)

(14) Subsequent Events

Debt amendment

On February 5, 2021, the Company entered into a Second Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of the Company’s wholly-owned subsidiaries (together with Sientra, the “Borrowers”), the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (the “Restated Term Loan Agreement”). The Restated Term Loan Agreement amends and restates the Company’s existing Amended and Restated Credit and Security Agreement (Term Loan), dated as of July 1, 2019. Refer to Note 7 – Debt for further details.

Also on February 5, 2021, the Company entered in to a Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Borrowers, the lenders party thereto from time to time, and the Agent (the “Revolving Loan Amendment”). The Revolving Loan Amendment modified the Net Revenue (as defined therein) requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Revolving Loan Amendment made other conforming changes to the Restated Term Loan Agreement. Refer to Note 7 – Debt for further details.

Follow-on public offering

On February 8, 2021, the Company completed a follow on public offering of 5,410,628 shares of common stock at $6.75 per share, as well as 811,594 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $39.1 million after deducting underwriting discounts and commissions of approximately $2.2 million and offering expenses of approximately $0.4 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2021	SIENTRA, INC.

	By:	/s/ ronald Menezes
Ronald Menezes
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Menezes and Paul Little, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ronald Menezes Ronald Menezes	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2021

/s/ Paul Little Paul Little	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2021

/s/Caroline Van Hove	Executive Chair of the Sientra, Inc. Board	March 11, 2021
Caroline Van Hove

/s/ Nicholas Simon Nicholas Simon	Lead Independent Director	March 11, 2021

/s/ Mary M. Fisher Mary M. Fisher	Director	March 11, 2021

/s/ Kevin O’Boyle Kevin O’Boyle	Director	March 11, 2021

/s/ Philippe A. Schaison Philippe A. Schaison	Director	March 11, 2021

/s/ Keith Sullivan Keith Sullivan	Director	March 11, 2021