Form 10-Q
period 2021-03-31
Sientra, Inc.
filed 2021-05-11
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 57,520,682.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

Page

Part I — Financial Information	3

Item 1. Condensed Consolidated Financial Statements - Unaudited	3
Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	4
Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Period from December 31, 2019 through March 31, 2020 and December 31, 2020 through March 31, 2021	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34

Part II — Other Information	35

Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$80,372	$54,967
Accounts receivable, net of allowances of $3,658 and $4,464 at March 31, 2021 and December 31, 2020, respectively	25,438	23,503
Inventories, net	50,556	48,648
Prepaid expenses and other current assets	2,803	2,154
Total current assets	159,169	129,272
Property and equipment, net	13,388	13,106
Goodwill	9,202	9,202
Other intangible assets, net	9,081	9,387
Other assets	7,573	8,011
Total assets	$198,413	$168,978
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,820	$4,670
Accounts payable	3,845	6,504
Accrued and other current liabilities	26,935	32,389
Customer deposits	21,956	17,905
Sales return liability	11,020	9,192
Total current liabilities	69,576	70,660
Long-term debt	60,540	60,500
Derivative liability	69,310	26,570
Deferred and contingent consideration	2,467	2,350
Warranty reserve and other long-term liabilities	9,461	9,455
Total liabilities	211,354	169,535
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 57,515,085 and 50,712,151 and outstanding 57,442,358 and 50,639,424 shares at March 31, 2021 and December 31, 2020, respectively	574	506
Additional paid-in capital	600,297	558,059
Treasury stock, at cost (72,727 shares at March 31, 2021 and December 31, 2020)	(260)	(260)
Accumulated deficit	(613,552)	(558,862)
Total stockholders’ equity (deficit)	(12,941)	(557)
Total liabilities and stockholders’ equity	$198,413	$168,978

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$23,236	$16,932
Cost of goods sold	10,935	6,792
Gross profit	12,301	10,140
Operating expenses:
Sales and marketing	12,375	16,763
Research and development	2,392	2,908
General and administrative	7,354	9,304
Restructuring	—	1,739
Impairment	—	6,432
Total operating expenses	22,121	37,146
Loss from operations	(9,820)	(27,006)
Other income (expense), net:
Interest income	2	180
Interest expense	(2,004)	(1,623)
Change in fair value of derivative liability	(42,740)	(130)
Other income (expense), net	(128)	(33)
Total other income (expense), net	(44,870)	(1,606)
Loss before income taxes	(54,690)	(28,612)
Income tax	—	—
Net loss	$(54,690)	$(28,612)
Basic and diluted net loss per share attributable to common stockholders	$(1.01)	$(0.57)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	54,321,146	49,916,412

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Issuance of common stock through ATM	—	—	37,000	1	—	—	263	—	264
Stock-based compensation	—	—	—	—	—	—	2,000	—	2,000
Employee stock purchase program (ESPP)	—	—	113,615	1	—	—	533	—	534
Vested restricted stock	—	—	472,914	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(157,412)	(2)	—	—	(1,199)	—	(1,201)
Net loss	—	—	—	—	—	—	—	(28,612)	(28,612)
Balances at March 31, 2020	—	$—	50,079,024	$500	72,727	$(260)	$552,154	$(497,527)	$54,867

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	6,222,222	62	—	—	39,164	—	39,226
Stock-based compensation	—	—	—	—	—	—	3,163	—	3,163
Stock option exercises	—	—	12,727	—	—	—	51	—	51
Employee stock purchase program (ESPP)	—	—	95,919	1	—	—	322	—	323
Vested restricted stock	—	—	554,896	6	—	—	752	—	758
Shares withheld for tax obligations on vested RSUs	—	—	(82,830)	(1)	—	—	(1,214)	—	(1,215)
Net loss	—	—	—	—	—	—	—	(54,690)	(54,690)
Balances at March 31, 2021	—	$—	57,515,085	$574	72,727	$(260)	$600,297	$(613,552)	$(12,941)

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,690)	$(28,612)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment	—	6,432
Depreciation and amortization	1,384	1,228
Provision for doubtful accounts	(386)	357
Provision for warranties	332	236
Provision for inventory	26	1,081
Fair value adjustments to derivative liability	42,740	130
Fair value adjustments of other liabilities held at fair value	17	(39)
Amortization of debt discount and issuance costs	848	290
Stock-based compensation expense	3,163	2,133
Other non-cash adjustments	213	107
Changes in operating assets and liabilities:
Accounts receivable	(1,544)	1,766
Inventories	(1,933)	(3,720)
Prepaid expenses, other current assets and other assets	(268)	(587)
Accounts payable, accrueds, and other liabilities	(8,443)	(9,867)
Customer deposits	4,051	1,284
Sales return liability	1,823	592
Net cash used in operating activities	(12,667)	(27,189)
Cash flows from investing activities:
Purchase of property and equipment	(1,321)	(1,206)
Net cash used in investing activities	(1,321)	(1,206)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	1,132	534
Net proceeds from issuance of common stock	39,226	264
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,215)	(1,201)
Gross borrowings under the Term Loan	1,000	—
Repayment of the Revolving Loan	—	(6,508)
Net proceeds from issuance of the Convertible Note	—	60,000
Deferred financing costs	(750)	(240)
Net cash provided by financing activities	39,393	52,849
Net increase in cash, cash equivalents and restricted cash	25,405	24,454
Cash, cash equivalents and restricted cash at:
Beginning of period	55,310	87,951
End of period	$80,715	$112,405

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	80,372	$112,062
Restricted cash included in other assets	343	343
Total cash, cash equivalents and restricted cash	$80,715	$112,405

Supplemental disclosure of cash flow information:
Interest paid	$1,058	$1,067
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	400	222
Deferred follow-on offering costs in accounts payable and accrued liabilities	122	—
Deferred financing costs in accounts payable and accrued liabilities	50	1,275

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, or the Annual Report. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
b.	Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. The Company expects its operating expenses will continue to decrease following the completion of the organizational efficiency initiative in 2020 and the sale of the miraDry business but will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans and the convertible note, sales of products since 2012, and the proceeds from the sale of common stock in public offerings. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

Debt financing – recent developments

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

See Note 6 to the condensed consolidated financial statements for a full description of all of the Company’s long-term debt, revolving line of credit, convertible note, and PPP loan.

Equity financing – recent developments

On February 8, 2021, the Company completed a follow-on public offering of 5,410,628 shares of common stock at $6.75 per share, as well as 811,594 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $39.2 million after deducting underwriting discounts and commissions of approximately $2.5 million and offering expenses of approximately $0.3 million.

As of March 31, 2021, the Company had cash and cash equivalents of $80.4 million. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months.
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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. The amendment also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption was permitted. The Company adopted the applicable amendments within ASU 2019-12 in the first quarter of 2021 and there was no material impact on its condensed consolidated financial statements from the adoption.

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

As an aesthetics company, surgical procedures involving the Company’s breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed the Company’s revenues since the second quarter of 2020 and continued to harm the Company’s revenues during the three months ended March 31, 2021. While some states have lifted certain restrictions on non-emergency procedures, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products.

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

f.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
2.	Revenue

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

The liability for unsatisfied performance obligations under the service warranty as of March 31, 2021 were as follows:

Three Months Ended March 31,
2021
Balance as of December 31, 2020	$2,618
Additions and adjustments	427
Revenue recognized	(373)
Balance as of March 31, 2021	$2,672

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

	Three Months Ended March 31,
	2021	2020
Beginning balance	$9,192	$8,116
Addition to reserve for sales activity	36,386	28,538
Actual returns	(33,700)	(28,074)
Change in estimate of sales returns	(858)	127
Ending balance	$11,020	$8,707

3.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, contingent consideration, and the convertible feature related to the convertible note are discussed in Note 4. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of March 31, 2021, the carrying value of the long-term debt was not materially different from the fair value. As of March 31, 2021, the carrying value and fair value of the convertible note were as follows (in thousands):

	March 31, 2021
	Carrying Value	Fair Value
Convertible note	$45,131	$39,080

4.	Balance Sheet Components
a.	Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$5,985	$7,138
Work in progress	8,454	12,303
Finished goods	32,184	25,791
Finished goods - right of return	3,933	3,416
	$50,556	$48,648

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Leasehold improvements	$2,909	$2,857
Manufacturing equipment and toolings	9,598	9,289
Computer equipment	3,013	2,776
Software	4,206	3,546
Office equipment	167	167
Furniture and fixtures	1,243	1,193
	21,136	19,828
Less accumulated depreciation	(7,748)	(6,722)
	$13,388	$13,106

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1.1 million and $0.7 million, respectively.

c.	Goodwill and Other Intangible Assets, net

The Company has determined that it has two reporting units, Breast Products and miraDry, and evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The changes in the carrying amount of goodwill during the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows (in thousands):

	Breast Products	miraDry	Total
Balances as of December 31, 2020
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202
Balances as of March 31, 2021
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202

As of March 31, 2021, the Breast Products reporting unit had a negative carrying value.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 31, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,948)	$992
Trade names - finite life	12	800	(339)	461
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(1,062)	7,178
Total definite-lived intangible assets		$16,443	$(7,812)	$8,631

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,856)	$1,084
Trade names - finite life	12	800	(322)	478
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(865)	7,375
Total definite-lived intangible assets		$16,443	$(7,506)	$8,937

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.6 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of March 31, 2021 (in thousands):

Amortization
Period	Expense
2021	$916
2022	1,163
2023	1,092
2024	948
2025	805
Thereafter	3,707
$8,631

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and related expenses	$3,445	$3,524
Accrued severance	389	2,900
Accrued commissions	3,924	5,561
Accrued manufacturing	278	225
Deferred and contingent consideration, current portion	10,163	10,146
Audit, consulting and legal fees	81	48
Accrued sales and marketing expenses	519	445
Lease liabilities	1,565	1,588
Other	6,571	7,952
	$26,935	$32,389

e.	Accrued warranties

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance as of January 1	$2,001	$1,562
Warranty costs incurred during the period	(175)	(185)
Changes in accrual related to warranties issued during the period	326	242
Changes in accrual related to pre-existing warranties	6	(6)
Balance as of March 31	$2,158	$1,613

As of March 31, 2021, $2.1 million is included in “Warranty reserve and other long-term liabilities”, and $0.1 million is included in “Accrued and other current liabilities”. As of  March 31, 2020, $1.5 million is included in “Warranty reserve and other long-term liabilities”, and $0.1 million is included in “Accrued and other current liabilities”.

f.	Liabilities measured at fair value

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

Contingent consideration

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. The contingent consideration related to the acquisition of BIOCORNEUM consist of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the revenue discount rate, which was 21.0%. The contingent consideration for future milestone payments related to the acquisition of miraDry is based on the timing of achievement of target net sales, which is estimated based on an internal management forecast. The significant assumption utilized in the fair value measurement was the miraDry company discount rate, which was 11.2%. As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

Derivative liability

The Company assesses on a quarterly basis the fair value of the derivative liability associated with the conversion feature in the convertible note due in 2025. The conversion feature was bifurcated and recorded as a derivative liability on the condensed consolidated balance sheets with a corresponding discount at the date of issuance that is netted against the principal amount of the note. The Company utilizes a binomial lattice method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g. a change in control). As the probability of conversion is a significant unobservable input, the overall fair value measurement of the conversion feature is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	$—	$—	$—
Liability for contingent consideration	—	—	7,044	7,044
Liability for derivative	—	—	69,310	69,310
	$—	$—	$76,354	$76,354

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	$—	$—	$—
Liability for contingent consideration	—	—	7,026	7,026
Liability for derivative	—	—	26,570	26,570
	$—	$—	$33,596	$33,596

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

	Contingent consideration liability	Derivative liability
Balance, December 31, 2020	$7,026	$26,570
Change in fair value	18	42,740
Balance, March 31, 2021	$7,044	$69,310

The liability for the current portion of contingent consideration is included in “Accrued and other current liabilities” and the long-term portion is included in “Deferred and contingent consideration” in the condensed consolidated balance sheets. The liability for the conversion feature related to the convertible note is included in “Derivative liability” in the condensed consolidated balance sheets.

The Company recognizes changes in the fair value of the derivative liability in “Change in fair value of derivative liability” in the condensed consolidated statement of operations and changes in the contingent consideration are recognized in “General and administrative” expense in the condensed consolidated statement of operations.

5.	Leases

Components of lease expense were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2021	2020
Operating lease cost	Operating expenses	$428	$413
Operating lease cost	Inventory	100	117
Total operating lease cost		$528	$530
Finance lease cost
Amortization of right-of-use assets	Operating expenses	10	10
Amortization of right-of-use assets	Inventory	12	4
Interest on lease liabilities	Other income (expense), net	2	2
Total finance lease cost		$24	$16
Total lease cost		$552	$546

Short-term lease expense for the three months ended March 31, 2021 and 2020 was not material.

Supplemental cash flow information related to operating and finance leases for the three months ended March 31, 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$418	$487
Operating cash outflows from finance leases	24	14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,105
Finance leases	—	60

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	March 31,	December 31,
	2021	2020
Reported as:
Other assets
Operating lease right-of-use assets	$6,765	$7,176
Finance lease right-of-use assets	137	158
Total right-of use assets	$6,902	$7,334
Accrued and other current liabilities
Operating lease liabilities	$1,486	$1,504
Finance lease liabilities	79	84
Warranty reserve and other long-term liabilities
Operating lease liabilities	5,578	5,946
Finance lease liabilities	65	77
Total lease liabilities	$7,208	$7,611
Weighted average remaining lease term (years)
Operating leases	5	5
Finance leases	2	2
Weighted average discount rate
Operating leases	7.78%	7.75%
Finance leases	6.10%	6.15%

As of March 31, 2021, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2021	$1,570	$67	$1,637
2022	1,920	55	1,975
2023	1,968	30	1,998
2024	1,507	1	1,508
2025	579	—	579
2026 and thereafter	955	—	955
Total lease payments	$8,499	$153	$8,652
Less imputed interest	1,435	9	1,444
Total lease liabilities	$7,064	$144	$7,208

6.	Debt

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

On May 11, 2020, the Company entered into the Second Amendment to the Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Term Amendment”). The Term Amendment provided for, among other things, the prepayment by the Company of $25.0 million of outstanding principal, $0.1 million of accrued interest, and $1.25 million in prepaid exit fees with the parties agreeing to waive the prepayment fee with respect to these amounts. The Term Amendment increased the tranche 3 commitment amount from $10.0 million to $15.0 million, extended the tranche 3 termination date from December 31, 2020 to June 30, 2021, and amended certain conditions upon which the tranche 3 commitment can be withdrawn, including evidence that the Company’s net revenue for the past six months was greater than or equal to $30.0 million. In addition, the Term Amendment amended certain financial requirements including reducing the Company’s minimum unrestricted cash amount from $20.0 million to $5.0 million and amended certain minimum net revenue requirements. Further, the monthly minimum net revenue requirements were revised to be calculated on a trailing three-month basis.

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

As of March 31, 2021, there was $16.0 million of outstanding principal related to the term loans and $1.4 million of unamortized debt issuance costs which are included in “Long-term debt” on the condensed consolidated balance sheets.

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

On May 11, 2020, the Company entered into the Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto and MidCap Financial Trust as agent (the “Revolving Amendment”).  The Revolving Amendment included conforming changes to reflect the changes in the Term Amendment. In addition, the Revolving Amendment reduced the borrowing base by the portion of the eligible inventory previously included in the calculation.

Also on February 5, 2021, the Company entered into a Third Amendment to the Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Company, the lenders party thereto from time to time, and the Agent (the “Revolving Loan Amendment”). The Revolving Loan Amendment modified the net revenue requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Revolving Loan Amendment made other conforming changes to the Restated Term Loan Agreement.

As of March 31, 2021, there were no borrowings outstanding under the Revolving Loan. As of March 31, 2021, the unamortized debt issuance costs related to the revolving loan was approximately $0.1 million and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for the three months ended March 31, 2021 and 2020 were $0.2 million and $0.1 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

Convertible Note

On March 11, 2020, the Company issued $60.0 million of unsecured and subordinated convertible notes with an interest rate of 4.00% (“Note”) to Deerfield Partners, L.P. (“Holder”) in order to fund ongoing operations. The Note matures on March 11, 2025, subject to earlier conversion by the option of the Holder at any time in whole or in part into common shares of the Company, for a period up to five years. Upon conversion by the Holder, the Company shall deliver, shares of the Company’s common stock at a conversion rate of 14,634 per $1,000 principal amount of the Note (which represents an initial conversion rate price of $4.10), or the Base Conversion Rate, in each case subject to customary anti-dilution adjustments. In addition to the typical anti-dilution adjustment, the Note also provides the Holder with additional consideration (“Make-Whole Provision”) beyond the settlement of the conversion obligation, in the event of a major transaction prior to maturity (e.g. a change in control). Upon conversion by the Holder in the event of a major transaction, the Company shall deliver, either cash, shares of the Company’s common stock or a combination of cash and common stock at the Base Conversion rate plus the additional consideration from the Make-Whole Provision. The $60.0 million principal amount of the Note is not payable until the maturity date of March 11, 2025, unless converted to equity earlier. Beginning on July 1, 2020, the Company pays quarterly interest in cash on the Note at 4.00% per annum.

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

The initial embedded derivative liability of $16.1 million was recorded as a non-current liability on the condensed consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting non-cash gain or loss related to the change in the fair value being charged to earnings (loss). As of March 31, 2021, the fair value of the derivative liability was $69.3 million. A corresponding debt discount to the initial embedded derivative liability of $16.1 million and issuance costs of $1.5 million were recorded on the issuance date and is netted against the principal amount of the Note. As of March 31, 2021, the unamortized debt discount and issuance costs were $14.9 million. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three months ended March 31, 2021 and 2020, the amortization of the convertible debt discount and issuance costs were $0.7 million and $0.2 million, respectively, and were included in interest expense in the condensed consolidated statements of operations.

CARES Act

On April 20, 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, from Silicon Valley Bank, or the Lender. The PPP Loan matures on April 20, 2022, or the Maturity Date, and bears interest at a rate of 1.0% per annum. Under the terms of the PPP Loan, the Company will make no payments until the date which forgiveness of the PPP Loan is determined, which can be up to 10 months following the end of the covered period (which is defined as 24 weeks from the date of the loan), or the Deferral Period. Commencing one month after the expiration of the Deferral Period, and continuing on the same day of each month until the Maturity Date, the Company will pay to Lender monthly payments of principal and interest, in an amount required to fully amortize the principal amount outstanding on the PPP Loan on the last day of the Deferral Period by the Maturity Date. As of March 31, 2021, $5.8 million is recorded in “Current portion of long-term debt” and $0.8 million is recorded in “Long-term debt” on the Company’s condensed consolidated balance sheets.

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

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of March 31, 2021 was as follows (in thousands):

Fiscal Year
Remainder of 2021	$3,326
2022	3,326
2023	10,105
2024	5,895
2025	60,000
Total	$82,652

7.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2021 and December 31, 2020, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts, or the Original Warrants, and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. The warrants within Tranche A expired on January 17, 2020, the warrants within Tranche B expired on August 1, 2020, and the warrants within Tranche C expired on December 13, 2020. As of March 31, 2021, there were warrants within Tranche D to purchase an aggregate of 17,040 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of March 31, 2021, a total of 1,738,359 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of March 31, 2021, inducement grants for 1,667,910 shares of common stock have been awarded, and 796,304 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2020	1,959,501	$4.79	5.92
Exercised	(12,727)	3.99
Forfeited	(91,327)	9.90
Balances at March 31, 2021	1,855,447	$4.54	5.87

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for the three months ended March 31, 2021 was $0.1 million. There was no stock-based compensation expense related to stock options for the three months ended March 31, 2020. As of March 31, 2021, unrecognized compensation costs related to stock options was $1.9 million.

d.	Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term. In 2020, the Company implemented a sell-to-cover program for employees who elect to sell shares to cover any withholding taxes due upon vesting. For employees who do not elect to sell shares to cover withholding taxes, the Company nets shares upon vesting and pays the withholding taxes directly.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2020	3,093,790	$6.97
Granted	1,199,518	7.39
Vested	(554,896)	6.38
Forfeited	(176,337)	4.34
Balances at March 31, 2021	3,562,075	$7.33

Stock-based compensation expense for RSUs for the three months ended March 31, 2021 and 2020 was $2.9 million and $1.9 million, respectively. As of March 31, 2021, there was $15.6 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2.23 years.

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

During the three months ended March 31, 2021, employees purchased 95,919 shares of common stock at a weighted average price of $3.37 per share. As of March 31, 2021, the number of shares of common stock available for future issuance was 1,356,767.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended March 31, 2021 and 2020.

f.	Significant Modifications

During the three months ended March 31, 2021 and 2020, there were no material modifications of equity awards.

8.	Net Loss Per Share

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

	Three Months Ended March 31,
	2021	2020
Net loss (in thousands)	$(54,690)	$(28,612)
Weighted average common shares outstanding, basic and diluted	54,321,146	49,916,412
Net loss per share attributable to common stockholders	$(1.01)	$(0.57)

The Company excluded the following potentially dilutive securities, outstanding as of March 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	March 31,
	2021	2020
Stock options to purchase common stock	2,455,504	1,590,903
Warrants for the purchase of common stock	17,040	32,375
Equity contingent consideration	607,442	607,442
Stock issuable upon conversion of convertible note	16,175,862	19,733,352
	19,255,848	21,964,072

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the three months ended March 31, 2021 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive.
9.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three months ended March 31, 2021 and 2020.

10.	Segment Information

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

The following tables present the net sales, net operating loss and net assets by reportable segment for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net sales
Breast Products	$18,312	$12,471
miraDry	4,924	4,461
Total net sales	$23,236	$16,932

	Three Months Ended
	March 31,
	2021	2020
Profit (Loss) from operations
Breast Products	$(11,550)	$(12,363)
miraDry	1,730	(14,643)
Total loss from operations	$(9,820)	$(27,006)

	March 31,	December 31,
	2021	2020
Assets
Breast Products	$180,691	$151,059
miraDry	17,722	17,919
Total assets	$198,413	$168,978

11.	Commitments and Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer the Court granted in a tentative ruling dated March 9, 2021 with leave to replead. The Plaintiffs filed an amended complaint on April 6, 2021 and the Company filed a demurrer to that complaint on May 6, 2021. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. The Company filed a motion to dismiss the complaint on December 7, 2020. Briefing on the motion is complete and oral argument is presently scheduled for July 2021. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
12.	Subsequent Events

Sale of the miraDry Business

On May 11, 2021, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement (the “Purchase Agreement”) with miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP, pursuant to which Buyer has agreed to acquire certain assets and rights, and assume certain liabilities, comprising the Company’s miraDry business (the “Business”) for a purchase price of $10,000,000 in cash, subject to certain adjustments (the “Asset Purchase”).

The Purchase Agreement includes customary representations and warranties, as well as certain covenants, including, among other things, that: (i) the Company will abide by certain non-solicitation, exclusivity, and non-competition covenants, and (ii) the Company will enter into a transition services agreement to provide certain transition services related to the Business. The Asset Purchase is anticipated to close in the second quarter of 2021. The Company will report the results of the miraDry business as discontinued operations beginning in the second quarter of 2021 and expects to recognize a loss between $2.5 million and $3.5 million in the same period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 11, 2021, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc.

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

We determined that we currently conduct our business in two operating segments: Breast Products and miraDry. The Breast Products segment focuses on sales of our breast implants, tissue expanders and scar management products. The miraDry segment focuses on sales of bioTips. See the “Recent Developments – Sale of the miraDry Business” section below.

We currently sell both our Breast Products and miraDry products in the U.S. through a direct sales organization, which as of March 31, 2021, consisted of 66 employees, including 8 sales managers. Additionally, we also sell our miraDry products in several international markets where we leverage distributor relationships supported by 2 sales representatives and a number of consultants.

Recent developments

Sale of the miraDry Business

On May 11, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP, pursuant to which Buyer has agreed to acquire certain assets and rights, and assume certain liabilities, comprising our miraDry business (the “Business”) for a purchase price of $10,000,000 in cash, subject to certain adjustments (the “Asset Purchase”).

The Purchase Agreement includes customary representations and warranties, as well as certain covenants, including, among other things, that: (i) we will abide by certain non-solicitation, exclusivity, and non-competition covenants, and (ii) we will enter into a transition services agreement to provide certain transition services related to the Business. The Asset Purchase is anticipated to close in the second quarter of 2021. We will report the results of the miraDry business as discontinued operations beginning in the second quarter of 2021 and expect to recognize a loss between $2.5 million and $3.5 million in the same period.

Prior to entering into the Purchase Agreement, in April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive bioTip utilization to our existing installed base. On December 31, 2020, we eliminated our separate miraDry U.S. salesforce and transitioned miraDry sales responsibility into the Breast Products Business Development team.

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

As an aesthetics company, surgical procedures involving our breast and miraDry products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the three months ended March 31, 2021. While some states have lifted certain restrictions on non-emergency procedures, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products.

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

Our miraDry segment net sales include sales of the miraDry System and consumable bioTips along with service warranties. We recognize revenue on miraDry Systems and bioTips on delivery to the customer. See the “Recent Developments – Sale of the miraDry Business” section above. We defer the value of our service warranty and recognize it over the term of the service warranty contract.

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures and the impact of the pandemic. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

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

Under our Breast Products segment, we provide an assurance and service warranty on our silicone gel breast implants. Under our miraDry segment, we provide an assurance and service warranty on our miraDry Systems, and an assurance warranty on our handpieces and bioTips. See the “Recent Developments – Sale of the miraDry Business” section above. The estimated warranty costs are recorded at the time of sale. Costs related to our service warranty are recorded when expense is incurred related to meeting our performance obligations.

We expect our overall gross margin, which is calculated as net sales less cost of goods sold for a given period divided by net sales, to fluctuate in future periods primarily as a result of quantity of units sold, manufacturing price increases, the changing mix of products sold with different gross margins, warranty costs, overhead costs and targeted pricing programs.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation, consumer marketing, and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program for the Breast Products segment and no-charge product evaluation units for the Breast Products segment, as well as educational and promotional activities. We expect our sales and marketing expenses related to our Breast Products segment to fluctuate in future periods as a result of headcount and timing of our marketing programs. We expect our sales and marketing expense related to our miraDry segment to decrease as we have implemented the organizational efficiency initiative and as a result of the Sale of the miraDry Business.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, and administrative functions. Other G&A expenses include contingent consideration fair market value adjustments, bad debt expense, outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses. We expect future G&A expenses to decrease as we have implemented the organizational efficiency initiative and the Sale of the miraDry Business, but we also expect to continue to incur G&A expenses in connection with operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Statement of operations data
Net sales	$23,236	$16,932
Cost of goods sold	10,935	6,792
Gross profit	12,301	10,140
Operating expenses
Sales and marketing	12,375	16,763
Research and development	2,392	2,908
General and administrative	7,354	9,304
Restructuring	—	1,739
Impairment	—	6,432
Total operating expenses	22,121	37,146
Loss from operations	(9,820)	(27,006)
Other income (expense), net
Interest income	2	180
Interest expense	(2,004)	(1,623)
Change in fair value of derivative liability	(42,740)	(130)
Other income (expense), net	(128)	(33)
Total other income (expense), net	(44,870)	(1,606)
Loss before income taxes	(54,690)	(28,612)
Income tax	—	—
Net loss	$(54,690)	$(28,612)

Net Sales

Net sales increased $6.3 million, or 37.2%, to $23.2 million for the three months ended March 31, 2021 as compared to $16.9 million for the three months ended March 31, 2020. Net sales of our Breast Products segment was $18.3 million, an increase of $5.8 million for the three months ended March 31, 2021, as compared to $12.5 million for the three months ended March 31, 2020, primarily due to an increase in the volume of domestic and international sales of gel implants with additional smaller increases in BioCorneum and expanders. Net sales of our miraDry segment was $4.9 million, an increase of $0.5 million, as compared to $4.5 million for the three months ended March 31, 2020 resulting from an increase in the sales volume of consumable bioTips offset by a decrease in the sales volume of miraDry systems due to the change in the miraDry business strategy.

As of March 31, 2021, our sales organization included 66 U.S. employees and 2 international employees, as compared to 89 U.S. employees and 8 international employees as of March 31, 2020. The decrease is primarily attributed to an overall decrease in sales headcount implemented under the organizational efficiency initiative and the change in miraDry business strategy.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $4.1 million, or 61.0%, to $10.9 million for the three months ended March 31, 2021 as compared to $6.8 million for the three months ended March 31, 2020. The increase was primarily due to an increase in the sales volume of all products in the Breast Products segment, in addition to higher period costs in the miraDry segment as a result of a decline in manufacturing absorption relating to the change in business strategy.

The gross margins for the three months ended March 31, 2021 and 2020 were 52.9% and 59.9%, respectively. The decrease was primarily due to higher period costs in the miraDry segment as a result of a decline in manufacturing absorption relating to the change in business strategy.

Sales and Marketing Expenses

Sales and marketing expenses decreased $4.4 million, or 26.2%, to $12.4 million for the three months ended March 31, 2021 as compared to $16.8 million for the three months ended March 31, 2020. The decrease was due to reductions in marketing events and initiatives, a reduction in consulting fees, and decreases in employee payroll and incentive compensation related expenses as a result of the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

Research and Development Expenses

R&D expenses decreased $0.5 million, or 17.7%, to $2.4 million for the three months ended March 31, 2021 as compared to $2.9 million for the three months ended March 31, 2020. The decrease was primarily due to decreases in employee payroll and incentive compensation related expenses as a result of the organizational efficiency initiative, the change in the miraDry business strategy and other cost saving measures implemented in response to COVID-19.

General and Administrative Expenses

G&A expenses decreased $2.0 million, or 21.0%, to $7.4 million for the three months ended March 31, 2021 as compared to $9.3 million for the three months ended March 31, 2020. The decrease is primarily related to decreases in audit and consulting expenses, bad debt expense, and intangibles amortization expense, offset by increases in expenses related to employee payroll and incentive compensation, legal, and insurance.

Restructuring Expenses

There were no restructuring expenses for the three months ended March 31, 2021, as the organizational efficiency initiative was completed as of December 31, 2020. Restructuring expenses for the three months ended March 31, 2020 consisted primarily of severance expenses of employees affected by the initiative.

Impairment Expenses

There were no impairment expenses for the three months ended March 31, 2021. Impairment expenses for the three months ended March 31, 2020 consisted of impairments of intangible assets in the miraDry reporting unit.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2021 increased $43.3 million as compared to the three months ended March 31, 2020 primarily due to the increase in the fair value of the derivative liability resulting from an increase in the Company’s stock price during the period, and an increase in interest expense and amortization of debt issuance costs and debt discounts associated with our Credit Agreements and convertible note.

Income Tax Expense

For the three months ended March 31, 2021 and 2020 there was no income tax expense.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to decrease following the completion of the organizational efficiency initiative in 2020 and the sale of the miraDry business, but we will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans and convertible note, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings.

Debt financing – recent developments

On February 5, 2021, we entered into a Second Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of our subsidiaries (together with Sientra, the “Borrowers”), the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (the “Restated Term Loan Agreement”). The Restated Term Loan Agreement amends and restates our existing Amended and Restated Credit and Security Agreement (Term Loan), dated as of July 1, 2019.

Also on February 5, 2021, we entered into a Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Borrowers, the lenders party thereto from time to time, and the Agent (the “Revolving Loan Amendment”). The Revolving Loan Amendment modified the Net Revenue (as defined therein) requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Revolving Loan Amendment made other conforming changes to the Restated Term Loan Agreement.

See Note 6 to the condensed consolidated financial statements for a full description of all of our long-term debt, revolving line of credit, convertible note, and PPP loan.

Equity financing – recent developments

On February 8, 2021, we completed a follow-on public offering of 5,410,628 shares of common stock at $6.75 per share, as well as 811,594 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $39.2 million after deducting underwriting discounts and commissions of approximately $2.5 million and offering expenses of approximately $0.3 million.

As of March 31, 2021, we had $80.4 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities and activities relating to commercialization and increases in working capital. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM, Vesta, and the tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(12,667)	$(27,189)
Investing activities	(1,321)	(1,206)
Financing activities	39,393	52,849
Net change in cash, cash equivalents and restricted cash	$25,405	$24,454

Cash used in operating activities

Net cash used in operating activities was $12.7 million during the three months ended March 31, 2021 as compared to $27.2 million during the three months ended March 31, 2020. The decrease in cash used in operating activities between the three months ended March 31, 2021 and 2020 was primarily associated with a decrease in operating expenses in addition to a smaller increase in working capital.

Cash used in investing activities

Net cash used in investing activities was $1.3 million during the three months ended March 31, 2021 and 2020. The slight increase in cash used in investing activities was due to an increase in property and equipment purchases.

Cash provided by financing activities

Net cash provided by financing activities was $39.4 million during the three months ended March 31, 2021 as compared to $52.8 million during the three months ended March 31, 2020. The decrease in cash provided by financing activities was primarily the result of the issuance of the convertible note in the prior period which did not reoccur in the current period, offset by increases in the proceeds from the issuance of common stock from the follow-on offering in the current period.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we had $80.4 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and interim CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Quarterly Report in Note 11 of the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

Failure to complete the sale of our miraDry Business could negatively impact us and our business, prospects, financial condition, cash flow or results of operations.

On May 11, 2021, we entered into an Asset Purchase Agreement pursuant to which we will sell substantially all of the assets of the miraDry business, or “sale of the miraDry Business”. Such sale is subject to numerous closing conditions, some of which are out of our control, and there can be no assurances that the sale of the miraDry Business will be completed in the expected timeline or at all. The price of our common stock may decline to the extent that its current market price reflects a market assumption that the sale of the miraDry Business will be completed. In addition, substantial resources have been diverted and will continue to be diverted toward the completion of the sale of the miraDry Business, for which we will have received little or no benefit if the sale of the miraDry Business does not close. We have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction and transition costs in connection with the sale of the miraDry Business. We must pay these costs whether or not the sale is completed, and they could adversely affect our financial condition and results of operations. Furthermore, we may experience negative reactions from our stockholders, partners, employees, suppliers, dealers and others who deal with us, and the failure to consummate the sale of the miraDry Business could result in negative publicity and a negative impression of us in the investment community, any of which could have an adverse effect on our business, prospects, financial condition, cash flow and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

10.1†

Second Amended and Restated Credit and Security Agreement (Term Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 8, 2021).

10.2†

Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2021).

10.3†	Employment Agreement, dated September 18, 2017, by and between the Company and Valerie Miller (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 11, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract of compensatory plan.

†

Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company has determined that such omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIENTRA, INC.

May 11, 2021	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

May 11, 2021	By:	/s/ Valerie Miller
Valerie Miller
Interim Chief Financial Officer and VP Corporate Controller