Form 10-Q
period 2021-06-30
Sientra, Inc.
filed 2021-08-10
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 57,997,006.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page

Part I — Financial Information	3

Item 1. Condensed Consolidated Financial Statements - Unaudited	3
Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	4
Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Period from December 31, 2019 through June 30, 2020 and December 31, 2020 through June 30, 2021	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39

Part II — Other Information	40

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	41

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “Sientra Smooth”, “Sientra Teardrop”, “Allox”, “Allox2”, “Anatomical Controlled”, “BIOCORNEUM”, “Curve”, “Dermaspan”, “Luxe”, “Softspan”, and “Silishield” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$82,417	$54,967
Accounts receivable, net of allowances of $1,591 and $1,047 at June 30, 2021 and December 31, 2020, respectively	21,319	19,771
Inventories, net	45,306	39,168
Prepaid expenses and other current assets	2,492	1,891
Current assets of discontinued operations	4	13,475
Total current assets	151,538	129,272
Property and equipment, net	13,846	12,301
Goodwill	9,202	9,202
Other intangible assets, net	8,776	9,387
Other assets	7,170	8,011
Non-current assets of discontinued operations	—	805
Total assets	$190,532	$168,978
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$6,652	$4,670
Accounts payable	6,369	5,799
Accrued and other current liabilities	19,621	28,408
Customer deposits	27,737	17,905
Sales return liability	10,572	9,192
Current liabilities of discontinued operations	1,134	4,686
Total current liabilities	72,085	70,660
Long-term debt	60,577	60,500
Derivative liability	76,580	26,570
Deferred and contingent consideration	2,662	2,350
Warranty reserve and other long-term liabilities	9,504	9,455
Total liabilities	221,408	169,535
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 57,929,094 and 50,712,151 and outstanding 57,856,367 and 50,639,424 shares at June 30, 2021 and December 31, 2020, respectively	579	506
Additional paid-in capital	602,491	558,059
Treasury stock, at cost (72,727 shares at June 30, 2021 and December 31, 2020)	(260)	(260)
Accumulated deficit	(633,686)	(558,862)
Total stockholders’ equity (deficit)	(30,876)	(557)
Total liabilities and stockholders’ equity (deficit)	$190,532	$168,978

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$20,103	$9,309	$38,415	$21,780
Cost of goods sold	8,838	4,047	16,997	8,782
Gross profit	11,265	5,262	21,418	12,998
Operating expenses:
Sales and marketing	10,477	5,443	22,296	14,889
Research and development	2,400	2,113	4,595	4,364
General and administrative	7,545	6,941	15,456	14,738
Restructuring	—	3	—	831
Total operating expenses	20,422	14,500	42,347	34,822
Loss from operations	(9,157)	(9,238)	(20,929)	(21,824)
Other income (expense), net:
Interest income	1	17	3	197
Interest expense	(2,113)	(3,606)	(4,117)	(5,229)
Change in fair value of derivative liability	(7,270)	(18,380)	(50,010)	(18,510)
Other income (expense), net	—	(1)	(97)	36
Total other income (expense), net	(9,382)	(21,970)	(54,221)	(23,506)
Loss from continuing operations before income taxes	(18,539)	(31,208)	(75,150)	(45,330)
Income tax expense (benefit)	—	—	—	—
Loss from continuing operations	(18,539)	(31,208)	(75,150)	(45,330)
Income (loss) from discontinued operations, net of income taxes	(1,595)	(3,069)	326	(17,559)
Net loss	$(20,134)	$(34,277)	$(74,824)	$(62,889)
Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.32)	$(0.62)	$(1.34)	$(0.91)
Discontinued operations	(0.03)	(0.06)	0.01	(0.35)
Basic and diluted net loss per share	$(0.35)	$(0.68)	$(1.34)	$(1.26)
Weighted average outstanding common shares used for net loss per share attributable to common stockholders:
Basic and diluted	57,647,883	50,145,538	56,003,274	50,031,105

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Issuance of common stock through ATM	—	—	37,000	1	—	—	263	—	264
Stock-based compensation	—	—	—	—	—	—	2,000	—	2,000
Employee stock purchase program (ESPP)	—	—	113,615	1	—	—	533	—	534
Vested restricted stock	—	—	472,914	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(157,412)	(2)	—	—	(1,199)	—	(1,201)
Net loss	—	—	—	—	—	—	—	(28,612)	(28,612)
Balances at March 31, 2020	—	$—	50,079,024	$500	72,727	$(260)	$552,154	$(497,527)	$54,867
Stock-based compensation	—	—	—	—	—	—	1,718	—	1,718
Stock option exercises	—	—	5,454	—	—	—	13	—	13
Employee stock purchase program (ESPP)	—	—	(1,012)	—	—	—	(5)	—	(5)
Vested restricted stock	—	—	363,795	4	—	—	(4)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(91,529)	(1)	—	—	(226)	—	(227)
Net loss	—	—	—	—	—	—	—	(34,277)	(34,277)
Balances at June 30, 2020	—	$—	50,355,732	$503	72,727	$(260)	$553,650	$(531,804)	$22,089

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	6,222,222	62	—	—	39,164	—	39,226
Stock-based compensation	—	—	—	—	—	—	3,163	—	3,163
Stock option exercises	—	—	12,727	—	—	—	51	—	51
Employee stock purchase program (ESPP)	—	—	95,919	1	—	—	322	—	323
Vested restricted stock	—	—	554,896	6	—	—	752	—	758
Shares withheld for tax obligations on vested RSUs	—	—	(82,830)	(1)	—	—	(1,214)	—	(1,215)
Net loss	—	—	—	—	—	—	—	(54,690)	(54,690)
Balances at March 31, 2021	—	$—	57,515,085	$574	72,727	$(260)	$600,297	$(613,552)	$(12,941)
Stock-based compensation	—	—	—	—	—	—	2,584	—	2,584
Stock option exercises	—	—	23,636	1	—	—	94	—	95
Vested restricted stock	—	—	471,759	5	—	—	242	—	247
Shares withheld for tax obligations on vested RSUs	—	—	(81,386)	(1)	—	—	(726)	—	(727)
Net loss	—	—	—	—	—	—	—	(20,134)	(20,134)
Balances at June 30, 2021	—	$—	57,929,094	$579	72,727	$(260)	$602,491	$(633,686)	$(30,876)

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(74,824)	$(62,889)
Income (loss) from discontinued operations, net of income taxes	326	(17,559)
Loss from continuing operations, net of income taxes	(75,150)	(45,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,110	1,194
Provision for doubtful accounts	618	336
Provision for warranties	444	201
Provision for inventory	427	1,047
Fair value adjustments to derivative liability	50,010	18,510
Fair value adjustments of other liabilities held at fair value	49	(22)
Amortization of debt discount and issuance costs	1,722	2,559
Stock-based compensation expense	5,747	3,768
Payments of contingent consideration liability in excess of acquisition-date fair value	(2,416)	—
Other non-cash adjustments	459	85
Changes in operating assets and liabilities:
Accounts receivable	(2,167)	(261)
Inventories	(6,565)	(4,473)
Prepaid expenses, other current assets and other assets	126	(606)
Accounts payable, accrueds, and other liabilities	(1,465)	(9,981)
Customer deposits	9,832	2,056
Sales return liability	1,380	(597)
Net cash flow from operating activities - continuing operations	(14,839)	(31,514)
Net cash flow from operating activities - discontinued operations	(263)	(15,085)
Net cash used in operating activities	(15,102)	(46,599)
Cash flows from investing activities:
Purchase of property and equipment	(3,170)	(2,115)
Net cash flow from investing activities - continuing operations	(3,170)	(2,115)
Net cash flow from investing activities - discontinued operations	11,314	(80)
Net cash provided by (used in) investing activities	8,144	(2,195)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	1,474	529
Net proceeds from issuance of common stock	39,226	264
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(1,942)	(1,428)
Gross borrowings under the Term Loan	1,000	—
Repayments under the Term Loan	—	(25,000)
Gross borrowings under the PPP loan	—	6,652
Repayment of the Revolving Loan	—	(6,508)
Net proceeds from issuance of the Convertible Note	—	60,000
Payments of contingent consideration up to acquisition-date fair value	(4,550)	—
Deferred financing costs	(800)	(1,524)
Net cash provided by financing activities	34,408	32,985
Net increase (decrease) in cash, cash equivalents and restricted cash	27,450	(15,809)
Cash, cash equivalents and restricted cash at:
Beginning of period	55,300	87,951
End of period	$82,750	$72,142

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	82,417	$71,799
Restricted cash included in other assets	333	343
Total cash, cash equivalents and restricted cash	$82,750	$72,142

Supplemental disclosure of cash flow information:
Interest paid	$2,082	$2,742
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	265	236
Deferred financing costs in accounts payable and accrued liabilities	—	1,487

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, or the Annual Report. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

As a result of the miraDry Sale discussed in Note 2, the miraDry business met the criteria to be reported as discontinued operations. Therefore, the Company is reporting the historical results of miraDry, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of the Sale. Unless otherwise noted, the accompanying notes to the unaudited condensed consolidated financial statements have all been revised to reflect continuing operations only. As discussed in Note 11, following the Sale the Company has one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products.

b.	Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. The Company expects its operating expenses will remain consistent with the current period and will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans and the convertible note, sales of products since 2012, and the proceeds from the sale of common stock in public offerings. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

Sale of the miraDry business

As mentioned above and discussed in Note 2, on May 11, 2021, the Company entered into a Purchase Agreement, pursuant to which the Company sold the miraDry business. On June 10, 2021, the Company received $11.3 million in cash.

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

Also on February 5, 2021, the Company entered into a Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), by and among the Borrowers, the lenders party thereto from time to time, and the Agent (the “Revolving Loan Amendment”). The Revolving Loan Amendment modified the Net Revenue (as defined therein) requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Revolving Loan Amendment made other conforming changes to the Restated Term Loan Agreement.

See Note 7 to the condensed consolidated financial statements for a full description of all of the Company’s long-term debt, revolving line of credit, convertible note, and Paycheck Protection Program (PPP) loan.

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

As of June 30, 2021, the Company had cash and cash equivalents of $82.4 million. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months.
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

Since December 2019, the global spread of COVID-19 has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the non-essential healthcare industry (among others), a global economic slowdown, and could lead to a global recession. The cumulative effect of these disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The COVID-19 pandemic continues to evolve and the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, and employee-related amounts, will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, hospitals and healthcare systems patient capacity, and the willingness and ability of patients to seek medical procedures due to safety concerns or financial hardship. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

As an aesthetics company, surgical procedures involving the Company’s breast products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed the Company’s revenues since the second quarter of 2020 and continued to harm the Company’s revenues during the six months ended June 30, 2021. While many states have lifted certain restrictions on non-emergency procedures, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products.

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

f.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
2.	Discontinued Operations

On June 10, 2021, the Company completed the sale of its miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of the Company’s strategic decision to focus investment on its core Plastic Surgery segment, formerly known as Breast Products. The Sale was made pursuant to the terms and conditions of the Asset Purchase Agreement (the “Purchase Agreement”), dated May 11, 2021, among the Company and certain of its subsidiaries, Buyer, and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP. The aggregate purchase price was $10.0 million, which after certain adjustments for agreed upon changes in the estimated net asset value amount of purchased assets and assumed liabilities resulted in net upfront cash proceeds to the Company of approximately $11.3 million. In connection with the Sale, the Company recognized a loss on sale of $2.5 million for the three and six months ended June 30, 2021.

Subject to the terms and conditions of the Purchase Agreement, additional post close adjustments to the purchase price may be required based on the final net asset value of purchased assets and assumed liabilities as of the date of close, which is expected to be finalized within 120 days after the transaction close date. As such, a change in the loss associated with the Sale could occur in a future period, including upon such finalization of the purchase price with the Buyer.

In accordance with the Purchase Agreement, assumed liabilities did not include product liabilities, environmental, and employee claims arising prior to the closing date. The Purchase Agreement also included customary representations and warranties, as well as certain covenants, including, among other things, that: (i) the Company will abide by certain non-solicitation, exclusivity, and non-competition covenants, and (ii) the Company would enter into a transition services agreement (“TSA”) to provide certain transition services related to the business.

Under the TSA, the Company will provide certain post-closing services to the Buyer related to the miraDry business for a period of up to six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer will reimburse the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.2 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the three months ended June 30, 2021. As of June 30, 2021, the Company has not received any payments relating to the TSA services and has recorded a receivable of $0.2 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, the Company received $1.8 million in customer payments during the period from June 10, 2021 through June 30, 2021, and has recorded a $1.8 million payable in accounts payable on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer will sublease the miraDry office space in Santa Clara, CA. The sublease term is for an initial period of six months, with a first option period of an additional six months and a subsequent option period of twelve months. During the three months ended June 30, 2021, the Company recognized $0.1 million of sublease income in general and administrative expenses in the condensed consolidated statements of operations.

The Sale met the discontinued operations criteria given that the business is a component and represented a strategic shift. The following table presents the aggregate carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

	June 30,	December 31,
	2021	2020
Assets of discontinued operations:
Accounts receivable, net	$—	$3,732
Inventories, net	—	9,480
Prepaid expenses and other current assets	4	263
Current assets of discontinued operations	4	13,475
Property and equipment, net	—	805
Total assets of discontinued operations	$4	$14,280
Liabilities of discontinued operations:
Accounts payable	$6	$704
Accrued and other current liabilities	1,128	3,982
Total liabilities of discontinued operations	$1,134	$4,686

The results of operations for the miraDry business were included in income (loss) from discontinued operations on the accompanying condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$4,423	$3,139	$9,347	$7,600
Cost of goods sold	2,030	1,503	4,805	3,560
Gross profit	2,393	1,636	4,542	4,040
Operating expenses	1,491	4,711	1,687	21,535
Income (loss) from operations of discontinued operations	902	(3,075)	2,855	(17,495)
Other income (expense), net	(45)	6	(77)	(64)
Income (loss) from discontinued operations before income taxes	857	(3,069)	2,778	(17,559)
Loss on sale of discontinued operations before income taxes	(2,452)	—	(2,452)	—
Total income from discontinued operations before income taxes	(1,595)	(3,069)	326	(17,559)
Income tax expense (benefit)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(1,595)	$(3,069)	$326	$(17,559)

The results of the miraDry business, including the results of operations, cashflows, and related assets and liabilities are reported as discontinued operations for all periods presented herein.
3.	Revenue

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Typical payment terms are 30 days.

Revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, and BIOCORNEUM, along with service-type warranties. Other deliverables are sometimes promised but are ancillary and insignificant in the context of the contract as a whole. Revenue is allocated to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on observable prices for all performance obligations with the exception of the service-type warranty under the Platinum20 Limited Warranty Program, or Platinum20.

The liability for unsatisfied performance obligations under the service warranty as of June 30, 2021 were as follows:

Six Months Ended June 30,
2021
Balance as of December 31, 2020	$1,945
Additions and adjustments	890
Revenue recognized	(275)
Balance as of June 30, 2021	$2,560

Revenue for service warranties are recognized ratably over the term of the agreements. Specifically for Platinum20, the performance obligation is satisfied at the time that the benefits are provided and are expected to be satisfied over the following 3 to 24 month period for financial assistance and 20 years for product replacement.

For delivery of promised products, control transfers and revenue is recognized upon shipment, unless the contractual arrangement requires transfer of control when products reach their destination, for which revenue is recognized once the product arrives at its destination. A portion of the Company’s revenue is generated from the sale of consigned inventory of breast implants and tissue expanders maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been used, not when the consigned products are delivered to the customer’s location.

Sales Return Liability

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

	Six Months Ended June 30,
	2021	2020
Beginning balance	$9,192	$8,116
Addition to reserve for sales activity	77,464	49,911
Actual returns	(74,905)	(50,450)
Change in estimate of sales returns	(1,179)	(59)
Ending balance	$10,572	$7,518

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, contingent consideration, and the convertible feature related to the convertible note are discussed in Note 5. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of June 30, 2021, the carrying value of the long-term debt was not materially different from the fair value. As of June 30, 2021, the carrying value and fair value of the convertible note were as follows (in thousands):

	June 30, 2021
	Carrying Value	Fair Value
Convertible note	$45,879	$42,030

5.	Balance Sheet Components
a.	Inventories

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$2,105	$3,788
Work in progress	6,881	10,710
Finished goods	32,620	21,254
Finished goods - right of return	3,700	3,416
	$45,306	$39,168

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Leasehold improvements	$2,574	$2,523
Manufacturing equipment and toolings	9,032	8,362
Computer equipment	3,914	2,522
Software	3,692	3,010
Office equipment	167	167
Furniture and fixtures	1,184	1,040
	20,563	17,624
Less accumulated depreciation	(6,717)	(5,323)
	$13,846	$12,301

Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.8 million and $0.4 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1.5 million and $0.5 million, respectively.

c.	Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill during the six months ended June 30, 2021 and the year ended December 31, 2020 were as follows (in thousands):

Plastic Surgery
Balances as of December 31, 2020
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202
Balances as of June 30, 2021
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202

As of June 30, 2021, the Plastic Surgery reporting unit had a negative carrying value.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 30, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,040)	$900
Trade names - finite life	12	800	(356)	444
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(1,258)	6,982
Total definite-lived intangible assets		$16,443	$(8,117)	$8,326

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,856)	$1,084
Trade names - finite life	12	800	(322)	478
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(865)	7,375
Total definite-lived intangible assets		$16,443	$(7,506)	$8,937

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for both the three months ended June 30, 2021 and 2020 were $0.3 million. Amortization expense for the six months ended June 30, 2021 and 2020 was $0.6 million and $0.7 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's definite-lived intangible assets as of June 30, 2021 (in thousands):

Amortization
Period	Expense
2021	$610
2022	1,163
2023	1,092
2024	948
2025	805
Thereafter	3,708
$8,326

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and related expenses	$3,438	$3,003
Accrued severance	241	2,900
Accrued commissions	2,830	4,734
Accrued manufacturing	102	225
Deferred and contingent consideration, current portion	3,197	10,146
Audit, consulting and legal fees	76	48
Accrued sales and marketing expenses	157	300
Lease liabilities	1,555	1,588
Other	8,025	5,464
	$19,621	$28,408

e.	Accrued warranties

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance as of January 1	$1,934	$1,397
Warranty costs incurred during the period	(109)	(51)
Changes in accrual related to warranties issued during the period	432	206
Changes in accrual related to pre-existing warranties	12	(5)
Balance as of June 30	$2,269	$1,547

As of June 30, 2021 and 2020, both balances are included in “Warranty reserve and other long-term liabilities”.

f.	Liabilities measured at fair value

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

Contingent consideration

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. The contingent consideration related to the acquisition of BIOCORNEUM consist of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the revenue discount rate, which was 21.0%. The contingent consideration for milestone payments related to the acquisition of miraDry was based on the timing of achievement of target net sales, which is estimated based on an internal management forecast. The significant assumption utilized in the fair value measurement was the miraDry company discount rate, which was 11.2%. As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	$—	$—	$—
Liability for contingent consideration	—	—	109	109
Liability for derivative	—	—	76,580	76,580
	$—	$—	$76,689	$76,689

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for common stock warrants	$—	$—	$—	$—
Liability for contingent consideration	—	—	7,026	7,026
Liability for derivative	—	—	26,570	26,570
	$—	$—	$33,596	$33,596

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

	Contingent consideration liability	Derivative liability
Balance, December 31, 2020	$7,026	$26,570
Change in fair value	49	50,010
Settlements	(6,966)	—
Balance, June 30, 2021	$109	$76,580

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

6.	Leases

Components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	Operating expenses	$405	$428	$834	$841
Operating lease cost	Inventory	124	117	223	233
Sublease income	Operating expenses	(69)	—	(69)	—
Total operating lease cost		$460	$545	$988	$1,074
Finance lease cost
Amortization of right-of-use assets	Operating expenses	9	10	18	21
Amortization of right-of-use assets	Inventory	12	9	23	13
Interest on lease liabilities	Other income (expense), net	2	3	4	4
Total finance lease cost		$23	$22	$45	$38
Total lease cost		$483	$567	$1,033	$1,112

As mentioned above in Note 2, as part of the sale of the miraDry business the Company entered into a sublease agreement whereby the Buyer will sublease the miraDry office space in Santa Clara, CA. The initial sublease term is for six months, with a first option period of an additional six months and a subsequent option period of twelve months. During the initial term of six months, the Company expects cash receipts of approximately $0.5 million.

Short-term lease expense for the three and six months ended June 30, 2021 and 2020 was not material.

Supplemental cash flow information related to operating and finance leases for the six months ended June 30, 2021 was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$824	$909
Operating cash outflows from finance leases	42	36
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,106
Finance leases	—	157

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	June 30,	December 31,
	2021	2020
Reported as:
Other assets
Operating lease right-of-use assets	$6,370	$7,176
Finance lease right-of-use assets	117	158
Total right-of use assets	$6,487	$7,334
Accrued and other current liabilities
Operating lease liabilities	$1,476	$1,504
Finance lease liabilities	78	84
Warranty reserve and other long-term liabilities
Operating lease liabilities	5,206	5,946
Finance lease liabilities	53	77
Total lease liabilities	$6,813	$7,611
Weighted average remaining lease term (years)
Operating leases	4	5
Finance leases	2	2
Weighted average discount rate
Operating leases	7.81%	7.75%
Finance leases	6.22%	6.15%

As of June 30, 2021, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2021	$1,054	$48	$1,102
2022	1,920	57	1,977
2023	1,968	32	2,000
2024	1,507	1	1,508
2025	579	—	579
2026 and thereafter	955	—	955
Total lease payments	$7,983	$138	$8,121
Less imputed interest	1,301	7	1,308
Total lease liabilities	$6,682	$131	$6,813

7.	Debt

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

On February 5, 2021, the Company entered into a Second Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (the “Restated Term Loan Agreement”). The Restated Term Loan Agreement amends and restates the Company’s existing Amended and Restated Credit and Security Agreement, dated as of July 1, 2019. Pursuant to the Restated Term Loan Agreement, tranche 3 commitments were reduced from $15 million to $1 million and were advanced on the effective date of the Restated Term Loan Agreement and the remaining unfunded tranche of $15 million was revised to two $5 million tranche commitments, with tranche 4 availability commencing on July 1, 2021 and tranche 5 availability commencing July 1, 2022. The parties agreed to extend the last day of the interest only period for all tranches from July 31, 2021 in the Existing Term Loan Agreement to December 31, 2022 in the Restated Term Loan Agreement. The Restated Term Loan Agreement contains certain minimum net revenue requirements based on the Company’s 12-month trailing net revenue, as well as certain minimum unrestricted cash requirements that increase upon the funding of the tranche 4 and tranche 5 loans. The exit fee was modified to apply only to the amount of any tranche 4 and 5 loans advanced. Finally, in connection with the Restated Term Loan Agreement, the Company agreed to pay an amendment fee of $750,000.

As of June 30, 2021, there was $16.0 million of outstanding principal related to the term loans and $1.3 million of unamortized debt issuance costs which are included in “Long-term debt” on the condensed consolidated balance sheets.

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

As of June 30, 2021, there were no borrowings outstanding under the Revolving Loan. As of June 30, 2021, the unamortized debt issuance costs related to the revolving loan was approximately $0.1 million and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for the three months ended June 30, 2021 and 2020 were $0.1 million and $0.4 million, respectively. The amortization of debt issuance costs on the term loan and revolving loan for the six months ended June 30, 2021 and 2020 was $0.3 million and $0.5 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

The initial embedded derivative liability of $16.1 million was recorded as a non-current liability on the condensed consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting non-cash gain or loss related to the change in the fair value being charged to earnings (loss). As of June 30, 2021, the fair value of the derivative liability was $76.6 million. A corresponding debt discount to the initial embedded derivative liability of $16.1 million and issuance costs of $1.5 million were recorded on the issuance date and is netted against the principal amount of the Note. As of June 30, 2021, the unamortized debt discount and issuance costs were $14.1 million. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For both the three months ended June 30, 2021 and 2020, the amortization of the convertible debt discount and issuance costs were $0.7 million. For the six months ended June 30, 2021 and 2020, the amortization of the convertible debt discount and issuance costs were $1.4 million and $0.8 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations.

CARES Act

On April 20, 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, from Silicon Valley Bank, or the Lender. The PPP Loan matures on April 20, 2022, or the Maturity Date, and bears interest at a rate of 1.0% per annum. Under the terms of the PPP Loan, the Company will make no payments until the date which forgiveness of the PPP Loan is determined, which can be up to 10 months following the end of the covered period (which is defined as 24 weeks from the date of the loan), or the Deferral Period. Commencing one month after the expiration of the Deferral Period, and continuing on the same day of each month until the Maturity Date, the Company will pay to Lender monthly payments of principal and interest, in an amount required to fully amortize the principal amount outstanding on the PPP Loan on the last day of the Deferral Period by the Maturity Date. As of June 30, 2021, $6.7 million is recorded in “Current portion of long-term debt” on the Company’s condensed consolidated balance sheets.

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

On July 30, 2021, the Company was notified by Silicon Valley Bank that they received payment in full from the Small Business Administration for the amount of the Company's PPP Loan and the Company's PPP Loan had been fully forgiven.

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of June 30, 2021 was as follows (in thousands):

Fiscal Year
Remainder of 2021	$3,326
2022	3,326
2023	10,105
2024	5,895
2025	60,000
Total	$82,652

8.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2021 and December 31, 2020, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts, or the Original Warrants, and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. The warrants within Tranche A expired on January 17, 2020, the warrants within Tranche B expired on August 1, 2020, and the warrants within Tranche C expired on December 13, 2020. As of June 30, 2021, there were warrants within Tranche D to purchase an aggregate of 17,040 shares of common stock outstanding.

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

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees.  A total of 1,027,500 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. As of June 30, 2021, a total of 1,715,812 shares of the Company’s common stock were available for issuance under the 2014 Plan.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards, or collectively, stock awards, all of which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company.  As of June 30, 2021, inducement grants for 1,822,120 shares of common stock have been awarded, and 665,929 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2020	1,959,501	$4.79	5.92
Exercised	(36,363)	3.99
Forfeited	(111,587)	7.39
Balances at June 30, 2021	1,811,551	$4.65	5.71

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for the three and six months ended June 30, 2021 were $0.2 million and $0.3 million, respectively. There was no stock-based compensation expense related to stock options for the three and six months ended June 30, 2020. As of June 30, 2021, unrecognized compensation costs related to stock options was $1.8 million.

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

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2020	3,093,790	$6.97
Granted	1,474,916	7.34
Vested	(1,026,655)	5.82
Forfeited	(202,893)	2.19
Balances at June 30, 2021	3,339,158	$7.78

Stock-based compensation expense for RSUs for the three months ended June 30, 2021 and 2020 was $2.3 million and $1.5 million, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2021 and 2020 was $5.2 million and $3.4 million, respectively. As of June 30, 2021, there was $13.4 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2.04 years.

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

During the six months ended June 30, 2021, employees purchased 95,919 shares of common stock at a weighted average price of $3.37 per share. As of June 30, 2021, the number of shares of common stock available for future issuance was 1,356,767.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.2 million for both the three months ended June 30, 2021 and 2020. Stock-based compensation expense related to the ESPP was $0.3 million for both the six months ended June 30, 2021 and 2020.

f.	Significant Modifications

During the six months ended June 30, 2021 and 2020, there were no material modifications of equity awards.

9.	Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss from continuing operations	$(18,539)	$(31,208)	$(75,150)	$(45,330)
Income (loss) from discontinued operations, net of income taxes	(1,595)	(3,069)	326	(17,559)
Net loss	$(20,134)	$(34,277)	$(74,824)	$(62,889)
Weighted average common shares outstanding, basic and diluted	57,647,883	50,145,538	56,003,274	50,031,105
Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.32)	$(0.62)	$(1.34)	$(0.91)
Discontinued operations	(0.03)	(0.06)	0.01	(0.35)
Basic and diluted net loss per share	$(0.35)	$(0.68)	$(1.34)	$(1.26)

The Company excluded the following potentially dilutive securities, outstanding as of June 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	June 30,
	2021	2020
Stock options to purchase common stock	1,811,551	1,583,631
Warrants for the purchase of common stock	17,040	32,375
Equity contingent consideration	607,442	607,442
Stock issuable upon conversion of convertible note	16,175,862	19,733,352
	18,611,895	21,956,800

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the three and six months ended June 30, 2021 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive.
10.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and six months ended June 30, 2021 and 2020.

11.	Segment Information

Following the sale of the miraDry business on June 10, 2021, the Company has one reportable segment named Plastic Surgery, formally known as Breast Products. The Plastic Surgery segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra Round, Sientra Teardrop, AlloX2, Dermaspan, Softspan and BIOCORNEUM.

The net sales, net operating loss and net assets for the Plastic Surgery segment are presented in the condensed consolidated statement of operations and condensed consolidated balance sheets as continuing operations.

12.	Commitments and Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer the Court granted in a tentative ruling dated March 9, 2021 with leave to replead. The Plaintiffs filed an amended complaint on April 6, 2021 and the Company filed a demurrer to that complaint on May 6, 2021. Briefing on the demurrer is complete and oral argument is presently scheduled for September 2021. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. The Company filed a motion to dismiss the complaint on December 7, 2020. Briefing on the motion is complete and oral argument is presently scheduled for January 2022. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

13. Subsequent Events

On July 30, 2021, the Company was notified by Silicon Valley Bank that they received payment in full from the Small Business Administration for the amount of the Company's PPP Loan and the Company's PPP Loan had been fully forgiven.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 11, 2021, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc. and its consolidated subsidiaries.

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

As discussed in Recent developments below, we completed the sale of the miraDry business on June 10, 2021, and as a result the miraDry business met the criteria to be reported as discontinued operations. Therefore, we are reporting the historical results of miraDry, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of the Sale. Unless otherwise noted, the unaudited condensed consolidated financial statements have all been revised to reflect continuing operations only. Following the Sale, we have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products.

Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders and scar management products. We currently sell our products in the U.S. through a direct sales organization, which as of June 30, 2021, consisted of 63 employees, including 8 sales managers.

Recent developments

Sale of the miraDry Business

On June 10, 2021, we completed the sale of the miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of our strategic decision to focus investment on the core Plastic Surgery segment, formerly known as Breast Products. The Sale was made pursuant to the terms and conditions of the Asset Purchase Agreement (the “Purchase Agreement”), dated May 11, 2021, among us and certain of our subsidiaries, Buyer, and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP. The aggregate purchase price was $10.0 million, which after certain adjustments for agreed upon changes in the estimated net asset value amount of purchased assets and assumed liabilities resulted in net upfront cash proceeds to us of approximately $11.3 million. In connection with the Sale, we recognized a loss on sale of $2.5 million for the three and six months ended June 30, 2021.

Subject to the terms and conditions of the Purchase Agreement, additional post close adjustments to the purchase price may be required based on the final net asset value of purchased assets and assumed liabilities as of the date of close, which is expected to be finalized within 120 days after the transaction close date. As such, a change in the loss associated with the Sale could occur in a future period, including upon such finalization of the purchase price with the Buyer.

In accordance with the Purchase Agreement, assumed liabilities did not include product liabilities, environmental, and employee claims arising prior to the closing date. The Purchase Agreement also included customary representations and warranties, as well as certain covenants, including, among other things, that: (i) we will abide by certain non-solicitation, exclusivity, and non-competition covenants, and (ii) we would enter into a transition services agreement to provide certain transition services related to the Business.

Prior to entering into the Purchase Agreement, in April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive bioTip utilization to our existing installed base. On December 31, 2020, we eliminated our separate miraDry U.S. salesforce and transitioned miraDry sales responsibility into the Plastic Surgery Business Development team.

COVID-19 Pandemic

Since December 2019, the global spread of COVID-19 has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the non-essential healthcare industry (among others), a global economic slowdown, and could lead to a global recession. The cumulative effect of these disruptions have had, and may continue to have, an adverse impact on our business and results of operations. The COVID-19 pandemic continues to evolve and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, and employee-related amounts, will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, hospitals and healthcare systems patient capacity, and the willingness and ability of patients to seek medical procedures due to safety concerns or financial hardship. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

As an aesthetics company, surgical procedures involving our breast products are susceptible to local and national government restrictions, such as social distancing, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the six months ended June 30, 2021. While many states have lifted certain restrictions on non-emergency procedures, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products.

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

Components of Operating Results

Net Sales

Our net sales include sales of silicone gel breast implants, tissue expanders and BIOCORNEUM. We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. We defer the value of our service warranty revenue and recognize it once all performance obligations have been met.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation, consumer marketing, and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program and no-charge product evaluation units, as well as educational and promotional activities. We expect our sales and marketing expenses to fluctuate in future periods as a result of headcount and timing of our marketing programs.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, and administrative functions. Other G&A expenses include contingent consideration fair market value adjustments, bad debt expense, outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses. We expect future G&A expenses to remain consistent with the current period, and we also expect to continue to incur G&A expenses in connection with operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(In thousands)
Statement of operations data
Net sales	$20,103	$9,309
Cost of goods sold	8,838	4,047
Gross profit	11,265	5,262
Operating expenses
Sales and marketing	10,477	5,443
Research and development	2,400	2,113
General and administrative	7,545	6,941
Restructuring	—	3
Total operating expenses	20,422	14,500
Loss from operations	(9,157)	(9,238)
Other income (expense), net
Interest income	1	17
Interest expense	(2,113)	(3,606)
Change in fair value of derivative liability	(7,270)	(18,380)
Other income (expense), net	—	(1)
Total other income (expense), net	(9,382)	(21,970)
Loss from continuing operations before income taxes	(18,539)	(31,208)
Income tax	—	—
Loss from continuing operations	(18,539)	(31,208)
Loss from discontinued operations, net of income taxes	(1,595)	(3,069)
Net loss	$(20,134)	$(34,277)

Net Sales

Net sales increased $10.8 million, or 116.0%, to $20.1 million for the three months ended June 30, 2021 as compared to $9.3 million for the three months ended June 30, 2020. The increase was primarily due to an increase in the volume of domestic and international sales of gel implants with additional smaller increases in BioCorneum and expanders. Additionally, the Company’s net sales were less impacted by the COVID-19 pandemic in the current period in comparison to the prior period.

As of June 30, 2021, our sales organization included 63 employees, as compared to 52 employees as of June 30, 2020. The increase is primarily attributed to additional Plastic Surgery sales representatives.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $4.8 million, or 118.4%, to $8.8 million for the three months ended June 30, 2021 as compared to $4.0 million for the three months ended June 30, 2020. The increase was primarily due to an increase in the sales volume of all products.

The gross margins for the three months ended June 30, 2021 and 2020 were 56.0% and 56.5%, respectively. The decrease was primarily due to lower margins on international gel implant sales as a result of our entry into the Japan market and an increase in period distribution and production costs, partially offset by a reduction in inventory reserves.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.0 million, or 92.5%, to $10.5 million for the three months ended June 30, 2021 as compared to $5.4 million for the three months ended June 30, 2020. The increase was primarily due to increases in employee payroll, commissions, and shipping expenses associated with increased sales headcount and the increased volume of sales of products.

Research and Development Expenses

R&D expenses increased $0.3 million, or 13.6%, to $2.4 million for the three months ended June 30, 2021 as compared to $2.1 million for the three months ended June 30, 2020. The increase was primarily due to increases in employee payroll and incentive compensation related expenses.

General and Administrative Expenses

G&A expenses increased $0.6 million, or 8.7%, to $7.5 million for the three months ended June 30, 2021 as compared to $6.9 million for the three months ended June 30, 2020. The increase was primarily due to increases in employee payroll and incentive compensation, legal, insurance and tax expenses, offset by decreases in consulting and audit expenses.

Restructuring Expenses

There were no restructuring expenses for the three months ended June 30, 2021, as the organizational efficiency initiative was completed as of December 31, 2020. Restructuring expenses for the three months ended June 30, 2020 consisted of miscellaneous remaining expenses for the organizational efficiency initiative.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2021 decreased $12.6 million as compared to the three months ended June 30, 2020 primarily due to a lower increase in the fair value of the derivative liability resulting from an increase in the Company’s stock price during the period, coupled with a decrease in interest expense due to interest and fees associated with the amendment of our Credit Agreement incurred in the prior period which did not reoccur in the current period.

Income Tax Expense

For the three months ended June 30, 2021 and 2020 there was no income tax expense.

Income (Loss) from discontinued operations

Income from discontinued operations for the three months ended June 30, 2021 increased $1.5 million due to the Company’s change in business strategy to focus on bioTips prior to the sale of the miraDry business, offset by the loss recognized on the sale of the miraDry business.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Statement of operations data
Net sales	$38,415	$21,780
Cost of goods sold	16,997	8,782
Gross profit	21,418	12,998
Operating expenses
Sales and marketing	22,296	14,889
Research and development	4,595	4,364
General and administrative	15,456	14,738
Restructuring	—	831
Total operating expenses	42,347	34,822
Loss from operations	(20,929)	(21,824)
Other income (expense), net
Interest income	3	197
Interest expense	(4,117)	(5,229)
Change in fair value of derivative liability	(50,010)	(18,510)
Other income (expense), net	(97)	36
Total other income (expense), net	(54,221)	(23,506)
Loss from continuing operations before income taxes	(75,150)	(45,330)
Income tax	—	—
Loss from continuing operations	(75,150)	(45,330)
Income (loss) from discontinued operations, net of income taxes	326	(17,559)
Net loss	$(74,824)	$(62,889)

Net Sales

Net sales increased $16.6 million, or 76.4%, to $38.4 million for the six months ended June 30, 2021 as compared to $21.8 million for the six months ended June 30, 2020. The increase was primarily due to an increase in the volume of domestic and international sales of gel implants with additional smaller increases in BioCorneum and expanders. Additionally, the Company’s net sales were less impacted by the COVID-19 pandemic in the current period in comparison to the prior period.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $8.2 million, or 93.5%, to $17.0 million for the six months ended June 30, 2021 as compared to $8.8 million for the six months ended June 30, 2020. The increase was primarily due to an increase in the sales volume of all products.

The gross margins for the six months ended June 30, 2021 and 2020 were 55.8% and 59.7%, respectively. The decrease was primarily due to lower margins on international gel implant sales as a result of our entry into the Japan market and an increase in period distribution and production costs, partially offset by a reduction in inventory reserves.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.4 million, or 49.7%, to $22.3 million for the six months ended June 30, 2021 as compared to $14.9 million for the six months ended June 30, 2020. The increase was primarily due to increases in employee payroll, commissions, and shipping expenses associated with increased sales headcount and the increased volume of sales of products.

Research and Development Expenses

R&D expenses increased $0.2 million, or 5.3%, to $4.6 million for the six months ended June 30, 2021 as compared to $4.4 million for the six months ended June 30, 2020. The increase was primarily due to increases in employee payroll and incentive compensation related expenses.

General and Administrative Expenses

G&A expenses increased $0.7 million, or 4.9%, to $15.5 million for the six months ended June 30, 2021 as compared to $14.7 million for the six months ended June 30, 2020. The increase was primarily due to increases in employee payroll and incentive compensation, legal, insurance, and tax expenses, offset by decreases in consulting and audit expenses.

Restructuring Expenses

There were no restructuring expenses for the six months ended June 30, 2021, as the organizational efficiency initiative was completed as of December 31, 2020. Restructuring expenses for the six months ended June 30, 2020 consisted primarily of severance expenses of employees affected by the initiative.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2021 increased $30.7 million as compared to the six months ended June 30, 2020 primarily due to the increase in the fair value of the derivative liability resulting from an increase in the Company’s stock price during the period, and an increase in the amortization of debt issuance costs and debt discounts associated with our Credit Agreements and convertible note, offset by a decrease in interest expense due to interest and fees associated with the amendment of our Credit Agreement incurred in the prior period which did not reoccur in the current period.

Income Tax Expense

For the six months ended June 30, 2021 and 2020 there was no income tax expense.

Income (Loss) from discontinued operations

Income from discontinued operations for the six months ended June 30, 2021 increased $17.9 million, due to the Company’s change in business strategy to focus on bioTips prior to the sale of the miraDry business, offset by the loss recognized on the sale of the miraDry business.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will remain consistent and we will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans and convertible note, sales of our products since 2012, and the proceeds from the sale of our common stock in public offerings.

Sale of the miraDry business

As disclosed above under Management’s Discussion and Analysis - Recent developments - Sale of the miraDry Business, on May 11, 2021, we entered into a Purchase Agreement, pursuant to which we sold the miraDry business. On June 10, 2021, we received $11.3 million in cash.

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

See Note 7 to the condensed consolidated financial statements for a full description of all of our long-term debt, revolving line of credit, convertible note, and PPP loan.

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

As of June 30, 2021, we had $82.4 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities and activities relating to commercialization and increases in working capital. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM, Vesta, and the tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities - continuing operations	$(14,839)	$(31,514)
Investing activities - continuing operations	(3,170)	(2,115)
Financing activities - continuing operations	34,408	32,985
Net change in cash, cash equivalents and restricted cash from continuing operations	16,399	(644)
Net cash provided by (used in) discontinued operations	11,051	(15,165)
Net change in cash, cash equivalents and restricted cash	$27,450	$(15,809)

Cash flow from operating activities of continuing operations

Net cash used in operating activities was $14.8 million during the six months ended June 30, 2021 as compared to $31.5 million during the six months ended June 30, 2020. The decrease in cash used in operating activities between the six months ended June 30, 2021 and 2020 was primarily associated with an increase in the fair value of the derivative liability and an increase in working capital, offset by payments related to the miraDry contingent consideration.

Cash flow from investing activities of continuing operations

Net cash used in investing activities was $3.2 million during the six months ended June 30, 2021 as compared to $2.1 million used during the six months ended June 30, 2020. The increase in cash used was due to an increase in property and equipment purchases.

Cash flow from financing activities of continuing operations

Net cash provided by financing activities was $34.4 million during the six months ended June 30, 2021 as compared to $33.0 million during the six months ended June 30, 2020. The increase in cash provided by financing activities was due to an increase in proceeds from issuance of common stock, increase in borrowings under the Term Loan, and a decrease in deferred financing costs, offset by borrowings under the Convertible Note in the prior period which did not reoccur in the current period and payments related to the miraDry contingent consideration.

Cash flow from discontinued operations

Net cash provided by discontinued operations was $11.1 million during the six months ended June 30, 2021 as compared to $15.2 million used during the six months ended June 30, 2020. The change in cash flows was primarily driven by a decrease in cash used from operating activities as a result of the change in miraDry business strategy, in addition to an increase in cash provided by investing activities resulting from the proceeds of the sale of the miraDry business.

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	the ability of our implant manufacturing facility in Franklin, Wisconsin, to meet capacity to meet customer requirements and maintain unit costs that will drive gross margin;
•	the ability of our third-party tissue expander manufacturing facility operated by SiMatrix to meet capacity to meet customer requirements;
•	net sales generated by our Plastic Surgery segment and any other future products that we may develop and commercialize;
•	the scope and duration of the COVID-19 pandemic and its effect on our operations;
•	costs associated with expanding our sales force and marketing programs;
•	cost associated with developing and commercializing our proposed products or technologies;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	cost of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	cost of ongoing compliance with regulatory requirements, including compliance with Sarbanes-Oxley;

•	anticipated or unanticipated capital expenditures; and
•	unanticipated G&A expenses.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our sales and marketing efforts related to our current and future products;
•	new product acquisition and development efforts;
•	facilities expansion needs; and
•	investment in inventory required to meet customer demands.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we had $82.4 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Quarterly Report in Note 12 of the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

10.1+	Employment Agreement, dated July 12, 2021, by and between the Company and Andrew Schmidt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 12, 2021).

10.2	Asset Purchase Agreement, dated May 11, 2021, between the Company, miraDry Acquisition Company, Inc., and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP.

10.3	Sublease Agreement, dated May 17, 2021, between miraDry, Inc. and MiraDry Acquisition Company, Inc.

10.4

First Amendment to Second Amended and Restated Credit and Security Agreement (term loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.

10.5

Fourth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.

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

SIENTRA, INC.

August 10, 2021	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

August 10, 2021	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer