Form 10-Q
period 2021-09-30
Sientra, Inc.
filed 2021-11-12
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 58,122,465.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page

Part I — Financial Information	3

Item 1. Condensed Consolidated Financial Statements - Unaudited	3
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4
Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Period from December 31, 2019 through September 30, 2020 and December 31, 2020 through September 30, 2021	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	37

Part II — Other Information	38

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	39

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$66,127	$54,967
Accounts receivable, net of allowances of $1,833 and $1,047 at September 30, 2021 and December 31, 2020, respectively	26,453	19,771
Inventories, net	51,529	39,168
Prepaid expenses and other current assets	2,663	1,891
Current assets of discontinued operations	4	13,475
Total current assets	146,776	129,272
Property and equipment, net	14,886	12,301
Goodwill	9,202	9,202
Other intangible assets, net	8,471	9,387
Other assets	7,323	8,011
Non-current assets of discontinued operations	—	805
Total assets	$186,658	$168,978
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$-	$4,670
Accounts payable	6,300	5,799
Accrued and other current liabilities	22,285	28,408
Customer deposits	30,286	17,905
Sales return liability	12,305	9,192
Current liabilities of discontinued operations	501	4,686
Total current liabilities	71,677	70,660
Long-term debt	61,483	60,500
Derivative liability	—	26,570
Deferred and contingent consideration	2,786	2,350
Warranty reserve and other long-term liabilities	9,950	9,455
Total liabilities	145,896	169,535
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 58,129,589 and 50,712,151 and outstanding 58,056,862 and 50,639,424 shares at September 30, 2021 and December 31, 2020, respectively	581	506
Additional paid-in capital	645,717	558,059
Treasury stock, at cost (72,727 shares at September 30, 2021 and December 31, 2020)	(260)	(260)
Accumulated deficit	(605,276)	(558,862)
Total stockholders’ equity (deficit)	40,762	(557)
Total liabilities and stockholders’ equity	$186,658	$168,978

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$19,620	$15,329	$58,035	$37,109
Cost of goods sold	9,030	7,105	26,027	15,887
Gross profit	10,590	8,224	32,008	21,222
Operating expenses:
Sales and marketing	12,052	9,969	34,348	24,858
Research and development	2,367	1,778	6,962	6,142
General and administrative	7,865	6,445	23,321	21,183
Restructuring	—	(442)	—	389
Total operating expenses	22,284	17,750	64,631	52,572
Loss from operations	(11,694)	(9,526)	(32,623)	(31,350)
Other income (expense), net:
Interest income	1	6	4	203
Interest expense	(2,026)	(2,055)	(6,143)	(7,284)
Change in fair value of derivative liability	35,550	10,090	(14,460)	(8,420)
Other income (expense), net	6,672	(2)	6,575	34
Total other income (expense), net	40,197	8,039	(14,024)	(15,467)
Income (loss) from continuing operations before income taxes	28,503	(1,487)	(46,647)	(46,817)
Income tax expense (benefit)	—	—	—	—
Income (loss) from continuing operations	28,503	(1,487)	(46,647)	(46,817)
Income (loss) from discontinued operations, net of income taxes	(93)	(4,334)	233	(21,893)
Net income (loss)	$28,410	$(5,821)	$(46,414)	$(68,710)

Basic earnings (loss) per share:
Continuing operations	$0.49	$(0.03)	$(0.82)	$(0.93)
Discontinued operations	(0.00)	(0.09)	0.00	(0.44)
Basic earnings (loss) per share	$0.49	$(0.12)	$(0.82)	$(1.37)
Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.03)	$(0.82)	$(0.93)
Discontinued operations	(0.00)	(0.09)	0.00	(0.44)
Diluted earnings (loss) per share	$(0.08)	$(0.12)	$(0.82)	$(1.37)
Weighted average outstanding common shares used for net income (loss) per share attributable to common stockholders:
Basic	58,005,784	50,394,858	56,680,594	50,155,623
Diluted	72,639,930	50,394,858	56,680,594	50,155,623

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Issuance of common stock through ATM	—	—	37,000	1	—	—	263	—	264
Stock-based compensation	—	—	—	—	—	—	2,000	—	2,000
Employee stock purchase program (ESPP)	—	—	113,615	1	—	—	533	—	534
Vested restricted stock	—	—	472,914	5	—	—	(5)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(157,412)	(2)	—	—	(1,199)	—	(1,201)
Net loss	—	—	—	—	—	—	—	(28,612)	(28,612)
Balances at March 31, 2020	—	$—	50,079,024	$500	72,727	$(260)	$552,154	$(497,527)	$54,867
Stock-based compensation	—	—	—	—	—	—	1,718	—	1,718
Stock option exercises	—	—	5,454	—	—	—	13	—	13
Employee stock purchase program (ESPP)	—	—	(1,012)	—	—	—	(5)	—	(5)
Vested restricted stock	—	—	363,795	4	—	—	(4)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(91,529)	(1)	—	—	(226)	—	(227)
Net loss	—	—	—	—	—	—	—	(34,277)	(34,277)
Balances at June 30, 2020	—	$—	50,355,732	$503	72,727	$(260)	$553,650	$(531,804)	$22,089
Stock-based compensation	—	—	—	—	—	—	1,574	—	1,574
Stock option exercises	—	—	727	—	—	—	3	—	3
Employee stock purchase program (ESPP)	—	—	91,125	1	—	—	306	—	307
Vested restricted stock	—	—	85,255	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(25,204)	(1)	—	—	(67)	—	(68)
Net loss	—	—	—	—	—	—	—	(5,821)	(5,821)
Balances at September 30, 2020	—	$—	50,507,635	$504	72,727	$(260)	$555,465	$(537,625)	$18,084

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	6,222,222	62	—	—	39,164	—	39,226
Stock-based compensation	—	—	—	—	—	—	3,163	—	3,163
Stock option exercises	—	—	12,727	—	—	—	51	—	51
Employee stock purchase program (ESPP)	—	—	95,919	1	—	—	322	—	323
Vested restricted stock	—	—	554,896	6	—	—	752	—	758
Shares withheld for tax obligations on vested RSUs	—	—	(82,830)	(1)	—	—	(1,214)	—	(1,215)
Net loss	—	—	—	—	—	—	—	(54,690)	(54,690)
Balances at March 31, 2021	—	$—	57,515,085	$574	72,727	$(260)	$600,297	$(613,552)	$(12,941)
Stock-based compensation	—	—	—	—	—	—	2,584	—	2,584
Stock option exercises	—	—	23,636	1	—	—	94	—	95
Vested restricted stock	—	—	471,759	5	—	—	242	—	247
Shares withheld for tax obligations on vested RSUs	—	—	(81,386)	(1)	—	—	(726)	—	(727)
Net loss	—	—	—	—	—	—	—	(20,134)	(20,134)
Balances at June 30, 2021	—	$—	57,929,094	$579	72,727	$(260)	$602,491	$(633,686)	$(30,876)
Stock-based compensation	—	—	—	—	—	—	2,326	—	2,326
Employee stock purchase program (ESPP)	—	—	103,152	1	—	—	349	—	350
Vested restricted stock	—	—	148,098	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(50,755)	—	—	—	(478)	—	(478)
Reclassification of derivative liability to equity	—	—	—	—	—	—	41,030	—	41,030
Net income	—	—	—	—	—	—	—	28,410	28,410
Balances at September 30, 2021	—	$—	58,129,589	$581	72,727	$(260)	$645,717	$(605,276)	$40,762

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,414)	$(68,710)
Income (loss) from discontinued operations, net of income taxes	233	(21,893)
Loss from continuing operations, net of income taxes	(46,647)	(46,817)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,149	2,386
Provision for doubtful accounts	875	258
Provision for warranties	684	362
Provision for inventory	638	1,435
Fair value adjustments to derivative liability	14,460	8,420
Fair value adjustments of other liabilities held at fair value	49	29
Amortization of debt discount and issuance costs	2,632	3,430
Gain on extinguishment of debt	(6,652)	—
Stock-based compensation expense	8,073	5,342
Payments of contingent consideration liability in excess of acquisition-date fair value	(2,419)	—
Other non-cash adjustments	584	198
Changes in operating assets and liabilities:
Accounts receivable	(7,558)	(5,311)
Inventories	(12,999)	(6,569)
Prepaid expenses, other current assets and other assets	(205)	(166)
Accounts payable, accrueds, and other liabilities	1,279	(4,921)
Customer deposits	12,381	1,547
Sales return liability	3,113	1,930
Net cash flow from operating activities - continuing operations	(28,563)	(38,447)
Net cash flow from operating activities - discontinued operations	(989)	(14,292)
Net cash used in operating activities	(29,552)	(52,739)
Cash flows from investing activities:
Purchase of property and equipment	(4,882)	(3,112)
Net cash flow from investing activities - continuing operations	(4,882)	(3,112)
Net cash flow from investing activities - discontinued operations	11,314	(80)
Net cash provided by (used in) investing activities	6,432	(3,192)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	1,824	852
Net proceeds from issuance of common stock	39,226	264
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(2,420)	(1,496)
Gross borrowings under the Term Loan	1,000	—
Repayments under the Term Loan	—	(25,000)
Gross borrowings under the PPP Loan	—	6,652
Repayment of the Revolving Loan	—	(6,508)
Net proceeds from issuance of the Convertible Note	—	60,000
Payments of contingent consideration up to acquisition-date fair value	(4,550)	—
Deferred financing costs	(800)	(2,958)
Net cash provided by financing activities	34,280	31,806
Net increase (decrease) in cash, cash equivalents and restricted cash	11,160	(24,125)
Cash, cash equivalents and restricted cash at:
Beginning of period	55,300	87,951
End of period	$66,460	$63,826

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	66,127	$63,483
Restricted cash included in other assets	333	343
Total cash, cash equivalents and restricted cash	$66,460	$63,826

Supplemental disclosure of cash flow information:
Interest paid	$3,133	$3,781
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	323	114
Equity component of the Convertible Note	41,030	—

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies
a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021, or the Annual Report. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Sale of the miraDry business

Refer to Note 2 for details on the sale of the miraDry business.

Debt financing – recent developments

Refer to Note 7 for a full description and updates to all of the Company’s long-term debt, revolving line of credit, convertible note, and Paycheck Protection Program (PPP) loan.

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

As of September 30, 2021, the Company had cash and cash equivalents of $66.1 million. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months.
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

d.	Risks and Uncertainties

As an aesthetics company, surgical procedures involving the Company’s breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures. The inability or limited ability to perform such non-emergency procedures significantly harmed the Company’s revenues since the second quarter of 2020 and continued to harm the Company’s revenues during the nine months ended September 30, 2021. While many states have lifted certain restrictions on non-emergency procedures, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

On June 10, 2021, the Company completed the sale of its miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of the Company’s strategic decision to focus investment on its core Plastic Surgery segment. The Sale was made pursuant to the terms and conditions of the Asset Purchase Agreement (the “Purchase Agreement”), dated May 11, 2021, among the Company and certain of its subsidiaries, Buyer, and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP. The aggregate purchase price was $10.0 million, which after certain adjustments for agreed upon changes in the estimated net asset value amount of purchased assets and assumed liabilities resulted in net cash proceeds of $11.3 million to the Company on the date of close. As of September 30, 2021, the Company has an escrow liability of $3.2 million in “Accrued and other current liabilities” on the condensed consolidated balance sheet to account for additional agreed upon post close changes in the net asset value and has recognized a loss on sale of $2.5 million. In October 2021, the Company finalized the transaction and paid $3.2 million to the Buyer in accordance with the agreed upon post close changes in the net asset value.

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

Under the TSA, the Company provides certain post-closing services to the Buyer related to the miraDry business for a period of up to six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer will reimburse the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.1 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the nine months ended September 30, 2021. As of September 30, 2021, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, the Company received $2.3 million in customer payments and remitted $2.2 million to the Buyer during the period from June 10, 2021 through September 30, 2021. As of September 30, 2021, the Company has recorded a $0.1 million payable in accounts payable on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer will sublease the miraDry office space in Santa Clara, CA. The sublease term is for an initial period of six months, with subsequent option periods for up to a total of twenty four months. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.3 million, respectively, of sublease income in general and administrative expenses in the condensed consolidated statements of operations.

The Sale met the discontinued operations criteria given that the business is a component and represented a strategic shift. The following table presents the aggregate carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

	September 30,	December 31,
	2021	2020
Assets of discontinued operations:
Accounts receivable, net	$—	$3,732
Inventories, net	—	9,480
Prepaid expenses and other current assets	4	263
Current assets of discontinued operations	4	13,475
Property and equipment, net	—	805
Total assets of discontinued operations	$4	$14,280
Liabilities of discontinued operations:
Accounts payable	$6	$704
Accrued and other current liabilities	495	3,982
Total liabilities of discontinued operations	$501	$4,686

The results of operations for the miraDry business were included in income (loss) from discontinued operations on the accompanying condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$—	$3,888	$9,347	$11,488
Cost of goods sold	—	1,286	4,805	4,846
Gross profit	—	2,602	4,542	6,642
Operating expenses	57	7,034	1,744	28,571
Income (loss) from operations of discontinued operations	(57)	(4,432)	2,798	(21,929)
Other income (expense), net	—	98	(77)	36
Income (loss) from discontinued operations before income taxes	(57)	(4,334)	2,721	(21,893)
Loss on sale of discontinued operations before income taxes	(36)	—	(2,488)	—
Total income (loss) from discontinued operations before income taxes	(93)	(4,334)	233	(21,893)
Income tax expense (benefit)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(93)	$(4,334)	$233	$(21,893)

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

Revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, and BIOCORNEUM, along with service-type warranties. Other deliverables are sometimes promised but are ancillary and insignificant in the context of the contract as a whole. Revenue is allocated to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on observable prices for all performance obligations with the exception of the service-type warranty under the Platinum20 Limited Warranty Program, or Platinum20, which is based on the expected cost plus margin approach. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of September 30, 2021 were as follows:

Nine Months Ended September 30,
2021
Balance as of December 31, 2020	$1,945
Additions and adjustments	1,379
Revenue recognized	(411)
Balance as of September 30, 2021	$2,913

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

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$9,192	$8,116
Addition to reserve for sales activity	115,374	84,119
Actual returns	(110,996)	(82,110)
Change in estimate of sales returns	(1,265)	(46)
Ending balance	$12,305	$10,079

4.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the common stock warrant liability, contingent consideration, and the convertible feature related to the convertible note are discussed in Note 5. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of September 30, 2021, the carrying value of the long-term debt was not materially different from the fair value. As of September 30, 2021, the carrying value and fair value of the convertible note were as follows (in thousands):

	September 30, 2021
	Carrying Value	Fair Value
Convertible note	$46,657	$42,330

5.	Balance Sheet Components
a.	Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$2,669	$3,788
Work in progress	4,325	10,710
Finished goods	40,278	21,254
Finished goods - right of return	4,257	3,416
	$51,529	$39,168

b.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Leasehold improvements	$2,605	$2,523
Manufacturing equipment and toolings	9,832	8,529
Computer equipment	1,637	2,522
Software	6,581	3,010
Furniture and fixtures	1,542	1,040
	22,197	17,624
Less accumulated depreciation	(7,311)	(5,323)
	$14,886	$12,301

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.7 million and $0.9 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $2.2 million and $1.4 million, respectively.

c.	Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Plastic Surgery	miraDry	Total
Balances as of December 31, 2020
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202
Balances as of September 30, 2021
Goodwill	23,480	7,629	31,109
Accumulated impairment losses	(14,278)	(7,629)	(21,907)
Goodwill, net	$9,202	$—	$9,202

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 30, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,132)	$808
Trade names - finite life	12	800	(372)	428
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(1,455)	6,785
Total definite-lived intangible assets		$16,443	$(8,422)	$8,021

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,856)	$1,084
Trade names - finite life	12	800	(322)	478
Non-compete agreement	2	80	(80)	—
Regulatory approvals	1	670	(670)	—
Acquired FDA non-gel product approval	11	1,713	(1,713)	—
Manufacturing know-how	19	8,240	(865)	7,375
Total definite-lived intangible assets		$16,443	$(7,506)	$8,937

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for both the three months ended September 30, 2021 and 2020 were $0.3 million. Amortization expense for the nine months ended September 30, 2021 and 2020 was $0.9 million and $1.0 million, respectively. The following table summarizes the future estimated amortization expense relating to the Company's definite-lived intangible assets as of September 30, 2021 (in thousands):

Amortization
Period	Expense
2021	$305
2022	1,163
2023	1,092
2024	948
2025	805
Thereafter	3,708
$8,021

d.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and related expenses	$4,389	$3,003
Accrued severance	452	2,900
Accrued commissions	3,494	4,734
Accrued manufacturing	252	225
Deferred and contingent consideration, current portion	3,195	10,146
Audit, consulting and legal fees	—	48
Accrued sales and marketing expenses	96	300
Lease liabilities	1,618	1,588
Other	8,789	5,464
	$22,285	$28,408

e.	Accrued warranties

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance as of January 1	$1,934	$1,397
Warranty costs incurred during the period	(270)	(83)
Changes in accrual related to warranties issued during the period	673	367
Changes in accrual related to pre-existing warranties	11	(5)
Balance as of September 30	$2,348	$1,676

As of September 30, 2021 and 2020, both balances are included in “Warranty reserve and other long-term liabilities”.

f.	Liabilities measured at fair value

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

Common stock warrants

The Company’s common stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above. The Company has utilized an option pricing valuation model to determine the fair value of its outstanding common stock warrant liabilities. The inputs to the model include fair value of the common stock related to the warrant, exercise price of the warrant, expected term, expected volatility, risk-free interest rate and dividend yield. The warrants are valued using the fair value of common stock as of the measurement date. The Company estimates its expected stock volatility based on company-specific historical and implied volatility information of its stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. As several significant inputs are not observable, the overall fair value measurement of the warrants is classified as Level 3. As of the current period ended September 30, 2021, all warrants have expired.

Contingent consideration

The Company assessed the fair value of the contingent consideration for future royalty payments related to the acquisition of BIOCORNEUM and the contingent consideration for the future milestone payments related to the acquisition of miraDry using a Monte-Carlo simulation model. The contingent consideration related to the acquisition of BIOCORNEUM consist of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the revenue discount rate, which was 21.0%. The contingent consideration for milestone payments related to the acquisition of miraDry was based on the timing of achievement of target net sales, which is estimated based on an internal management forecast. The significant assumption utilized in the fair value measurement was the miraDry company discount rate, which was 11.2%. As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of September 30, 2021, the remaining liability for the miraDry contingent consideration was approximately $31,000.

Derivative liability

Prior to the amendment, the Company assessed on a quarterly basis the fair value of the derivative liability associated with the conversion feature in the convertible note due in 2025. The conversion feature was initially bifurcated and recorded as a derivative liability on the condensed consolidated balance sheets with a corresponding discount at the date of issuance that netted against the principal amount of the note. The Company utilized a binomial lattice method to determine the fair value of the conversion feature, which utilized inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g. a change in control). As the probability of conversion is a significant unobservable input, the overall fair value measurement of the conversion feature was classified as Level 3. As a result of the amendment, the conversion feature met the criteria for equity classification and has been reclassified to “Additional paid in capital” on the condensed consolidated balance sheet.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$106	$106
	$—	$—	$106	$106

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$7,026	$7,026
Liability for derivative	—	—	26,570	26,570
	$—	$—	$33,596	$33,596

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

	Contingent consideration liability	Derivative liability
Balance, December 31, 2020	$7,026	$26,570
Change in fair value	49	14,460
Settlements	(6,969)	—
Reclassification to equity	—	(41,030)
Balance, September 30, 2021	$106	$—

The liability for the current portion of contingent consideration is included in “Accrued and other current liabilities” and the long-term portion is included in “Deferred and contingent consideration” in the condensed consolidated balance sheets.

The Company recognized changes in the fair value of the derivative liability in “Change in fair value of derivative liability” in the condensed consolidated statement of operations and changes in the contingent consideration are recognized in “General and administrative” expense in the condensed consolidated statement of operations.

6.	Leases

Components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	Operating expenses	$405	$428	$1,239	$1,270
Operating lease cost	Inventory	154	131	377	364
Sublease income	Operating expenses	(233)	—	(301)	—
Total operating lease cost		$326	$559	$1,315	$1,634
Finance lease cost
Amortization of right-of-use assets	Operating expenses	8	10	26	31
Amortization of right-of-use assets	Inventory	12	12	35	24
Interest on lease liabilities	Other income (expense), net	2	3	6	7
Total finance lease cost		$22	$25	$67	$62
Total lease cost		$348	$584	$1,382	$1,696

As mentioned above in Note 2, as part of the sale of the miraDry business the Company entered into a sublease agreement whereby the Buyer will sublease the miraDry office space in Santa Clara, CA. The initial sublease term is for six months, with subsequent option periods for up to a total of twenty four months. During the initial term of six months, the Company expects cash receipts of approximately $0.5 million.

Short-term lease expense for the three and nine months ended September 30, 2021 and 2020 was not material.

Supplemental cash flow information related to operating and finance leases for the nine months ended September 30, 2021 was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,261	$1,337
Operating cash outflows from finance leases	56	61
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$572	$1,242
Finance leases	—	157

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	September 30,	December 31,
	2021	2020
Reported as:
Other assets
Operating lease right-of-use assets	$6,524	$7,176
Finance lease right-of-use assets	97	158
Total right-of use assets	$6,621	$7,334
Accrued and other current liabilities
Operating lease liabilities	$1,543	$1,504
Finance lease liabilities	75	84
Warranty reserve and other long-term liabilities
Operating lease liabilities	5,315	5,946
Finance lease liabilities	41	77
Total lease liabilities	$6,974	$7,611
Weighted average remaining lease term (years)
Operating leases	4	5
Finance leases	2	2
Weighted average discount rate
Operating leases	8.09%	7.75%
Finance leases	6.48%	6.15%

As of September 30, 2021, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
Remainder of 2021	$564	$27	$591
2022	2,035	58	2,093
2023	2,085	33	2,118
2024	1,629	4	1,633
2025	704	—	704
2026 and thereafter	1,221	—	1,221
Total lease payments	$8,238	$122	$8,360
Less imputed interest	1,380	6	1,386
Total lease liabilities	$6,858	$116	$6,974

7.	Debt

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

As of September 30, 2021, there was $16.0 million of outstanding principal related to the term loans and $1.2 million of unamortized debt issuance costs which are included in “Long-term debt” on the condensed consolidated balance sheets.

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

As of September 30, 2021, there were no borrowings outstanding under the Revolving Loan. As of September 30, 2021, the unamortized debt issuance costs related to the revolving loan was approximately $0.1 million and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for the three months ended September 30, 2021 and 2020 were $0.1 million and $0.2 million, respectively. The amortization of debt issuance costs on the term loan and revolving loan for the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.7 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

Convertible Note

On September 28, 2021, the Company entered into a First Amendment (the “Amendment”) to Facility Agreement (the “Agreement”) with Deerfield Partners, L.P., as agent and lender (“Deerfield”). The Amendment provides for, among other things, the ability, at the sole option of Deerfield, to issue unregistered shares of the Company’s common stock upon the conversion of the Convertible Note (as defined in the Agreement). In addition, the Amendment provides that, in the event of a Major Transaction (as defined in the Convertible Note), no additional shares of the Company’s common stock shall be issued if the Share Price Result (as defined in the Convertible Note) is greater than $30.00 per share or less than $1.50 per share.

Prior to the amendment, the conversion features in the outstanding convertible debt instrument were accounted for as a free-standing embedded derivative bifurcated from the principal balance of the Note, as (1) the conversion features were not clearly and closely related to the debt instrument and were not considered to be indexed to the Company’s equity, (2) the conversion features standing alone meet the definition of a derivative, and (3) the Note is not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations.

As a result of the amendment, the conversion feature no longer needed to be accounted for as a free-standing embedded derivative as it met the criteria for equity classification. As of the amendment date, the derivative liability was adjusted to a fair value of $41.0 million and has been reclassified to “Additional paid in capital” on the condensed consolidated balance sheet.

As of September 30, 2021, the unamortized debt discount and issuance costs were $13.3 million and included in “Long-term debt” on the condensed consolidated balance sheet. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three months ended September 30, 2021 and 2020, the amortization of the convertible debt discount and issuance costs were $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2021 and 2020, the amortization of the convertible debt discount and issuance costs were $2.2 million and $1.5 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations.

CARES Act

On July 30, 2021, the Company was notified by Silicon Valley Bank that they received payment in full from the Small Business Administration for the amount of the Company's PPP Loan and the Company's PPP Loan had been fully forgiven. For the quarter ended September 30, 2021, the Company recorded a gain on extinguishment of the PPP Loan of $6.7 million in “Other income (expense), net” within the condensed consolidated statement of operations.

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of September 30, 2021 was as follows (in thousands):

Fiscal Year
Remainder of 2021	$—
2022	—
2023	10,105
2024	5,895
2025	60,000
Total	$76,000

8.	Stockholders’ Equity
a.	Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2021 and December 31, 2020, the Company had no preferred stock issued or outstanding.

b.	Common Stock Warrants

On January 17, 2013, the Company entered into a Loan and Security Agreement, or the Original Term Loan Agreement, with Oxford Finance, LLC, or Oxford. On June 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Term Loan Agreement, with Oxford. In connection with the Original Term Loan Agreement and the Amended Term Loan Agreement, the Company issued to Oxford (i) seven-year warrants in January 2013 to purchase shares of the Company’s common stock with a value equal to 3.0% of the tranche A, B and C term loans amounts, or the Original Warrants, and (ii) seven-year warrants in June 2014 to purchase shares of the Company’s common stock with a value equal to 2.5% of the tranche D term loan amount. The warrants have an exercise price per share of $14.671. The warrants within Tranche A expired on January 17, 2020, the warrants within Tranche B expired on August 1, 2020, the warrants within Tranche C expired on December 13, 2020, and the warrants within Tranche D expired on June 30, 2021. As of September 30, 2021, there were no warrants outstanding.

c.	Stock Option Plans

As of September 30, 2021, a total of 1,860,554 shares of the Company’s common stock were available for issuance under the 2014 Plan. As of September 30, 2021, inducement grants for 1,904,425 shares of common stock have been awarded, and 638,710 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2020	1,959,501	$4.79	5.92
Exercised	(36,363)	3.99
Forfeited	(138,859)	5.15
Balances at September 30, 2021	1,784,279	$4.78	5.50

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2021 were $0.1 million and $0.4 million, respectively. There was no stock-based compensation expense related to stock options for the three and nine months ended September 30, 2020. As of September 30, 2021, unrecognized compensation costs related to stock options was $1.7 million.

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

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2020	3,093,790	$6.97
Granted	1,597,983	7.38
Vested	(1,174,753)	6.99
Forfeited	(392,728)	6.98
Balances at September 30, 2021	3,124,292	$7.17

Stock-based compensation expense for RSUs for the three months ended September 30, 2021 and 2020 was $2.1 million and $1.5 million, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2021 and 2020 was $7.3 million and $4.9 million, respectively. As of September 30, 2021, there was $11.1 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2.05 years.

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

During the nine months ended September 30, 2021, employees purchased 199,071 shares of common stock at a weighted average price of $3.38 per share. As of September 30, 2021, the number of shares of common stock available for future issuance was 1,253,615.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended September 30, 2021 and 2020. Stock-based compensation expense related to the ESPP was $0.4 million for both the nine months ended September 30, 2021 and 2020.

f.	Significant Modifications

During the nine months ended September 30, 2021 and 2020, there were no material modifications of equity awards.

9.	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) from continuing and discontinued operations by the weighted average outstanding common shares for basic EPS for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for continuing operations:
Income (loss) from continuing operations used in computing basic earnings (loss) per share	$28,503	$(1,487)	$(46,647)	$(46,817)
Convertible note interest expense	1,392	-	-	-
Fair value adjustments to the derivative liability	(35,550)	-	-	-
Losses from continuing operations used in computing diluted loss per share	$(5,655)	$(1,487)	$(46,647)	$(46,817)

Numerator for discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(93)	(4,334)	233	(21,893)
Income (loss) from discontinued operations used in computing basic and diluted earnings (loss) per share	$(93)	$(4,334)	$233	$(21,893)

Numerator for losses:
Net income (loss) used in computing basic earnings (loss) per share	$28,410	$(5,821)	$(46,414)	$(68,710)
Net loss used in computing diluted loss per share	$(5,748)	$(5,821)	$(46,414)	$(68,710)

Denominator:
Weighted average outstanding common shares for basic earnings (loss) per share	58,005,784	50,394,858	56,680,594	50,155,623
Dilutive effect of the convertible note	14,634,146	-	-	-
Weighted average outstanding common shares for diluted loss per share	72,639,930	50,394,858	56,680,594	50,155,623

Basic earnings (loss) per share:
Continuing operations	$0.49	$(0.03)	$(0.82)	$(0.93)
Discontinued operations	$(0.00)	$(0.09)	$0.00	$(0.44)
Basic earnings (loss) per share	$0.49	$(0.12)	$(0.82)	$(1.37)

Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.03)	$(0.82)	$(0.93)
Discontinued operations	$(0.00)	$(0.09)	$0.00	$(0.44)
Diluted earnings (loss) per share	$(0.08)	$(0.12)	$(0.82)	$(1.37)

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The potentially dilutive impact from the Convertible Note is calculated under the if-converted method until the conversion date. After the conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS.

The Company excluded the following potentially dilutive securities, outstanding for the three and nine months ended September 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock issuable upon conversion of convertible note	—	14,634,146	14,634,146	11,002,710
Stock options to purchase common stock	1,582,901	34,308	1,629,493	862,278
Unvested RSUs	2,322,816	1,445,486	2,049,832	1,531,084
	3,905,717	16,113,940	18,313,471	13,396,072

10.	Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and nine months ended September 30, 2021 and 2020.

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

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer the Court granted in a tentative ruling dated March 9, 2021 with leave to replead. The Plaintiffs filed an amended complaint on April 6, 2021 and the Company filed a demurrer to that complaint on May 6, 2021. On October 25, 2021, the Court issued a ruling granting the Company’s demurrer in-part and denying it in-part, and gave plaintiffs twenty days to file an amendment complaint. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

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

Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders and scar management products. We currently sell our products in the U.S. through a direct sales organization, which as of September 30, 2021, consisted of 61 employees, including 8 sales managers.

Recent developments

Sale of the miraDry Business

On June 10, 2021, we completed the sale of the miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of our strategic decision to focus investment on the core Plastic Surgery segment, formerly known as Breast Products. The Sale was made pursuant to the terms and conditions of the Asset Purchase Agreement (the “Purchase Agreement”), dated May 11, 2021, among us and certain of our subsidiaries, Buyer, and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP. The aggregate purchase price was $10.0 million, which after certain adjustments for agreed upon changes in the estimated net asset value amount of purchased assets and assumed liabilities resulted in net cash proceeds to us of approximately $8.1 million. After finalization of post close adjustments, we recognized a loss on sale of $2.5 million for the nine months ended September 30, 2021.

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

COVID-19 Pandemic

As an aesthetics company, surgical procedures involving our breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the nine months ended September 30, 2021. While many states have lifted certain restrictions on non-emergency procedures, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of the embedded derivative liability and common stock warrants, gain on extinguishment of the PPP Loan, and amortization of issuance costs associated with our Credit Agreements.

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

Recent Accounting Pronouncements

Please refer to Note 1 of the “Notes to Financial Statements” in our audited financial statements included in the Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Statement of operations data
Net sales	$19,620	$15,329
Cost of goods sold	9,030	7,105
Gross profit	10,590	8,224
Operating expenses
Sales and marketing	12,052	9,969
Research and development	2,367	1,778
General and administrative	7,865	6,445
Restructuring	—	(442)
Total operating expenses	22,284	17,750
Loss from operations	(11,694)	(9,526)
Other income (expense), net
Interest income	1	6
Interest expense	(2,026)	(2,055)
Change in fair value of derivative liability	35,550	10,090
Other income (expense), net	6,672	(2)
Total other income (expense), net	40,197	8,039
Income (loss) from continuing operations before income taxes	28,503	(1,487)
Income tax	—	—
Income (loss) from continuing operations	28,503	(1,487)
Loss from discontinued operations, net of income taxes	(93)	(4,334)
Net income (loss)	$28,410	$(5,821)

Net Sales

Net sales increased $4.3 million, or 28.0%, to $19.6 million for the three months ended September 30, 2021 as compared to $15.3 million for the three months ended September 30, 2020. The increase was primarily due to an increase in the volume of domestic sales of gel implants and expanders. Additionally, the Company’s net sales were less impacted by the COVID-19 pandemic in the current period in comparison to the prior period.

As of September 30, 2021 and 2020, our sales organization included 61 employees.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.9 million, or 27.1%, to $9.0 million for the three months ended September 30, 2021 as compared to $7.1 million for the three months ended September 30, 2020. The increase was primarily due to an increase in the sales volume of the Company’s products.

The gross margins for the three months ended September 30, 2021 and 2020 were 54.0% and 53.6%, respectively. The increase was primarily due to a decrease in the unit cost of gel implants and a decrease in inventory reserves, partially offset by an increase in period distribution and production costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.1 million, or 20.9%, to $12.1 million for the three months ended September 30, 2021 as compared to $10.0 million for the three months ended September 30, 2020. The increase was primarily due to increases in employee incentive compensation, shipping expenses associated with the increased volume of sales of products, and increased marketing initiatives.

Research and Development Expenses

R&D expenses increased $0.6 million, or 33.1%, to $2.4 million for the three months ended September 30, 2021 as compared to $1.8 million for the three months ended September 30, 2020. The increase was primarily due to increases in employee payroll, incentive, stock compensation, and severance expenses, and product development expense.

General and Administrative Expenses

G&A expenses increased $1.4 million, or 22.0%, to $7.9 million for the three months ended September 30, 2021 as compared to $6.4 million for the three months ended September 30, 2020. The increase was primarily due to increases in employee payroll, incentive and stock compensation expenses, insurance expense, expenses associated with the implementation of information technology systems, and bad debt expense, partially offset by decreases in audit and legal expenses and an increase in sublease income.

Restructuring Expenses

There were no restructuring expenses for the three months ended September 30, 2021, as the organizational efficiency initiative was completed as of December 31, 2020. Restructuring expenses for the three months ended September 30, 2020 were ($0.4) million, resulting from a change in estimated severance costs to be incurred under the organizational efficiency initiative.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2021 increased $32.2 million as compared to the three months ended September 30, 2020 primarily due to a decrease in the fair value of the derivative liability resulting from a decrease in the Company’s stock price during the period, coupled with a gain on extinguishment of the PPP Loan in the current period.

Income Tax Expense

For the three months ended September 30, 2021 and 2020 there was no income tax expense.

Loss from discontinued operations

Loss from discontinued operations for the three months ended September 30, 2021 decreased $4.2 million due to the sale of the miraDry business.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Statement of operations data
Net sales	$58,035	$37,109
Cost of goods sold	26,027	15,887
Gross profit	32,008	21,222
Operating expenses
Sales and marketing	34,348	24,858
Research and development	6,962	6,142
General and administrative	23,321	21,183
Restructuring	—	389
Total operating expenses	64,631	52,572
Loss from operations	(32,623)	(31,350)
Other income (expense), net
Interest income	4	203
Interest expense	(6,143)	(7,284)
Change in fair value of derivative liability	(14,460)	(8,420)
Other income (expense), net	6,575	34
Total other income (expense), net	(14,024)	(15,467)
Loss from continuing operations before income taxes	(46,647)	(46,817)
Income tax	—	—
Loss from continuing operations	(46,647)	(46,817)
Income (loss) from discontinued operations, net of income taxes	233	(21,893)
Net loss	$(46,414)	$(68,710)

Net Sales

Net sales increased $20.9 million, or 56.4%, to $58.0 million for the nine months ended September 30, 2021 as compared to $37.1 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in the volume of domestic and international sales of gel implants in addition to increases in the volume of sales of BioCorneum and expanders. Additionally, the Company’s net sales were less impacted by the COVID-19 pandemic in the current period in comparison to the prior period.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $10.1 million, or 63.8%, to $26.0 million for the nine months ended September 30, 2021 as compared to $15.9 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in the sales volume of the Company’s products, in addition to an increase in period distribution and production costs.

The gross margins for the nine months ended September 30, 2021 and 2020 were 55.2% and 57.2%, respectively. The decrease was primarily due to an increase in period distribution and production costs, partially offset by decreases in inventory reserves and the cost per unit of gel implants.

Sales and Marketing Expenses

Sales and marketing expenses increased $9.5 million, or 38.2%, to $34.3 million for the nine months ended September 30, 2021 as compared to $24.9 million for the nine months ended September 30, 2020. The increase was primarily due to increases in employee incentive compensation, shipping expenses associated with the increased volume of sales of products, and increased marketing initiatives.

Research and Development Expenses

R&D expenses increased $0.8 million, or 13.4%, to $7.0 million for the nine months ended September 30, 2021 as compared to $6.1 million for the nine months ended September 30, 2020. The increase was primarily due to increases in employee payroll, incentive, stock compensation, and severance expenses, and product development expense.

General and Administrative Expenses

G&A expenses increased $2.1 million, or 10.1%, to $23.3 million for the nine months ended September 30, 2021 as compared to $21.2 million for the nine months ended September 30, 2020. The increase was primarily due to increases employee payroll, incentive, and stock compensation expenses, insurance expense, expenses associated with the implementation of information technology systems, bad debt expense and legal expense, partially offset by decreases in audit expenses, severance expenses, and an increase in sublease income.

Restructuring Expenses

There were no restructuring expenses for the nine months ended September 30, 2021, as the organizational efficiency initiative was completed as of December 31, 2020. Restructuring expenses for the nine months ended September 30, 2020 consisted primarily of severance expenses of employees affected by the initiative.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2021 decreased $1.4 million as compared to the nine months ended September 30, 2020 primarily due to the increase in the fair value of the derivative liability resulting from an increase in the Company’s stock price during the period, and an increase in the amortization of debt issuance costs and debt discounts associated with our Credit Agreements and convertible note, partially offset by a decrease in interest expense due to interest and fees associated with the amendment of our Credit Agreement incurred in the prior period which did not reoccur in the current period, coupled with a gain on extinguishment of the PPP Loan in the current period.

Income Tax Expense

For the nine months ended September 30, 2021 and 2020 there was no income tax expense.

Income (Loss) from discontinued operations

Income from discontinued operations for the nine months ended September 30, 2021 increased $22.1 million, due to the Company’s change in business strategy to focus on bioTips prior to the sale of the miraDry business, offset by the loss recognized on the sale of the miraDry business.

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

Sale of the miraDry business

Refer to Note 2 to the condensed consolidated financial statements for details on the sale of the miraDry business.

Debt financing – recent developments

Refer to Note 7 to the condensed consolidated financial statements for a full description and updates to all of our long-term debt, revolving line of credit, convertible note, and PPP Loan.

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

As of September 30, 2021, we had $66.1 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities and activities relating to commercialization and increases in working capital. In addition, we have used cash to fund the acquisitions of miraDry, BIOCORNEUM, Vesta, and the tissue expander portfolio.

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

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities - continuing operations	$(28,563)	$(38,447)
Investing activities - continuing operations	(4,882)	(3,112)
Financing activities - continuing operations	34,280	31,806
Net change in cash, cash equivalents and restricted cash from continuing operations	835	(9,753)
Net cash provided by (used in) discontinued operations	10,325	(14,372)
Net change in cash, cash equivalents and restricted cash	$11,160	$(24,125)

Cash flow from operating activities of continuing operations

Net cash used in operating activities was $28.6 million during the nine months ended September 30, 2021 as compared to $38.4 million during the nine months ended September 30, 2020. The decrease in cash used in operating activities between the nine months ended September 30, 2021 and 2020 was primarily associated with increases in the fair value of the derivative liability and stock based compensation, coupled with increases in working capital, offset by a gain on extinguishment of the PPP Loan and payments related to the miraDry contingent consideration.

Cash flow from investing activities of continuing operations

Net cash used in investing activities was $4.9 million during the nine months ended September 30, 2021 as compared to $3.1 million used during the nine months ended September 30, 2020. The increase in cash used was due to an increase in capitalized costs associated with the implementation of information technology systems.

Cash flow from financing activities of continuing operations

Net cash provided by financing activities was $34.3 million during the nine months ended September 30, 2021 as compared to $31.8 million during the nine months ended September 30, 2020. The increase in cash provided by financing activities was due to an increase in proceeds from issuance of common stock, increase in borrowings under the Term Loan, and a decrease in payments under the Term Loan, Revolving Loan, and deferred financing costs, offset by borrowings under the Convertible Note and PPP Loan in the prior period which did not reoccur in the current period, and payments related to the miraDry contingent consideration.

Cash flow from discontinued operations

Net cash provided by discontinued operations was $10.3 million during the nine months ended September 30, 2021 as compared to $14.4 million used during the nine months ended September 30, 2020. The change in cash flows was primarily driven by a decrease in cash used from operating activities as a result of the change in miraDry business strategy, in addition to an increase in cash provided by investing activities resulting from the proceeds of the sale of the miraDry business.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we had $66.1 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, the Company implemented a new enterprise resource planning system which has a material impact on the Company’s internal control over financial reporting. In connection with the implementation, the Company made changes to its internal controls over financial reporting to accommodate modifications to business processes.

Other than the change disclosed, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.2

First Amendment to Second Amended and Restated Credit and Security Agreement (term loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 10, 2021).

10.3

Fourth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 10, 2021).

10.4

First Amendment to Facility Agreement, dated September 28, 2021, by and between Sientra, Inc. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 4, 2021).

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

SIENTRA, INC.

November 12, 2021	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

November 12, 2021	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer