Form 10-K
period 2021-12-31
Sientra, Inc.
filed 2022-03-31
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2021 as reported by NASDAQ Global Select Market on such date was approximately $454,480,000. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2022, there were 62,363,259 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “Sientra Smooth”, “Sientra Teardrop”, “Allox”, “Allox2”, “Anatomical Controlled”, “BIOCORNEUM”, “Curve”, “Dermaspan”, “Luxe”, “Softspan”, “Silishield”, “AuraGen”, “AuraGen 1-2-3”, “AuraSorb” and “AuraClens” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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
•
our ability to achieve profitability;
•
our ability to generate significant net sales in the Plastic Surgery segment;
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
•
our assumptions about the Plastic Surgery market;
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

•
We rely on sole suppliers to manufacture or supply the components for some of our products, including our breast products, tissue expanders, and scar management products, and any resulting production problems or inability to meet our demand could adversely affect our business prospects.

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

•
Among the long-term health risks of breast implants which are being studied and followed, health regulators believe there is an association between breast implants and a rare form of lymphoma called Breast Implant Associated Anaplastic Large-Cell Lymphoma, or BIA-ALCL. Health regulators are also studying whether there is any association between breast implants and systemic symptoms, including joint pain, rash, memory loss, and brain fog, that some patient call Breast Implant Illness, or BII.

•
If we are unable to train customers on the safe and appropriate use of our products, we may be unable to achieve our expected growth.

•
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

•
Cyberattacks and other security breaches could compromise our proprietary information which could harm our business and reputation.

•
If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.

•
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

•
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

•
There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products or modifications to our already FDA approved or cleared devices and manufacturing processes, and failure to obtain necessary clearances or approvals for our future products or modifications to our already FDA approved or cleared devices and manufacturing processes would adversely affect our ability to grow our business.

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

•
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

PART I

Item 1. Business

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company uniquely focused on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants in the U.S. for augmentation procedures exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. In 2020, we also began to sell our breast implants in Japan through a distributor partner. We sell our breast tissue expanders for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties.

As discussed in Recent developments below, we completed the sale of the miraDry business on June 10, 2021, and as a result the miraDry business met the criteria to be reported as discontinued operations. Therefore, we are reporting the historical results of miraDry, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of the Sale. Unless otherwise noted, the consolidated financial statements have all been revised to reflect continuing operations only. Following the Sale, we have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products.

Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders and scar management products. We currently sell our products in the U.S. through a direct sales organization, which as of December 31, 2021, consisted of 65 employees, including 8 sales managers. We commenced sales of our breast implants in the United States in the second quarter of 2012. Net sales were $80.7 million, $55.0 million, and $46.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Recent developments

Acquisition of certain assets from AuraGen Aesthetics, LLC

On December 31, 2021, we entered into an Asset Purchase Agreement with AuraGen Aesthetics LLC (“AuraGen”) pursuant to which the Company purchased substantially all of the assets of AuraGen relating to its fat grafting technology, including the AuraGen 1-2-3™ with AuraClens™ system. Refer to Note 3 to our accompanying consolidated financial statements of this Annual Report on Form 10-K for further information.

Sale of the miraDry Business

On June 10, 2021, we completed the sale of the miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of our strategic decision to focus investment on the core Plastic Surgery segment, formerly known as Breast Products.

Prior to entering into the Purchase Agreement, in April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive bioTip utilization to our existing installed base. On December 31, 2020, we eliminated our separate miraDry U.S. salesforce and transitioned miraDry sales responsibility into the Plastic Surgery Business Development team. Refer to Note 2 to our accompanying consolidated financial statements of this Annual Report on Form 10-K for further information.

Health Canada Approval

On March 23, 2022, we received approval from Health Canada to begin commercialization of our smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, we intend to begin commercialization in Canada with our distribution partner, Kai Aesthetics, Inc.

COVID-19 Pandemic

As an aesthetics company, surgical procedures involving our breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the year ended December 31, 2021. While many states have lifted certain restrictions on non-emergency procedures, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic, including the spread of any variants, or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Further, the spread of COVID-19 has caused us to modify our workforce practices, and we may take further actions that we determine are in the best interests of our employees or as required by governments. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region.

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

Our Market

The global market for aesthetic procedures is significant. The American Society of Plastic Surgeons, or ASPS, estimates that U.S. consumers spent approximately $20 billion on approximately sixteen million cosmetic procedures in 2020, including both surgical and non-invasive cosmetic treatments.

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to the Aesthetic Society, over 250,000 primary breast augmentation procedures were performed in the United States in 2020. Based on the number of procedures reported by the Aesthetic Society and ASPS and our estimates of average selling price, implant mix and implants per procedure, we estimate the global breast market to be approximately $1.5 billion, with the currently addressable market for our currently available breast products at approximately $600 million in the U.S.

In the U.S., we sell our breast implants used for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi-year plastic surgery residency training required by the American Board of Plastic Surgery. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 7,500 board certified plastic surgeons actively practicing in the United States. Our tissue expanders which are used in breast reconstruction procedures are sold predominantly to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures.

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

Differentiated technologies. We incorporate differentiated technologies into our proprietary breast implants to distinguish ourselves from our competitors, including our silicone shell, High-Strength Cohesive silicone gel and a microtextured surface. Our breast implants offer a desired balance between strength, shape retention and softness due to the High-Strength Cohesive silicone gel used in our products. In addition, the microtexturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture. Our proprietary Allox2 tissue expander with its patented dual port and integral drain technology, is the only tissue expander that provides surgeons access to the periprosthetic space. The Allox2 tissue expander is clinically shown to improve expander salvage rates and outcomes and has a 100% surgeon satisfaction rate based on a recent case study. In another clinical study with 31 primary reconstruction patients, the Allox2 was noted as successful in treating seromas and recommended as a tool for noninvasive treatment of common complications of tissue expander based reconstruction. The AuraGen fat grafting technology has been shown to produce fat grafts with high fat concentration, high cell viability, and high retention rates in both in vitro and clinical studies, which we believe will provide superior results to competitive products on the market.

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

Innovative services that deliver an improved customer experience. Our customer service offerings are intended to accommodate and anticipate the needs of our Plastic Surgeons so they can focus on providing better services to their patients. On April 25, 2018, we announced our Sientra Platinum20 Warranty, which we believe provides an industry leading policy of no-charge replacement implants, as well as financial assistance, for certain qualifying events occurring within twenty years of the initial procedure. We also offer specialized educational initiatives and a streamlined ordering, shipping and billing process. For sales prior to May 1, 2018, we provided an industry-leading ten-year limited warranty that provides patients with a cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event, a lifetime no-charge implant replacement program for covered ruptures, and our industry-first C3 Program through which we offer no-charge replacement implants to breast augmentation patients who experience capsular contracture within the first five years after implantation with our smooth or textured breast implants.

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

Create awareness of our differentiated technologies, products and services with Plastic Surgeons and consumers. Since we commenced commercial operations, we have focused most of our marketing efforts on Plastic Surgeons to promote and create awareness of the benefits of our products. Among other marketing programs targeted at Plastic Surgeons, we offer educational initiatives exclusively to Plastic Surgeons through our Sientra Academy, and we have continued our consumer-directed efforts. We believe that continuing to invest in expanding marketing initiatives will have a positive impact on our business.

Selectively pursue acquisitions and expand into new markets. We may continue to selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies, and allow us to compete in new geographic markets or market segments or to increase our market share. For example, we began selling BIOCORNEUM directly to physicians in the United States after we acquired the rights to do so, in addition to rights relating to certain other specified sales channels from Enaltus in March 2016. We began selling the AlloX2 and Dermaspan lines of breast tissue expanders, and the Softspan line of general tissue expanders, after we acquired these product lines from SSP in November 2016. On December 31, 2021 we acquired substantially all of the assets relating to the AuraGen 1-2-3 with AuraClens fat grafting system, which we believe will help us to grow our total addressable market in existing breast procedures while providing a platform for other aesthetic treatments outside of the breast.

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

Highly optimized, experienced and fully trained sales force. Our sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling our breast products exclusively to board-certified and board-admissible plastic surgeons, Reconstruction Clinical Managers or RCMs who are responsible for the sales and growth of the breast reconstruction portfolio of products in hospitals and surgery centers, and our Sientra Academy responsible for practice efficiencies and education. We have continued to retain high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

Increase our international presence. There is strong global demand for aesthetic procedures outside of North America. We intend to increase our market penetration outside of North America and build global brand recognition. In August 2020, we received regulatory approval to market the entire line of Sientra breast implants in Japan. In March 2022, we received regulatory approval to market our smooth round HSC and HSC+ implants in Canada. We may seek regulatory approval to market breast products in additional international markets.

Our Products

Our portfolio of products has been specifically tailored to meet the needs of the physicians we serve. We believe that our broad portfolio of products with technologically differentiated characteristics enable physicians to deliver better outcomes for their patients.

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 350 variations of shapes, sizes, fill volumes and textures. Our breast implants are primarily used in elective augmentation procedures that are generally performed on a cash-pay basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including High-Strength Cohesive silicone gel and shell microtexturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the silicone shell and High-Strength Cohesive silicone gel used in our implants. The microtexturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture. Our tissue expanders are primarily used in non-elective breast reconstruction procedures. Our Allox2 tissue expanders have a unique dual port and integral drain that permits access to periprosthetic space for less invasive draining of serous fluid, while our Dermaspan tissue expanders are uniquely designed for a gentle and more comfortable expansion.

In addition, since 2016, we have offered BIOCORNEUM, an advanced silicone scar treatment, directly to physicians, surgeons, and dermatologists.

On December 31, 2021 we acquired substantially all of the assets relating to the AuraGen 1-2-3 with AuraClens fat grafting system, which we believe will help us to grow our total addressable market in existing breast procedures while providing a platform for other aesthetic treatments outside of the breast.

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

Unique Fat Grafting Technology. On December 31, 2021 we acquired substantially all of the assets relating to the AuraGen 1-2-3 with AuraClens fat grafting system. We believe that our unique, patented fat grafting technology will satisfy numerous unmet needs in the fat grafting market, including:

•
Producing fat grafts with high fat concentration, high cell viability, and high retention rates.
•
Providing a single system for all procedures that is easy to use, requires minimal training, and takes up minimal operating room time.

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

Industry‑Leading Product Programs and Warranties

On April 25, 2018, we announced our Sientra Platinum20 Warranty, which we believe provides an industry-leading policy of no-charge replacement implants, as well as financial assistance, for certain qualifying events occurring within twenty years of the initial procedure.

For surgeries prior to May 1, 2018, we also provide a 10‑year limited warranty that provides patients with the largest cash reimbursement for certain out‑of‑pocket costs related to revision surgeries in a covered event and a lifetime no‑charge implant replacement program for covered ruptures. Through our C3 Program, for surgeries prior to May 1, 2018, we provide no‑charge replacement gel breast implants to patients who experience capsular contracture in the first five years following primary breast augmentation for every patient implanted with our smooth or textured breast implants.

Enhanced Customer Service

Our customer service policies have been specifically tailored to meet the needs of Plastic Surgeons, including:

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

Educational and Marketing Initiatives

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
•
We provide an educational series in Practice Management for Plastic Surgeons in the form of Sientra Academy events, to provide them with guidance, tools, and ongoing support to help grow their practice revenue.
•
We offer promotional programs on the augmentation business to drive customer trial, usage, and retention.

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

Sales and Marketing

We sell both our products in the U.S. through a direct sales organization, which as of December 31, 2021, consisted of 65 employees including 8 sales managers. Additionally, we leverage distributor relationships to sell our breast implants in Japan and Canada. In addition, our marketing team leads our efforts in brand development, trade show attendance, educational forums, product messaging, website development and advertising, among others.

Research and Development

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $10.5 million, $8.7 million and $10.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our research and development is focused on enhancing and improving our breast products and tissue expanders, increasing our breast implant portfolio, product development related activities and expanding into synergistic markets.

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

We, along with our third-party manufacturer are subject to the FDA’s Quality System Regulation, or QSR, reporting requirements and current Good Manufacturing Practices, or cGMP, audits by the FDA. Under the QSR and cGMP requirements, manufacturers, including third-party manufacturers, must follow stringent design, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process. The FDA has inspected both the Company and our suppliers. The Company has never been the subject of any manufacturing related 483 Observations or Warning Letters, or any other FDA assertions that we are in violation of the FDCA, as it pertains to the manufacturing of our breast products.

We have obtained the following international Quality System and Regulatory certifications for breast implants and tissue expanders: ISO 13485:2016 Quality Management Systems – Requirements for Regulatory Purposes, and the Medical Device Single Audit Program (MDSAP), representing conformance to 21 CFR 820, 21 CFR 803, 21 CFR 806, 21 CFR 807 (Subparts A through D) and Canadian Medical Devices Regulations – Part 1 - SOR-98/282, positioning us to register our breast implants and tissue expanders in Canada and other international markets. The Company is regularly audited by an accredited Registrar to assess the Company’s continued compliance with ISO

13485:2016 and MDSAP Quality System and Regulatory requirements. In August 2020, the Company received approval from Japan’s Pharmaceutical and Medical Device Agency (PDMA) to market the Company’s silicone gel breast implants in Japan. In March 2022, the Company received approval from Health Canada to market the Company’s smooth round HSC and HSC+ breast implants in Canada.

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

Our tissue expanders and our body contouring, facial and nasal implants received FDA clearance at various dates prior to approval of our breast implants in March 2012. Our BIOCORNEUM product contains silicone for scar management, which is a Class I exempt device, and contains sunscreen which FDA regulates as an over-the-counter drug. Our AuraGen 1-2-3 with AuraClens fat grafting system is regulated as a Class II device and was cleared by the FDA in March 2020.

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

Our trademark portfolio consists of 47 worldwide registered trademarks and 26 pending trademark applications.

Our patent portfolio consists of 2 granted U.S. Patents and 9 pending U.S. and international patent applications, as well as several in-licensed patent rights.

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

Employees and Human Capital

As of December 31, 2021, we had 319 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees. Our success is in large part based on our ability to attract and retain qualified employees. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations. Our market position, reputation and culture support our ability to recruit and retain talented employees across our departments.

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

Since our inception, we have incurred significant net operating losses. As of December 31, 2021, we had an accumulated deficit of $621.3 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans and convertible note, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the year ended December 31, 2021, our net loss was $62.5 million. The extent of our future operating losses and the timing of profitability are uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, our operations and our financial results. Future pandemics, epidemics or outbreaks of an infectious disease may similarly affect our business, our operations and our financial results.

The COVID-19 pandemic has drastically impacted healthcare systems in the United States and globally and resulted in travel restrictions which impact medical tourism and our sales professionals’ ability to travel. In addition, in response to the onset of the pandemic, hospitals limited access for non-patients, including our sales professionals, which negatively impacted our access to physicians. As an aesthetics company, a significant percentage of our products are utilized in elective surgeries or procedures, which were deferred in many instances and may be avoided altogether due to the COVID-19 pandemic, materially impacting our financial results. Future pandemics, including the spread of COVID-19 variants, or other outbreaks of infectious disease may result in a similar period of business disruption, including reduced sales as patients might cancel or defer elective procedures or otherwise avoid medical facilities, resulting in reduced patient volumes and operating revenues. Further, the spread of COVID-19 caused us to modify our workforce practices and move to a more remote work environment, and we may take further actions that we determine are in the best interests of our employees or as required by governments. New variants of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel and may impact our ability to effectively manage oversight and monitoring in relation to our ongoing compliance activities. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region. The COVID-19 pandemic has materially impacted our operations and financial results, and the spread of new variants continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations or financial results.

We may not successfully integrate newly acquired businesses or product lines into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

We have completed a series of business and product acquisitions, including our acquisition of our manufacturing operations from Vesta and a series of our product acquisitions, including the AuraGen 1-2-3 with AuraClens fat grafting technology, BIOCORNEUM, and our Allox2 and Dermaspan tissue expander portfolio. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. In addition, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

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

Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. In addition, even if new business operations are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect or within the anticipated time frame. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock. The failure to integrate the business operations of any acquired business successfully would have a material adverse effect on our business, financial condition and results of operations.

We depend on a positive reaction from our Plastic Surgeons and their patients, and on an adequate supply of our products, to successfully establish our market position and achieve profitability.

We depend on a continued positive reception from our Plastic Surgeon customers and their patients to be able to reaffirm and continue to establish our market position. We expend significant resources to effectively and responsibly educate accounts on the results of our testing and confirm our strong clinical data, while providing the high levels of customer service to which our Plastic Surgeons are accustomed. Our PSCs are working diligently to solidify the confidence and support of all our Plastic Surgeons; however, if we are not successful in establishing and maintaining these relationships or competing effectively in this market, our sales revenues, market share and financial performance will be affected negatively.

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

We rely on sole suppliers to manufacture or supply the components for some of our products, including our breast products, tissue expanders and scar management products, and any production problems or inability to meet our demand could adversely affect our business prospects.

We rely on sole suppliers to manufacture certain of our products or the components used therein, including our silicone materials, our tissue expanders and Biocorneum, and the loss of any such supplier or any disruption in operations, production problems or inability to meet our supply demands of any such supplier could have a material adverse and severe effect on our business, financial condition and results of operations. Additionally, there can be no guarantees that we would be able to replace or transition to alternative suppliers on a timely basis or at all, if needed. If we are required to replace any of our sole suppliers, or transition to alternative suppliers, it may adversely impact our operations.

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

Our reliance on any third-party manufacturer, including NuSil, which supplies our silicone materials, Formulated Solutions, LLC, or Formulated Solutions, which supplies our BIOCORNEUM scar management products, SiMatrix, a Vesta subsidiary that supplies our tissue expanders or any other third-party manufacturer we procure and qualify for the manufacture of our breast products involves a number of risks. Changes that our manufacturers may make outside the purview of our direct control, or other mistakes and mishandling of our products, can have an impact on our processes and quality, as well as the successful delivery of our products. Additionally, if any third-party manufacturer becomes unable or unwilling to supply our products, we may not be able to find an alternate supplier in a timely manner. For example, there are only a few suppliers of medical-grade silicone available, and if these suppliers become unable or unwilling to supply medical-grade silicone to Formulated Solutions, SiMatrix or any other manufacturer that we may engage with, an alternate supply of medical-grade silicone may not be able to be found in a timely manner. Our existing manufacturing contracts will also expire, and there can be no assurance that our contracting counterparties will agree to continue to manufacture and supply our products or they may impose increased pricing terms if the contract is renegotiated or renewed.

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

In January 2011, the FDA issued a Safety Communication indicating that there was a possible association between saline and silicone gel breast implants and anaplastic large-cell lymphoma, or BIA-ALCL. Since our FDA approval in 2012, our breast-implant product labeling, which is approved by the FDA, has been required to contain a description of BIA-ALCL as a possible outcome. Since its report in January 2011, the FDA has continued to gather information about BIA-ALCL in women with breast implants through the review of medical device reports, review of medical literature, and collaboration with international regulators, scientific experts, ASPS, the Aesthetic Society, ISAPS, and other organizations.

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

On October 27, 2021, the FDA issued updated conditions of PMA approval to Sientra and all other breast implant manufacturers, which included, among other things, updated patient and physician labelling to include a boxed warning and a patient decision checklist. The boxed warning states:

•
“Breast implants are not considered lifetime devices. The longer people have them, the greater the chances are that they will develop complications, some of which will require more surgery.”
•
“Breast implants have been associated with the development of a cancer of the immune system called breast implant-associated anaplastic large cell lymphoma (BIA-ALCL). This cancer occurs more commonly in patients with textured breast implants than smooth implants, although rates are not well defined. Some patients have died from BIA-ALCL.”
•
“Patients receiving breast implants have reported a variety of systemic symptoms such as joint pain, muscle aches, confusion, chronic fatigue, autoimmune diseases and others. Individual patient risk for developing these symptoms has not been well established. Some patients report complete resolution of these symptoms when the implants are removed without replacement.”

The FDA also restricted the sale and distribution of breast implants to users and/or user facilities that (1) provide the manufacturer’s patient decision checklist to prospective patients by the implanting physician, (2) review the patient decision checklist with the patient by the implanting physician to assure that the patient understands the risks, benefits and other information associated with the implantation of the manufacturer’s implants, (3) provide the patient with an opportunity to initial and sign the designated portions of the manufacturer’s patient decision checklist to document that the patient has been informed of the risk, benefits and other information associated with the implantation of the manufacturer’s implants and has determined to proceed with the implantation of the manufacturer’s implants, and (4) sign the designated portion of the patient decision checklist by the implant physician to document that the physician has discussed the risks and benefits of the manufacturer’s implants as well as the risks and benefits of alternatives and has addressed all questions from the patient. The FDA also required that all device labelling and advertising from Sientra include the statement: “The sale and distribution of this device is restricted to users and/or user facilities that provide information to patients about the risks and benefits of this device in the form and manner specified in the approved labelling provided by Sientra, Inc.”

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

We are subject to the risks arising from adverse changes in general economic and market conditions, pandemics or political actions including new or increased trade protection policies such as tariffs. Certain elective procedures, such as breast augmentation , are typically not covered by insurance. Adverse changes in the economy or a “trade war” may cause consumers to reassess their spending choices and reduce the demand for these surgeries and other procedures and could have an adverse effect on consumer spending. This shift could have an adverse effect on our net sales and profitability. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. For example, as COVID-19 spread through the United States and globally, we experienced a significant reduction in demand as non-emergency medical procedures were deferred. The pandemic has adversely affected our financial condition and results of operations and will likely continue to adversely impact our operations until healthcare systems resume normal activity. At this point, the duration and extent of such impact is uncertain.

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

Our principal offices are located in Santa Barbara, California. A number of our operations are conducted at this location, including customer service, development and management and administrative functions. With the Vesta Acquisition, we manufacture our breast implants in Wisconsin and substantially all of our inventory of breast products is held at a warehouse in Wisconsin. Despite our efforts to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism, public health crisis (such as the recent COVID-19 pandemic) or a natural or other disaster, such as an earthquake, tornado, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

Cyberattacks and other security breaches could compromise our proprietary information which could harm our business and reputation.

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is critical to our operations, business strategy, and reputation. Computer hackers may attempt to penetrate our computer systems or our third party service providers' systems and, if successful, misappropriate our proprietary information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we will continue to implement additional protective measures to reduce the risk of and detect cyberattacks, these incidents are becoming more sophisticated and frequent, and the techniques used in such attacks evolve rapidly and are difficult to detect. Despite our cybersecurity measures, our information technology networks and infrastructure and those of our service providers are vulnerable to damage from viruses and malware as well as unpermitted access by hackers or other breaches, or employee error or malfeasance. We face a number of risks related to protecting information, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of, information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. Any such cyberattack or security incident of our, or our third-party service providers’ (or their providers’) systems, or public disclosure or loss of, confidential business or proprietary intellectual property information could disrupt our operations, damage our reputation, financial condition, results of operations, cash flow, or provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

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

Our corporate headquarters are located in Santa Barbara, California, which in the past has experienced both severe earthquakes, wildfires, tornados, and mudslides. Earthquakes, wildfires, other natural disasters, or public health crises (such as the COVID-19 pandemic) could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our financial covenants in the Credit Agreements require us to achieve certain levels of net revenue calculated on a rolling monthly basis. Our revenues were, and may continue to be adversely impacted by the COVID-19 pandemic. If we are unable to achieve certain revenue targets, we may breach certain financial covenants set forth in our Credit Agreements. If we breach these covenants, MidCap will have the right to accelerate repayment of the outstanding amounts. In addition, a breach of a financial covenant in the Credit Agreement would result in a cross default under our Convertible Note with Deerfield, which would allow Deerfield to accelerate repayment of the amounts owed, subject to certain restrictions. In the event that any of MidCap or Deerfield accelerates the repayment of our indebtedness, there can be no assurance that we will have sufficient cash on hand to satisfy such obligations and our business operations may be materially harmed.

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

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Our net sales and results of operations will be affected by numerous factors, including:

•
our ability to integrate and achieve the anticipated benefits of our acquisitions of AuraGen, the Vesta manufacturing operations, BIOCORNEUM and our tissue expander portfolio;
•
the impact of the buying patterns of patients and seasonal cycles in consumer spending;
•
our ability to drive increased sales of breast products;
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

As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, of approximately $483 million available to reduce future taxable income, which begin expiring in 2027, if not utilized to offset taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code. In addition, the deduction for NOLs generated after 2017 is limited to 80% of our taxable income. As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our consolidated balance sheet. Our deferred tax assets for net operating loss carryforwards have been offset by a full valuation allowance in our financial statements.

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

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities, such as the Japan Pharmaceuticals and Medical Devices Agency and Health Canada. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

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

U.S. federal and state privacy and data security laws and regulations regulate how we and our partners collect, use and share certain information. In addition to HIPAA, certain state laws govern the privacy and security of health information and other data that we collect in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The California Attorney General has issued clarifying regulations and initiating enforcement activity. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply. Other U.S. states, including Colorado and Virginia, have enacted comprehensive data protection laws (to be effective in January 2023), and we may be subject to those or other laws, which could require us to implement additional processes and procedures or change the way in which we do business, ultimately increasing costs and limiting our ability to collect, use, and share data subject to those laws. The CCPA has prompted a wave of proposals for new federal and state privacy legislation, some of which may be more stringent than the CCPA, that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

For example, the EU implemented the General Data Protection Regulation (GDPR) a broad data protection framework that expands the scope of EU data protection law to include certain non-European Union entities that process the personal data of EU residents, including clinical trial data. The United Kingdom also has passed its own version of the GDPR. References to the “GDPR” in this document include both the EU and the UK versions. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and protect information about them. The processing of special categories of personal data, such as information about health conditions, leads to heightened compliance burdens under the GDPR and is a topic of active interest among EU and UK regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. The GDPR increases our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

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

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

Seeking to comply with evolving data protection requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations, additional guidance, and potential enforcement actions and patterns. While we have taken steps to comply with the GDPR, we cannot assure you that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters located in Santa Barbara, California is approximately 20,000 square feet and expires in February 2025. We lease several warehouse spaces to support our manufacturing and distribution efforts including a manufacturing space in Franklin, Wisconsin, which is approximately 24,000 square feet, and two warehouse spaces in Franklin, Wisconsin, which is approximately 27,000 square feet and 18,000 square feet. These leases expire in November 2027, December 2027, and December 2027, respectively. We also lease a space used for research and development in Carpinteria, California, which is approximately 5,000 square feet and expires in June 2022.

Additionally, we lease an office space in Franklin, Wisconsin, which is approximately 12,000 square feet and expire in February 2027. We also lease a data center space for our servers in Franklin, Wisconsin, which expires in March 2026. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Our miraDry facilities were located in Santa Clara, California, where we lease and occupy approximately 29,000 square feet of office, manufacturing and research and development space. The current term of our Santa Clara lease expires in July 2024. Pursuant to the sale of the miraDry business, we entered into a sublease agreement whereby the Buyer will sublease the miraDry office space, which is approximately 29,000 square feet. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty four months. Following the initial period, the Buyer exercised an additional period of six months.

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

Holders of Record

As of March 28, 2022 there were approximately 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2021.

Item 6. [Reserved]

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

Overview

We are a medical aesthetics company uniquely centered on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board-certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants in the US. for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. In 2020, we also began to sell our breast implants in Japan through a distributor partner. In March 2022 we received approval from Health Canada to sell our smooth round HSC and HSC+ breast implants in Canada and plan to commence commercial sales through a distribution partner. We sell our breast tissue expanders for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties.

As discussed in Recent developments below, we completed the sale of the miraDry business on June 10, 2021, and as a result the miraDry business met the criteria to be reported as discontinued operations. Therefore, we are reporting the historical results of miraDry, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of the Sale. Unless otherwise noted, the audited consolidated financial statements have all been revised to reflect continuing operations only. Following the Sale, we have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products.

Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders and scar management products. We currently sell our products in the U.S. through a direct sales organization, which as of December 31, 2021, consisted of 65 employees, including 8 sales managers.

Recent developments

Acquisition of certain assets from AuraGen Aesthetics, LLC

On December 31, 2021, we entered into an Asset Purchase Agreement with AuraGen Aesthetics LLC (“AuraGen”) pursuant to which the Company purchased substantially all of the assets of AuraGen relating to its fat grafting technology, including the AuraGen 1-2-3 with AuraClens system. Refer to Note 3 to our accompanying consolidated financial statements of this Annual Report on Form 10-K for further information.

Sale of the miraDry Business

On June 10, 2021, we completed the sale of the miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of our strategic decision to focus investment on the core Plastic Surgery segment, formerly known as Breast Products.

Prior to entering into the Purchase Agreement, in April 2020, in part as a result of the impact of COVID-19, we re-focused our miraDry business to drive bioTip utilization to our existing installed base. On December 31, 2020, we eliminated our separate miraDry U.S. salesforce and transitioned miraDry sales responsibility into the Plastic Surgery Business Development team. Refer to Note 2 to our accompanying consolidated financial statements of this Annual Report on Form 10-K for further information.

Health Canada Approval

On March 23, 2022, we received approval from Health Canada to begin commercialization of its smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, we intend to begin commercialization in Canada with our distribution partner, Kai Aesthetics, Inc.

COVID-19 Pandemic

As an aesthetics company, surgical procedures involving our breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the year ended December 31, 2021. While many states have lifted certain restrictions on non-emergency procedures, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic, including the spread of any variants, or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Further, the spread of COVID-19 has caused us to modify our workforce practices, and we may take further actions that we determine are in the best interests of our employees or as required by governments. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region.

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

Plastic Surgery Segment

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

In addition, we offer BIOCORNEUM, an advanced silicone scar treatment, directly to physicians and the AlloX2, and Dermaspan lines of breast tissue expanders, as well as the Softspan line of general tissue expanders. On December 31, 2021 we acquired substantially all of the assets relating to the AuraGen 1-2-3 with AuraClens fat grafting system, which we believe will help us to grow our total addressable market in existing breast procedures while providing a platform for other aesthetic treatments outside of the breast.

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

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures and the impact of the COVID-19 pandemic. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

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

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, changes in the fair value of the embedded derivative liability, gain on extinguishment of the PPP Loan, and amortization of issuance costs associated with our Credit Agreements.

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the year ended December 31, 2021. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets.

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

We introduced our Platinum20 warranty program in May 2018 on all breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. Platinum20 has an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale. The service warranty component is considered an additional performance obligation and revenue is deferred at the time of sale using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of December 31, 2021 were as follows (in thousands):

Year Ended December 31,
2021
Balance as of December 31, 2020	$1,945
Additions and adjustments	1,863
Revenue recognized	(571)
Balance as of December 31, 2021	$3,237

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

	Year Ended December 31,
	2021	2020
Beginning balance	$9,192	$8,116
Addition to reserve for sales activity	158,245	118,508
Actual returns	(152,773)	(117,407)
Change in estimate of sales returns	(1,265)	(25)
Ending balance	$13,399	$9,192

Practical Expedients and Policy Election

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

We have elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge. The associated costs were $5.5 million, $2.9 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are viewed as part of our marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election.

Goodwill Impairment Testing

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. Our annual test for impairment is performed as of October 1 of each fiscal year, pursuant to which we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Following the sale of the miraDry business, management evaluates one reporting unit, Plastic Surgery, formerly known as Breast Products.

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

In the current year, we performed a qualitative analysis for the Plastic Surgery reporting unit on the annual goodwill impairment test on October 1, 2021. We determined the fair value of the reporting unit was more likely than not greater than its carrying value and did not record any goodwill impairment charges.

Warranty Reserve

We offer a product replacement and limited warranty program for our silicone gel breast implants, which we consider to be assurance-type warranties. For silicone get breast implant surgeries occurring prior to May 1, 2018, we provide lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. We introduced our Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone get breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. We consider Platinum20 to have a service warranty component and an assurance warranty component. The service warranty component as an additional performance obligation and defer revenue at the time of sale based on the relative estimated selling price as detailed under Revenue Recognition above. The assurance component is recorded as a warranty liability at the time of sale and is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date. As of December 31, 2021 and 2020, we held total warranty liabilities of $2.5 million and $1.9 million, respectively.

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

We recorded total non‑cash stock‑based compensation expense of $10.4 million, $8.2 million and $12.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had unrecognized compensation costs related to unvested stock options of $1.5 million. As of December 31, 2021, we had total unrecognized compensation costs of $9.8 million related to unvested restricted stock units, or RSUs. These costs are expected to be recognized over a weighted average period of 2.03 years.

The following table represents stock-based compensation expense included in cost of goods sold and operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Cost of Goods Sold	$—	$49	$59
Operating Expenses
Sales and marketing	3,192	3,359	4,826
Research and development	1,535	989	1,853
General and administrative	5,663	3,824	5,857
Total	$10,390	$8,221	$12,595

Acquisitions

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.

Business combinations

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

Asset acquisitions

In an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized in an asset acquisition. Subsequent changes are recorded as adjustments to the carrying amount of the assets acquired.

When intangible assets are acquired, determining their useful life requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life.

Deferred and liability-classified contingent consideration is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in general and administrative expense in a business combination. In an asset acquisition, changes in fair value are recorded as adjustments to the carrying amount of the assets acquired. We use the Monte-Carlo Simulation model to estimate the fair value of contingent consideration, which requires input assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our contingent consideration fair value expense could be materially different in the future. Equity-classified contingent consideration associated with a business combination is recorded at their fair values on the acquisition date and are not subsequently remeasured each reporting period unless the obligation becomes reclassified as a liability. The subsequent settlement of the obligation is accounted for within equity.

Recent Accounting Pronouncements

Please refer to Note 1 in the notes to our financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
	(In thousands)
Statement of operations data
Net sales	$80,683	$54,997
Cost of goods sold	36,348	23,599
Gross profit	44,335	31,398
Operating expenses
Sales and marketing	48,456	37,405
Research and development	10,456	8,704
General and administrative	31,773	32,310
Restructuring	—	390
Total operating expenses	90,685	78,809
Loss from operations	(46,350)	(47,411)
Other income (expense), net
Interest income	4	205
Interest expense	(8,254)	(9,438)
Change in fair value of derivative liability	(14,460)	(10,470)
Other income (expense), net	6,562	35
Total other income (expense), net	(16,148)	(19,668)
Loss from continuing operations before income taxes	(62,498)	(67,079)
Income tax expense	21	33
Loss from continuing operations	(62,519)	(67,112)
Income (loss) from discontinued operations, net of income taxes	37	(22,835)
Net loss	$(62,482)	$(89,947)

Net Sales

Net sales increased $25.7 million, or 46.7%, to $80.7 million for the year ended December 31, 2021, as compared to $55.0 million for the year ended December 31, 2020. The increase was primarily due to an increase in the volume of domestic sales of gel implants, expanders, and BioCorneum. Additionally, the Company’s net sales were less impacted by the COVID-19 pandemic in the current period in comparison to the prior period.

As of December 31, 2021, our sales organization included 65 U.S. employees, as compared to 60 employees as of December 31, 2020.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $12.7 million, or 54.0%, to $36.3 million for the year ended December 31, 2021, as compared to $23.6 million for the year ended December 31, 2020. The increase was primarily due to an increase in the sales volume of the Company’s products.

The gross margins for the years ended December 31, 2021 and 2020 were 54.9% and 57.1%, respectively. The decrease was primarily due to an increase in period distribution and production costs, partially offset by a decrease in inventory provisions.

Sales and Marketing Expenses

Sales and marketing expenses increased $11.1 million, or 29.5%, to $48.5 million for the year ended December 31, 2021, as compared to $37.4 million for the year ended December 31, 2020. The increase was primarily due to increases in employee payroll and incentive compensation, shipping expenses associated with the increased volume of sales of products, and increased marketing initiatives.

Research and Development Expenses

Research and development expenses increased $1.8 million, or 20.1%, to $10.5 million for the year ended December 31, 2021, as compared to $8.7 million for the year ended December 31, 2020. The increase was primarily due to increases in employee payroll, incentive, stock compensation, severance expenses and product development expense.

General and Administrative Expenses

G&A expenses decreased $0.5 million, or 1.7%, to $31.8 million for the year ended December 31, 2021, as compared to $32.3 million for the year ended December 31, 2020. The decrease was primarily due to decreases in severance expense, consulting, accounting, and legal expenses, offset by increases in stock-based compensation expense, payroll expense, and expenses associated with our information technology systems subsequent to their implementation, including training and data conversion costs.

Restructuring Expenses

There were no restructuring expenses for the year ended December 31, 2021, as the organizational efficiency initiative was completed as of December 31, 2020. Restructuring expenses for the year ended December 31, 2020 was $0.4 million, which consisted of severance expenses of employees affected by the organizational efficiency initiative.

Other Income (Expense), net

Other income (expense), net for the year ended December 31, 2021 decreased as compared to the year ended December 31, 2020 primarily due to a gain on extinguishment from the forgiveness of the PPP Loan in the current period, offset by an increase in the fair value of the derivative liability from an increase in the Company's stock price, prior to its reclassification to equity following the amendment in September 2021.

Income Tax (Benefit) Expense

Income tax expense for the year ended December 31, 2021 was $21,000 as compared to income tax expense of $33,000 for the year ended December 31, 2020.

Income (loss) from discontinued operations, net of income taxes

Income from discontinued operations for the year ended December 31, 2021 increased $22.9 million, due to the Company's change in business strategy to focus on bioTips prior to the sale of the miraDry business, offset by the loss recognized on the sale of the miraDry business.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will increase in connection with the growth of our business and will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans and convertible note, sales of our products, and the proceeds from the sale of our common stock in public offerings.

Sale of the miraDry business

On June 10, 2021, we completed the sale of the miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of our strategic decision to focus investment on the core Plastic Surgery segment, formerly known as Breast Products. The Sale was made pursuant to the terms and conditions of the Asset Purchase Agreement (the “Purchase Agreement”), dated May 11,

2021, among us and certain of our subsidiaries, Buyer, and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP. The aggregate purchase price was $10.0 million, which after certain adjustments for agreed upon changes in the estimated net asset value amount of purchased assets and assumed liabilities resulted in net cash proceeds to us of approximately $8.1 million. After finalization of post close adjustments, we recognized a loss on sale of $2.5 million for the year ended December 31, 2021. Refer to Note 2 for a full description on the sale of the miraDry business.

Debt financing

On July 25, 2017, we entered into the Existing Credit Agreements with Midcap. On July 1, 2019, we entered into certain credit agreements with Midcap Financial Trust pursuant to which we repaid our existing indebtedness under our Existing Credit Agreements and the outstanding commitment fee was cancelled. Further, on May 11, 2020, February 5, 2021, and December 31, 2021, we amended certain credit agreements with Midcap Financial Trust.

On March 11, 2020, we entered into a facility agreement with Deerfield Partners, L.P., issuing $60.0 million in principal amount of 4.0% unsecured and subordinated convertible notes upon the terms and conditions set forth in the facility agreement. Further, on December 31, 2021, we amended the facility agreement pursuant to the AuraGen Asset Purchase Agreement.

In April 2020, we were granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP Loan would have matured on April 20, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan was forgiven upon submission of documentation of expenditures in accordance with certain specified requirements. We sought and obtained the PPP Loan due to the immediate and continued impact of the COVID-19 pandemic on our revenues and prospects. The PPP Loan has allowed us to satisfy our payroll obligations without a material reduction in pay for our employees or a material headcount reduction, other than the reductions in the previously announced organizational efficiency initiative. On July 30, 2021, we were notified by Silicon Valley Bank that they received payment in full from the Small Business Administration for the amount of our PPP Loan and the our PPP Loan had been fully forgiven.

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

Further on February 8, 2021, we completed a follow-on public offering of 5,410,628 shares of common stock at $6.75 per share, as well as 811,594 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $39.2 million after deducting underwriting discounts and commissions of approximately $2.5 million and offering expenses of approximately $0.3 million.

As of December 31, 2021, we had $51.8 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities, activities relating to commercialization and increases in working capital. In addition, we have used cash to fund the acquisitions of AuraGen, Vesta, BIOCORNEUM, and the tissue expander portfolio.

To fund our ongoing operating and capital needs, we may need to raise additional equity or debt capital. We believe we have sufficient capital resources to continue as a going concern through the next twelve months.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities - continuing operations	$(44,494)	$(46,226)
Investing activities - continuing operations	(4,805)	(3,956)
Financing activities - continuing operations	35,938	31,523
Net change in cash, cash equivalents and restricted cash from continuing operations	(13,361)	(18,659)
Net cash provided by (used in) discontinued operations	10,128	(13,992)
Net change in cash, cash equivalents and restricted cash	$(3,233)	$(32,651)

Cash flow from operating activities of continuing operations

Net cash used in operating activities was $44.5 million and $46.2 million during the years ended December 31, 2021 and 2020, respectively. The $1.7 million decrease in cash used in operating activities was primarily associated with a $27.5 million decrease in net loss, increases in the fair value of the derivative liability and stock based compensation, coupled with increases in the provision for doubtful accounts, provision for warranties, and working capital, offset by a gain on extinguishment of the PPP Loan and payments related to the miraDry contingent consideration.

Cash flow from investing activities of continuing operations

Net cash used in investing activities was $4.8 million and $4.0 million during the years ended December 31, 2021 and 2020, respectively. The increase in cash used was due to an increase in costs associated with the implementation of information technology systems.

Cash flow from financing activities of continuing operations

Net cash provided by financing activities was $35.9 million and $31.5 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash provided by financing activities of $4.4 million was primarily due to an increase in proceeds from issuance of common stock, a decrease in payments under the Term Loan and Revolving Loan, offset by borrowings under the Convertible Note and PPP Loan in the prior period which did not reoccur in the current period, and payments related to the miraDry contingent consideration.

Cash flow from discontinued operations

Net cash provided by discontinued operations was $10.1 million for the year ended December 31, 2021 as compared to $14.0 million used for the year ended December 31, 2020. The change in cash flows was primarily driven by a decrease in cash used from operating activities as a result of the change in miraDry business strategy, in addition to an increase in cash provided by investing activities resulting from the proceeds of the sale of the miraDry business.

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
•
net sales generated and any other future products that we may develop and commercialize;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2021, we had $51.8 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or the COSO 2013 Framework. Based on this assessment, management concluded that as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendment to Credit Agreements

On March 30, 2022 (the “Effective Date”), the Company entered into a Third Amendment (the “Third Amendment”) to the Term Loan Agreement, with certain of the Company’s wholly owned subsidiaries, the lenders party thereto and MidCap, in order to provide the Company an additional tranche of funding and allow the Company to draw the fourth tranche. The Third Amendment provides that the fourth tranche of $5,000,000 will be drawn on March 31, 2022. Additionally, the Third Amendment provides the Company with a sixth tranche pursuant to which the Company may draw $9,000,000 any time after January 1, 2023 until March 31, 2023. The Third Amendment also eliminated the minimum unrestricted cash requirement and reset the minimum Net Revenue (as defined therein) requirements based on the Company’s 12-month trailing Net Revenue. Finally, the Third Amendment increased the prepayment fee by 0.5% until following the third anniversary of the Effective Date, at which point no prepayment fee shall apply.

Also on March 30, 2022, the Company entered into Sixth Amendment (the “Sixth Amendment”) to the Revolving Loan Agreement, with certain of the Company’s wholly owned subsidiaries, the lenders party thereto and MidCap. The Sixth Amendment modified the Net Revenue (as defined therein) requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Sixth Amendment made other conforming changes to the Restated Term Loan Agreement.

Copies of the Third Amendment and Sixth Amendment will be filed with the Company’s quarterly report on form 10-Q for the period ended March 31, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15. Exhibits, Financial Statements and Schedule

(a)(1) Financial Statements.

The response to this portion of Item 15 is appended to this report beginning on page F‑1 below.

(a)(2) Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

2.1	Agreement and Plan of Merger, dated as of June 11, 2017, by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 12, 2017

2.2	Amendment No.1 to Agreement and Plan of Merger, dated as of June 25, 2017 by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 26, 2017

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	October 20, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	3.4	October 20, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	4.1	October 20, 2014

4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	4.11	October 20, 2014

4.3	Description of the Company’s securities				X

4.4	Form of Convertible Note.	8-K	4.1	March 12, 2020

10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	10.1	September 19, 2014

10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	10.2	September 19, 2014

10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	10.3	October 20, 2014

10.4#	2014 Non-Employee Director Compensation Policy.	S-1	10.4	September 19, 2014

10.5#	2014 Employee Stock Purchase Plan.	S-1/A	10.5	October 20, 2014

10.6	Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	10.6	September 19, 2014

10.7#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	10.20	March 10, 2016

10.8	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	10.15	October 14, 2016

10.9#	Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018.	10-K	10.32	March 13, 2018

10.10#	First Amendment to Second Amended and Restated Consulting Agreement, effective August 6, 2018, by and between Sientra, Inc. and Keith J. Sullivan.	10-Q	10.5	August 7, 2018

10.11	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21c of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order dated September 19, 2018.	8-K	10.1	September 20, 2018

10.12	First Amendment to the Lease, effective October 9, 2018, by and between miraDry, Inc. and IPX Walsh Bowers Investors, L.P.	10-Q	10.5	November 6, 2018

10.13#	Second Amendment to Second Amended and Restated Consulting Agreement, effective March 12, 2019, by and between Sientra, Inc. and Keith J. Sullivan.	10-K	10.36	March 14, 2019

10.14#	Strategic Advisory Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc., and Philippe A. Schaison.	10-K	10.37	March 14, 2019

10.15	Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-Q	10.3	August 9, 2019

10.16+	Asset Purchase Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.1	November 7, 2019

10.17+	Lease, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.2	November 7, 2019

10.18+	Amended and Restated Manufacturing and Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	10-Q	10.2	November 7, 2019

10.19+	Master Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and NuSil Technology LLC.	10-Q	10.3	November 7, 2019

10.20+	Limited Consent and First Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated November 7, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-K	10.39	March 16, 2020

10.21	Facility Agreement, dated as of March 11, 2020, by and among Sientra, Inc., certain of Sientra, Inc.’s subsidiaries party thereto as guarantors and Deerfield Partners, L.P.	10-K	10.40	March 16, 2020

10.22	Guaranty, dated as of March 11, 2020, by and among MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc.	8-K	10.2	March 12, 2020

10.23	Registration Rights Agreement, dated as of March 11, 2020, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.3	March 12, 2020

10.24	Amendment to Facility Agreement, dated April 24, 2020, by and among Sientra, Inc., each of the other loan parties thereto and Deerfield Partners, L.P.	10-Q	10.4	May 11, 2020

10.25	Letter Agreement, dated April 20, 2020, by and among Sientra, Inc., certain of its subsidiaries, MidCap Financial Trust and MidCap Funding IV Trust.	10-Q	10.5	May 11, 2020

10.26+	Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust.	10-Q	10.7	May 11, 2020

10.27#	Employment Agreement, dated January 1, 2018, by and between Sientra, Inc. and Oliver Bennett.	10-Q	10.5	August 10, 2020

10.28#	Employment Agreement, dated November 9, 2020, by and between the Company and Ronald Menezes.	8-K	10.1	November 12, 2020

10.29#	Separation Agreement, dated November 9, 2020, by and between the Company and Jeffrey M. Nugent.	8-K	10.2	November 12, 2020

10.30#	Employment Agreement, dated November 9, 2020, by and between the Company and Caroline Van Hove.	8-K	10.3	November 12, 2020

10.31+	Second Amended and Restated Credit and Security Agreement (Term Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	10.1	February 8, 2021

10.32+	Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	10.2	February 8, 2021

10.33#	Employment Agreement, dated July 12, 2021, by and between the Company and Andrew Schmidt.	8-K	10.1	July 13, 2021

10.34	Asset Purchase Agreement, dated May 11, 2021, between the Company, miraDry Acquisition Company, Inc., and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP.	10-Q	10.2	August 10, 2021

10.35	Sublease Agreement, dated May 17, 2021, between miraDry, Inc. and MiraDry Acquisition Company, Inc.	10-Q	10.3	August 10, 2021

10.36	First Amendment to Second Amended and Restated Credit and Security Agreement (term loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.	10-Q	10.4	August 10, 2021

10.37	Fourth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.	10-Q	10.5	August 10, 2021

10.38	First Amendment to Facility Agreement, dated September 28, 2021, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.1	October 4, 2021

10.39+	Asset Purchase Agreement to Facility Agreement, dated December 31, 2021, by and between Sientra, Inc. and AuraGen Aesthetics LLC.	8-K	10.1	January 5, 2022

10.40	Limited Consent and Second Amendment to Second Amended and Restated Credit and Security Agreement (Term Loan), dated December 31, 2021, by and among Sientra, Inc., certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust.	8-K	10.2	January 5, 2022

10.41	Limited Consent and Fifth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated December 31, 2021, by and among Sientra, Inc., certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust.	8-K	10.3	January 5, 2022

10.42	Amendment No. 3 to the Facility Agreement, dated December 31, 2021, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.4	January 5, 2022

21.1	List of significant subsidiaries of the registrant.				X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	‘			X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.	X

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

84

Sientra, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sientra, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sientra, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Sales Return Liability

As discussed in Note 1 to the consolidated financial statements, the Company has recorded a sales return liability of $13.4 million as of December 31, 2021. A sales return liability is established based on estimated sales returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends.

We identified the evaluation of the sales return liability as a critical audit matter. There was a high degree of auditor judgment required to evaluate the effect of recent industry events and changes in industry trends on historical sales return rates used to estimate the sales return liability. Recent industry events and changes in industry trends could have a significant impact on the sales return liability.

The following are the primary procedures we performed to address this critical audit matter. We reviewed the Company’s historical sales and return data as well as external data such as industry reports or other market information to assess their consideration of the effect of recent industry events and changes in industry trends on their expected sales return rates. We evaluated the accuracy and completeness of the underlying data used in the calculations to estimate the sales return liability by comparing it to the accounting records. We assessed the Company’s ability to accurately estimate future sales returns, including the effects of recent industry events and changes in industry trends in prior periods, by comparing historical sales return liabilities to actual sales returns. We also analyzed actual sales returns received after the current year-end but prior to the issuance of the consolidated financial statements to evaluate the sales return liability.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Los Angeles, California
March 31, 2022

Sientra, Inc.

Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$51,772	$54,967
Accounts receivable, net of allowances of $2,278 and $1,047 at December 31, 2021 and December 31, 2020, respectively	33,105	19,771
Inventories, net	52,914	39,168
Prepaid expenses and other current assets	2,979	1,891
Current assets of discontinued operations	4	13,475
Total current assets	140,774	129,272
Property and equipment, net	13,998	12,301
Goodwill	9,202	9,202
Other intangible assets, net	28,765	9,387
Other assets	7,165	8,011
Non-current assets of discontinued operations	—	805
Total assets	$199,904	$168,978
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$2,237	$4,670
Accounts payable	7,402	5,799
Accrued and other current liabilities	21,298	28,408
Customer deposits	35,182	17,905
Sales return liability	13,399	9,192
Current liabilities of discontinued operations	500	4,686
Total current liabilities	80,018	70,660
Long-term debt	62,434	60,500
Derivative liability	—	26,570
Deferred and contingent consideration	5,872	2,350
Warranty reserve and other long-term liabilities	10,723	9,455
Total liabilities	159,047	169,535
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 62,242,090 and 50,712,151 and outstanding 62,169,363 and 50,639,424 shares at December 31, 2021 and December 31, 2020, respectively	622	506
Additional paid-in capital	661,839	558,059
Treasury stock, at cost (72,727 shares at December 31, 2021 and December 31, 2020)	(260)	(260)
Accumulated deficit	(621,344)	(558,862)
Total stockholders’ equity (deficit)	40,857	(557)
Total liabilities and stockholders’ equity	$199,904	$168,978

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$80,683	$54,997	$46,363
Cost of goods sold	36,348	23,599	16,353
Gross profit	44,335	31,398	30,010
Operating expenses:
Sales and marketing	48,456	37,405	37,924
Research and development	10,456	8,704	10,107
General and administrative	31,773	32,310	36,369
Restructuring	—	390	499
Total operating expenses	90,685	78,809	84,899
Loss from operations	(46,350)	(47,411)	(54,889)
Other income (expense), net:
Interest income	4	205	1,405
Interest expense	(8,254)	(9,438)	(4,567)
Change in fair value of derivative liability	(14,460)	(10,470)	—
Other income (expense), net	6,562	35	(2)
Total other income (expense), net	(16,148)	(19,668)	(3,164)
Loss from continuing operations before income taxes	(62,498)	(67,079)	(58,053)
Income tax expense	21	33	34
Loss from continuing operations	(62,519)	(67,112)	(58,087)
Income (loss) from discontinued operations, net of income taxes	37	(22,835)	(48,731)
Net loss	$(62,482)	$(89,947)	$(106,818)

Basic and diluted net loss per share attributable to common stock holders
Continuing operations	$(1.10)	$(1.34)	$(1.43)
Discontinued operations	0.00	(0.45)	(1.20)
Basic and diluted net loss per share	$(1.10)	$(1.79)	$(2.63)
Weighted average outstanding common shares used for net income (loss) per share attributable to common stockholders:
Basic and diluted	57,057,107	50,233,175	40,654,272

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share and share amounts)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	—	$—	28,701,494	$286	72,727	$(260)	$428,949	$(362,097)	$66,878
Proceeds from follow-on offering, net of costs	—	—	20,000,000	200	—	—	107,534	—	107,734
Employee stock-based compensation expense	—	—	—	—	—	—	12,655	—	12,655
Stock option exercises	—	—	51,451	—	—	—	125	—	125
Employee stock purchase program (ESPP)	—	—	175,624	1	—	—	1,215	—	1,216
Vested restricted stock	—	—	944,467	10	—	—	(10)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(260,129)	(2)	—	—	(3,062)	—	(3,064)
Equity contingent consideration	—	—	—	—	—	—	3,156	—	3,156
Net loss	—	—	—	—	—	—	—	(106,818)	(106,818)
Balances at December 31, 2019	—	$—	49,612,907	$495	72,727	$(260)	$550,562	$(468,915)	$81,882
Proceeds from follow-on offering, net of costs	—	—	37,000	—	—	—	263	—	263
Employee stock-based compensation expense	—	—	—	—	—	—	8,171	—	8,171
Stock option exercises	—	—	9,817	—	—	—	29	—	29
Employee stock purchase program (ESPP)	—	—	203,728	2	—	—	834	—	836
Vested restricted stock	—	—	1,150,707	12	—	—	(12)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(302,008)	(3)	—	—	(1,788)	—	(1,791)
Net loss	—	—	—	—	—	—	—	(89,947)	(89,947)
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	6,222,222	62	—	—	39,164	—	39,226
Employee stock-based compensation expense	—	—	—	—	—	—	10,390	—	10,390
Stock option exercises	—	—	72,726	1	—	—	290	—	291
Employee stock purchase program (ESPP)	—	—	199,071	2	—	—	672	—	674
Vested restricted stock	—	—	1,452,893	15	—	—	990	—	1,005
Shares withheld for tax obligations on vested RSUs	—	—	(347,628)	(3)	—	—	(3,142)	—	(3,145)
Shares issued for asset acquisition	—	—	3,930,655	39	—	—	14,386	—	14,425
Reclassification of derivative liability to equity	—	—	—	—	—	—	41,030	—	41,030
Net loss	—	—	—	—	—	—	—	(62,482)	(62,482)
Balances at December 31, 2021	—	$—	62,242,090	$622	72,727	$(260)	$661,839	$(621,344)	$40,857

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(62,482)	$(89,947)	$(106,818)
Income (loss) from discontinued operations, net of income taxes	37	(22,835)	(48,731)
Loss from continuing operations, net of income taxes	(62,519)	(67,112)	(58,087)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,360	3,370	1,716
Provision for doubtful accounts	1,326	537	638
Provision for warranties	970	659	228
Provision for inventory	82	1,817	2,004
Fair value adjustments to derivative liability	14,460	10,470	—
Fair value adjustments of other liabilities held at fair value	441	96	970
Amortization of debt discount and issuance costs	3,587	4,347	359
Gain on extinguishment of debt	(6,652)	—	—
Stock-based compensation expense	10,390	8,221	12,595
Payments of contingent consideration liability in excess of acquisition-date fair value	(2,419)	—	(1,968)
Other non-cash adjustments	684	375	267
Changes in operating assets and liabilities:
Accounts receivable	(14,660)	(6,302)	(1,393)
Inventories	(13,775)	(9,342)	(8,752)
Prepaid expenses, other current assets and other assets	(1,501)	169	(8,243)
Accounts payable, accrueds, and other liabilities	(752)	1,431	6,414
Customer deposits	17,277	3,961	4,007
Sales return liability	4,207	1,077	2,068
Legal settlement payable	—	—	(410)
Net cash flow from operating activities - continuing operations	(44,494)	(46,226)	(47,587)
Net cash flow from operating activities - discontinued operations	1,994	(13,912)	(39,446)
Net cash used in operating activities	(42,500)	(60,138)	(87,033)
Cash flows from investing activities:
Purchase of property and equipment	(3,805)	(3,956)	(2,951)
Asset acquisitions	(1,000)	—	—
Business acquisitions, net of cash and restricted cash acquired	—	—	(17,943)
Net cash flow from investing activities - continuing operations	(4,805)	(3,956)	(20,894)
Net cash flow from investing activities - discontinued operations	8,134	(80)	(1,120)
Net cash provided by (used in) investing activities	3,329	(4,036)	(22,014)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	1,970	865	1,341
Net proceeds from issuance of common stock	39,226	263	107,734
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(3,145)	(1,791)	(3,064)
Gross borrowings under the Term Loan	1,000	—	5,000
Repayments under the Term Loan	—	(25,000)	—
Gross borrowings under the PPP Loan	—	6,652	—
Gross borrowings under the Revolving Loan	2,237	—	22,296
Repayment of the Revolving Loan	—	(6,508)	(15,788)
Net proceeds from issuance of the Convertible Note	—	60,000	—
Payments of contingent consideration up to acquisition-date fair value	(4,550)	—	(5,766)
Deferred financing costs	(800)	(2,958)	(1,997)
Net cash provided by financing activities	35,938	31,523	109,756
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,233)	(32,651)	709
Cash, cash equivalents and restricted cash at:
Beginning of period	55,300	87,951	87,242
End of period	$52,067	$55,300	$87,951

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	51,772	$54,967	$87,608
Restricted cash included in other assets	295	333	343
Total cash, cash equivalents and restricted cash	$52,067	$55,300	$87,951

Supplemental disclosure of cash flow information:
Interest paid	$4,193	$4,198	$4,089
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	323	413	745
Reclassification of derivative liability to equity	41,030	—	—
Acquisition of business, deferred and contingent consideration obligations at fair value	—	—	9,063
Asset acquisition, deferred and contingent consideration obligations at fair value	5,015	—	—
Asset acquisition costs included in accounts payable and accrued liabilities	213	—	—

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

As a result of the miraDry Sale discussed in Note 2, the miraDry business met the criteria to be reported as discontinued operations. Therefore, the Company is reporting the historical results of miraDry, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of the Sale. Unless otherwise noted, the accompanying notes to the audited consolidated financial statements have all been revised to reflect continuing operations only. As discussed in Note 11, following the Sale the Company has one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products.

(b)
Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. The Company expects its operating expenses will remain consistent with the current year ended December 31, 2021, and will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans and the convertible note, sales of products, and the proceeds from the sale of common stock in public offerings. To fund ongoing operating and capital needs, the Company may need to raise additional capital in the future through the sale of equity securities and incremental debt financing.

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

Further on February 8, 2021, the Company completed a follow-on public offering of 5,410,628 shares of common stock at $6.75 per share, as well as 811,594 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $39.2 million after deducting underwriting discounts and commissions of approximately $2.5 million and offering expenses of approximately $0.3 million.

At December 31, 2021, the Company had cash and cash equivalents of $51.8 million. The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months.

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

(e)
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration and the convertible feature related to the convertible note are discussed in Note 4. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of December 31, 2021 and 2020, the carrying value of the long-term debt was not materially different from the fair value. As of December 31, 2021 and 2020, the carrying value and fair value of the convertible note were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Carrying value	$47,477	$44,436
Fair value	$42,029	$37,580

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

The Company’s fair value analysis of goodwill utilizes the income approach and market approach, which requires the use of estimates about a reporting unit’s future revenues and free cash flows, market multiples, enterprise value, control risk premiums, discount rates, terminal value and enterprise value to determine the estimated fair value. The Company’s future revenues and free cash flow assumptions are determined based upon actual results giving effect to management’s expected changes in operating results in future years. The market multiples, enterprise value, control risk premiums, discount rates and terminal value are based upon market participant assumptions using a defined peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the market changes, discount rates increase significantly or the Company does not meet its projected performance, the Company could recognize impairments, and such impairments could be material. For the years ended December 31, 2021, 2020, and 2019, the Company did not record any goodwill impairment charges.

Indefinite-lived intangible assets

The Company tests indefinite-lived intangible assets for impairment at least on an annual basis as of October 1 of each fiscal year and whenever circumstances suggest the intangible assets may be impaired. The Company makes a qualitative assessment of whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value is less than its carrying amount from the qualitative assessment, the Company performs a quantitative analysis to compare the fair value of the intangible asset to its carrying amount. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life. For the years ended December 31, 2021, 2020, and 2019, the Company did not record any indefinite-lived intangible assets impairment charges.

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

(j)
Impairment of Tangible Long‑Lived Assets

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments recorded for tangible long-lived assets during the years ended December 31, 2021, 2020, and 2019.

(k)
Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.

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

Asset acquisitions

In an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized in an asset acquisition. Subsequent changes are recorded as adjustments to the carrying amount of the assets acquired.

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

The Company introduced Platinum20 in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 1(s)). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of December 31, 2021 were as follows (in thousands):

Year Ended December 31,
2021
Balance as of December 31, 2020	$1,945
Additions and adjustments	1,863
Revenue recognized	(571)
Balance as of December 31, 2021	$3,237

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

	Year Ended December 31,
	2021	2020
Beginning balance	$9,192	$8,116
Addition to reserve for sales activity	158,245	118,508
Actual returns	(152,773)	(117,407)
Change in estimate of sales returns	(1,265)	(25)
Ending balance	$13,399	$9,192

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge. The associated costs were $5.5 million, $2.9 million and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. These costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election.

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

(s)
Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants. For silicone gel breast implant surgeries occurring prior to May 1, 2018, the Company provides lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone gel breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 1(m) above. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date.

(t)
Net Loss Per Share

	December 31,
	2021	2020	2019
Loss from continuing operations	$(62,519)	$(67,112)	$(58,087)
Income (loss) from discontinued operations, net of income taxes	37	(22,835)	(48,731)
Net loss	$(62,482)	$(89,947)	$(106,818)
Weighted average common shares outstanding, basic and diluted	57,057,107	50,233,175	40,654,272
Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(1.10)	$(1.34)	$(1.43)
Discontinued operations	0.00	(0.45)	(1.20)
Basic and diluted net loss per share	$(1.10)	$(1.79)	$(2.63)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2021, 2020 and 2019 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2021	2020	2019
Stock issuable upon conversion of convertible note	14,634,146	11,991,870	—
Stock options to purchase common stock	1,616,891	1,008,598	1,390,115
Unvested RSUs	1,789,603	1,135,454	1,174,431
	18,040,640	14,135,922	2,564,546

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the year ended December 31, 2021 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive.

(u)
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

(v)
Risks and Uncertainties

As an aesthetics company, surgical procedures involving the Company’s breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures. The inability or limited ability to perform such non-emergency procedures significantly harmed the Company’s revenues since the second quarter of 2020 and continued to harm the Company’s revenues during the year ended December 31, 2021. While many states have lifted certain restrictions on non-emergency procedures, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic, including the spread of any variants, or the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Further, the spread of COVID-19 has caused the Company to modify workforce practices, and the Company may take further actions determined to be in the best interests of the Company’s employees or as required by governments. The continued spread of COVID-19, or another infectious disease, could also result in delays or disruptions in the Company’s supply chain or adversely affect the Company’s manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region.

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

(w)
Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation, including those related to discontinued operations following the sale of the miraDry business.

(2) Discontinued Operations

On June 10, 2021, the Company completed the sale of its miraDry business (the “Sale”) to miraDry Acquisition Company, Inc., a Delaware corporation (“Buyer”), an entity affiliated with 1315 Capital II, LP, as a result of the Company’s strategic decision to focus investment on its core Plastic Surgery segment. The Sale was made pursuant to the terms and conditions of the Asset Purchase Agreement (the “Purchase Agreement”), dated May 11, 2021, among the Company and certain of its subsidiaries, Buyer, and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP. The aggregate purchase price was $10.0 million, which after certain adjustments for agreed upon changes in the estimated net asset value amount of purchased assets and assumed liabilities resulted in net cash proceeds of $11.3 million to the Company on the date of close. In October 2021, the Company finalized the transaction and paid $3.2 million to the Buyer in accordance with the agreed upon post close changes in the net asset value and recognized a loss on sale of $2.5 million.

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

Under the TSA, the Company provided certain post-closing services to the Buyer related to the miraDry business for a period of six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer reimbursed the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.2 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the consolidated balance sheets. In connection with the accounts receivable support under the TSA, the Company received $2.3 million in customer payments and remitted $2.3 million to the Buyer during the period from June 10, 2021 through December 31, 2021. As of December 31, 2021, the Company does not have a payable to the Buyer on the consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty four months. Following the initial period, the Buyer exercised an additional period of six months. During year ended December 31, 2021, the Company recognized $0.5 million of sublease income in general and administrative expenses in the consolidated statements of operations.

The Sale met the discontinued operations criteria given that the business is a component and represented a strategic shift. The following table presents the aggregate carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

	December 31,	December 31,
	2021	2020
Assets of discontinued operations:
Accounts receivable, net	$—	$3,732
Inventories, net	—	9,480
Prepaid expenses and other current assets	4	263
Current assets of discontinued operations	4	13,475
Property and equipment, net	—	805
Total assets of discontinued operations	$4	$14,280
Liabilities of discontinued operations:
Accounts payable	$6	$704
Accrued and other current liabilities	494	3,982
Total liabilities of discontinued operations	$500	$4,686

The results of operations for the miraDry business were included in income (loss) from discontinued operations on the accompanying consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Net sales	$9,347	$16,244	$37,337
Cost of goods sold	4,805	8,703	16,659
Gross profit	4,542	7,541	20,678
Operating expenses	1,940	30,440	69,355
Income (loss) from operations of discontinued operations	2,602	(22,899)	(48,677)
Other income (expense), net	(77)	64	(54)
Income (loss) from discontinued operations before income taxes	2,525	(22,835)	(48,731)
Loss on sale of discontinued operations before income taxes	(2,488)	—	—
Total income (loss) from discontinued operations before income taxes	37	(22,835)	(48,731)
Income tax expense (benefit)	—	—	—
Income (loss) from discontinued operations, net of income taxes	$37	$(22,835)	$(48,731)

The results of the miraDry business, including the results of operations, cashflows, and related assets and liabilities are reported as discontinued operations for all periods presented herein.

(3) Acquisitions

Acquisition of certain assets from AuraGen Aesthetics, LLC

On December 31, 2021, the Company entered into an Asset Purchase Agreement with AuraGen Aesthetics LLC (“AuraGen”) pursuant to which the Company purchased substantially all of the assets of AuraGen relating to its fat grafting technology, including the AuraGen 1-2-3 with AuraClens system. The total consideration paid by the Company to AuraGen (the “Closing Consideration”) consists of (i) $1,000,000 in cash at the closing, (ii) deferred consideration of $3,000,000 due in cash on the first annual anniversary of the Asset Purchase Agreement, and (iii) an aggregate total of 3,930,655 shares of the Company's common stock issued at closing. As of December 31, 2021, the Company recognized a liability of $2.4 million for the deferred consideration, which represents the fair value of the cash to be paid on the first anniversary of the acquisition date based on time to settlement of one year discounted at 20%.

In addition to the Closing Consideration, the Company shall pay additional contingent consideration of up to $8.5 million (the “Milestone Payments” and “Earnout Shares” and, together with the Closing Consideration, the “Asset Purchase Consideration”) to AuraGen based on the achievement of certain clinical endpoints following the completion of the Study (as defined in the Asset Purchase Agreement). The Milestone Payments may be payable in cash, stock or a combination of both at the election of the Company, with the Earnout Shares payable in stock or cash at the election of AuraGen. As of December 31, 2021, the Company recognized a liability of $2.6 million, which represents the fair value of the obligation as of the acquisition date. Refer to Note 4 for additional information on the measurement of the contingent consideration.

The acquisition did not meet the definition of a business combination and was accounted for as an asset acquisition. The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Fair Value as of December 31, 2021
Cash payment made on closing date	$1,000
Direct transaction costs	213
Equity issued on closing date	14,426
Fair value of deferred cash consideration	2,400
Fair value of contingent consideration	2,615
Total purchase consideration	$20,654

The allocation of the total purchase price is as follows (in thousands):

December 31,
2021
Inventories	$54
Developed technology	20,600
Net assets acquired	$20,654

The intangible asset acquired, estimated useful life and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life	method
Developed technology	$20,600	8 years	Straight line

(4) Balance Sheet Components

Inventories, net consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$2,109	$3,788
Work in progress	4,796	10,710
Finished goods	41,982	21,254
Finished goods - right of return	4,027	3,416
	$52,914	$39,168

At December 31, 2021 and 2020, approximately $8.0 million and $5.7 million, respectively, of inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Leasehold improvements	$2,734	$2,523
Manufacturing equipment and tooling	9,922	8,529
Computer equipment	1,672	2,522
Software	6,379	3,010
Furniture and fixtures	1,542	1,040
	22,249	17,624
Less accumulated depreciation	(8,251)	(5,323)
	$13,998	$12,301

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $3.1 million, $2.0 million and $0.8 million, respectively. There have been no impairments recorded during the years ended December 31, 2021, 2020 and 2019.

Accrued and other current liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Payroll and related expenses	$5,188	$3,003
Accrued severance	248	2,900
Accrued commissions	4,329	4,734
Accrued manufacturing	121	225
Deferred and contingent consideration, current portion	2,431	10,146
Audit, consulting and legal fees	185	48
Accrued sales and marketing expenses	159	300
Lease liabilities	1,666	1,588
Other	6,971	5,464
	$21,298	$28,408

The following table provides a rollforward of the accrued warranties (in thousands):

	Year Ended December 31,
	2021	2020
Balance as of January 1	$1,934	$1,397
Warranty costs incurred during the period	(399)	(122)
Changes in accrual related to warranties issued during the period	933	589
Changes in accrual related to pre-existing warranties	37	70
Balance as of December 31	$2,505	$1,934

As of December 31, 2021, and 2020, both balances are included in “Warranty reserve and other long-term liabilities”.

Liabilities measured at fair value

Contingent consideration

The contingent consideration balance consists of milestone payments related to the acquisition of AuraGen and future royalty payments related to the acquisition of BIOCORNEUM.

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to AuraGen is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat grafting products. The significant assumptions utilized in the fair value measurement was the probable retention rate based on historical data and the Company's equity volatility of 95%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

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

Derivative liability

Prior to the amendment in September 2021 discussed in Note 7, the Company assessed on a quarterly basis the fair value of the derivative liability associated with the conversion feature in the convertible note due in 2025. The conversion feature was initially bifurcated and recorded as a derivative liability on the condensed consolidated balance sheets with a corresponding discount at the date of issuance that netted against the principal amount of the note. The Company utilized a binomial lattice method to determine the fair value of the conversion feature, which utilized inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g. a change in control). As the probability of conversion is a significant unobservable input, the overall fair value measurement of the conversion feature was classified as Level 3. As a result of the amendment, the conversion feature met the criteria for equity classification and has been reclassified to “Additional paid in capital” on the consolidated balance sheet.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$3,114	$3,114
	$—	$—	$3,114	$3,114

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$7,026	$7,026
Liability for derivative	—	—	26,570	26,570
	$—	$—	$33,596	$33,596

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

	Contingent consideration liability	Derivative liability
Balance, December 31, 2020	$7,026	$26,570
Additions	2,615	—
Change in fair value	442	14,460
Settlements	(6,969)	—
Reclassification to equity	—	(41,030)
Balance, December 31, 2021	$3,114	$—

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

In the current year, the Company performed a qualitative analysis for goodwill on the annual impairment testing date of October 1, 2021. The Company determined the fair value of the reporting unit was more likely than not greater than its carrying value and did not record any goodwill impairment charges.

The changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020 were as follows (in thousands):

Plastic Surgery
Balances as of December 31, 2019	$23,480
Accumulated impairment losses	(14,278)
Goodwill acquired	—
Balances as of December 31, 2020	$9,202
Goodwill acquired	—
Balances as of December 31, 2021	$9,202

(b)
Other Intangible Assets

In the current year, the Company performed a qualitative analysis on the annual impairment testing date of October 1, 2021. The Company determined the fair value of the intangible assets was more likely than not greater than its carrying value and did not record any impairment charges.

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

	Average
	Amortization	December 31, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,224)	$716
Trade names - finite life	12	800	(389)	411
Manufacturing know-how	19	8,240	(1,652)	6,588
Developed technology	8	20,600	—	20,600
Total definite-lived intangible assets		$37,043	$(8,728)	$28,315

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2020
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(3,856)	$1,084
Trade names - finite life	12	800	(322)	478
Manufacturing know-how	19	8,240	(865)	7,375
Total definite-lived intangible assets		$16,443	$(7,506)	$8,937

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the year ended December 31, 2021, 2020 and 2019 was $1.2 million, $1.3 million and $0.9 million, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2021 (in thousands):

Amortization
Period	Expense
2022	$3,738
2023	3,667
2024	3,523
2025	3,380
2026	3,206
Thereafter	10,801
$28,315

(6) Leases

Components of lease expense were as follows:

		Year Ended December 31,
Lease Cost	Classification	2021	2020	2019
Operating lease cost	Operating expenses	$1,644	$1,698	$1,550
Operating lease cost	Inventory	276	488	4,206
Sublease income	Operating expenses	(520)	—	—
Total operating lease cost		$1,400	$2,186	$5,756
Finance lease cost
Amortization of right-of-use assets	Operating expenses	35	41	41
Amortization of right-of-use assets	Inventory	19	36	—
Interest on lease liabilities	Other income (expense), net	8	10	4
Total finance lease cost		$62	$87	$45
Variable lease cost	Inventory	—	—	10,568
Total lease cost		$1,462	$2,273	$16,369

Short-term lease expense for the years ended December 31, 2021, 2020, and 2019 were immaterial.

Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,716	$1,758	$5,419
Operating cash outflows from finance leases	69	85	44
Finance cash flows from finance leases	$—	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$965	$1,242	$8,667
Finance leases	—	157	117

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	December 31,	December 31,
	2021	2020
Reported as:
Other assets
Operating lease right-of-use assets	$6,488	$7,176
Finance lease right-of-use assets	77	158
Total right-of use assets	$6,565	$7,334
Accrued and other current liabilities
Operating lease liabilities	$1,595	$1,504
Finance lease liabilities	71	84
Warranty reserve and other long-term liabilities
Operating lease liabilities	5,576	5,946
Finance lease liabilities	28	77
Total lease liabilities	$7,270	$7,611
Weighted average remaining lease term (years)
Operating leases	4	5
Finance leases	2	2
Weighted average discount rate
Operating leases	8.16%	7.75%
Finance leases	6.90%	6.15%

As of December 31, 2021, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
2022	$2,184	$63	$2,247
2023	2,269	38	2,307
2024	1,818	3	1,821
2025	898	—	898
2026	852	—	852
2027	586	—	586
Total lease payments	$8,607	$104	$8,711
Less imputed interest	1,436	5	1,441
Total lease liabilities	$7,171	$99	$7,270

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

The Restated Term Loan Agreement provided for the following tranches: (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s net revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of the agent and the lenders following a request from the Company, an additional $15.0 million term loan facility. The loan matures on July 1, 2024 and carries an interest rate of LIBOR plus 7.50%. Under this amendment. the Company would have made monthly payments of accrued interest from the funding date until July 31, 2021, to be followed by monthly installments of principal and interest through the maturity date. The Company may prepay some or all of the principal prior to its maturity date provided the Company pays MidCap a prepayment fee. The loan provided that the Company shall pay an exit fee equal to 5.0% of the aggregate amount of all term loans funded to the Company.

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

On February 5, 2021, the Company entered into a Second Amended and Restated Credit and Security Agreement (Term Loan), by and among the Company, certain of the Company’s subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent (“Agent”) (the “Restated Term Loan Agreement”). The Restated Term Loan Agreement amends and restates the Company’s existing Amended and Restated Credit and Security Agreement, dated as of July 1, 2019. Pursuant to the Restated Term Loan Agreement, tranche 3 commitments were reduced from $15 million to $1 million and were advanced on the effective date of the Restated Term Loan Agreement and the remaining unfunded tranche of $15 million was revised to two $5 million tranche commitments, with tranche 4 availability commencing on July 1, 2021 and tranche 5 availability commencing July 1, 2022. The parties agreed to extend the last day of the interest only period for all tranches from July 31, 2021 in the Existing Term Loan Agreement to December 31, 2022 in the Restated Term Loan Agreement. The Restated Term Loan Agreement contains certain minimum net revenue requirements based on the Company’s 12-month trailing net revenue, as well as certain minimum unrestricted cash requirements that increase upon the funding of the tranche 4 and tranche 5 loans. The exit fee was modified to apply to only the amount of any tranche 4 and 5 loans advanced. Finally, in connection with the Restated Term Loan Agreement, the Company agreed to pay an amendment fee of $750,000.

On December 31, 2021, in connection with the AuraGen Asset Purchase, the Company entered into Limited Consent and Second Amendment to Second Amended and Restated Credit and Security Agreement (Term Loan) (as amended, the “Term Loan Agreement”), dated February 5, 2021, with certain of the Company's wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust, as agent, in order to permit the Company to enter into the Purchase Agreement and consummate the Asset Purchase under the Term Loan Agreement.

As of December 31, 2021, there was $16.0 million of outstanding principal related to the term loans and $1.0 million of unamortized debt issuance costs which are included in “Long-term debt” on the consolidated balance sheets.

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

Further on December 31, 2021, the Company entered into Limited Consent and Fifth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan) (as amended, the “Revolving Loan Agreement”), dated July 1, 2019, with certain of the Company's wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust, as agent, in order to permit the Company to enter into the Purchase Agreement and consummate the AuraGen Asset Purchase under the Revolving Loan Agreement.

As of December 31, 2021, there were $2.2 million borrowings outstanding under the Revolving Loan and no amounts available. As of December 31, 2021, the unamortized debt issuance costs related to the Revolving Loan was approximately $46,000 and was included in “Other assets” on the consolidated balance sheets.

The amortization of debt issuance costs on the Term Loan and Revolving Loan for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $0.9 million, and $0.4 million, respectively, and was included in interest expense in the consolidated statements of operations.

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

Convertible Note

On March 11, 2020, the Company issued $60.0 million of unsecured and subordinated convertible notes with an interest rate of 4.00% (“Note”) to Deerfield Partners, L.P.(“Holder”) in order to fund ongoing operations. The Note matures on March 11, 2025, subject to earlier conversion by the option of the Holder at any time in whole or in part into common shares of the Company, for a period up to five years. Upon conversion by the Holder, the Company shall deliver, shares of the Company’s common stock at a conversion rate of 14,634 per $1,000 principal amount of the Note (which represents an initial conversion rate price of $4.10), or the Base Conversion Rate, in each case subject to customary anti-dilution adjustments. In addition to the typical anti-dilution adjustment, the Note also provides the

Holder with additional consideration (“Make-Whole Provision”) beyond the settlement of the conversion obligation, in the event of a major transaction prior to maturity (e.g. a change in control). Upon conversion by the Holder in the event of a major transaction, the Company shall deliver, either cash, shares of the Company’s common stock or a combination of cash and common stock at the Base Conversion rate plus the additional consideration from the Make-Whole Provision. The $60.0 million principal amount of the Note is not payable until the maturity date of March 11, 2025, unless converted to equity earlier. The Company has paid interest in cash on the Note at 4.00% per annum, quarterly from July 1, 2020.

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

On September 28, 2021, the Company entered into a First Amendment (the “Amendment”) to Facility Agreement (the “Agreement”) with Deerfield Partners, L.P., as agent and lender (“Deerfield”). The Amendment provides for, among other things, the permissibility to issue unregistered shares of the Company’s common stock upon the conversion of the Convertible Note (as defined in the Agreement). In addition, the Amendment provides that, in the event of a Major Transaction (as defined in the Convertible Note), cap the number of additional shares of the Company’s common stock to be issued if the Share Price Result (as defined in the Convertible Note) is greater than $30.00 per share or less than $1.50 per share.

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

As a result of the amendment, the conversion feature no longer needed to be accounted for as a free-standing embedded derivative as it met the criteria for equity classification. As of the amendment date, the derivative liability was adjusted to a fair value of $41.0 million and has been reclassified to “Additional paid in capital” on the consolidated balance sheet.

On December 31, 2021, in connection with the AuraGen Asset Purchase, the Company entered into Amendment No. 3 (the “Facility Amendment”) to the Facility Agreement, dated March 11, 2020, with Deerfield Partners, L.P. in order to permit the Company to enter into the Purchase Agreement and consummate the Asset Purchase.

As of December 31, 2021, the unamortized debt discount and issuance costs were $12.5 million and were included in "Long-term debt" on the consolidated balance sheets. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the years ended December 31, 2021 and 2020, the amortization of the convertible debt discount and issuance costs were $3.0 million and $2.2 million, respectively, and were included in interest expense in the consolidated statements of operations.

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

CARES Act

On April 20, 2020, the Company was granted a loan of $6.7 million under the Paycheck Protection Program of the CARES Act, or the PPP Loan, from Silicon Valley Bank, or the Lender. The PPP Loan was scheduled to mature on April 20, 2022, or the Maturity Date, and bore interest at a rate of 1.0% per annum. Under the terms of the PPP Loan, the Company made no payments until the date which forgiveness of the PPP Loan is determined, which can be up to 10 months following the end of the covered period (which is defined as 24 weeks from the date of the loan), or the Deferral Period. Commencing one month after the expiration of the Deferral Period, and continuing on the same day of each month until the Maturity Date, the Company would have paid to Lender monthly payments of principal and interest, in an amount required to fully amortize the principal amount outstanding on the PPP Loan on the last day of the Deferral Period by the Maturity Date.

On July 30, 2021, the Company was notified by Silicon Valley Bank that they received payment in full from the Small Business Administration for the amount of the Company's PPP Loan and the Company's PPP Loan had been fully forgiven. For the year ended December 31, 2021, the Company recorded a gain on extinguishment of the PPP Loan of $6.7 million in “Other income (expense), net” within the consolidated statement of operations.

Future Principal Payments of Debt

The future schedule of principal and exit fee payments for all outstanding debt as of December 31, 2021 was as follows (in thousands):

Fiscal Year
2022	$—
2023	10,667
2024	5,333
2025	60,000
Total	$76,000

(8) Income Taxes

The provision for income tax consists of the following:

	Year Ended December 31,
	2021	2020	2019
Federal	$11	$12	$9
State	10	10	9
Foreign	—	11	16
Total income tax (benefit) expense	$21	$33	$34

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 21% in 2021, 2020, and 2019, respectively, to income before income taxes as follows: (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	$(13,124)	$(18,882)	$(22,424)
State, net of federal benefit	(770)	(2,372)	(2,109)
PPP loan forgiveness	(1,397)	—	—
Permanent items	606	2,282	857
Benefit state rate change	(184)	20	337
Other	8,499	2,984	368
Goodwill impairment	—	—	1,602
Change in valuation allowance	6,391	16,001	21,403
	$21	$33	$34

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards	$122,570	$113,374
Research and development credits	2,121	2,121
Lease liabilities	1,798	1,861
Derivative liability	—	6,495
Accruals and reserves	14,961	10,175
Intangibles	1,732	3,053
	143,182	137,079
Less valuation allowance	(137,700)	(131,309)
Total deferred tax assets	$5,482	$5,770

Depreciation	$(717)	$(276)
Convertible debt discount	(2,800)	(3,440)
Right-of-use assets	(1,624)	(1,793)
Intangibles - deferred tax liability	(434)	(333)
Total deferred tax liabilities	(5,575)	(5,842)
Net deferred taxes	$(93)	$(72)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on all the relevant factors, a valuation allowance of $137.7 million has been established against deferred tax assets as of December 31, 2021 as management determined that it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

As of December 31, 2021, the Company had net operating loss carryforwards of approximately $483.1 million and $330.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Federal net operating loss carryforwards of $9.8 million begins expiring in 2027, and state net operating loss carryforwards of $8.3 million began expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change ”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.

As of December 31, 2021, the Company had research and development credit carryforwards of approximately $30,000 and $2.7 million available to reduce future taxable income, income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2029 and the state credits carryforward indefinitely.

At December 31, 2021, the Company had unrecognized tax benefits of approximately $0.6 million associated with the research and development credits. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2019	$1,116
Additions based on tax positions taken in the current year	10
Decreases based on tax positions taken in a prior year	(507)
Ending balance at December 31, 2020	619
Additions based on tax positions taken in the current year	—
Ending balance at December 31, 2021	$619

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other (income) expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2021.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations. In general, the Company’s federal tax returns for 2018 to 2020 and state tax returns for 2017 to 2020 remain open for examination by the federal and state tax authorities, including net operating loss carryforwards to those years.

(9) Employee Benefit Plans

In September 2016, the Company adopted a Section 401(k) Retirement Savings Plan for the benefit of eligible employees. All employees become eligible to participate in the plan the first of the month following their hire date and may contribute their pretax or after–tax salary, up to the Internal Revenue Service annual contribution limit. The Company makes contributions to the 401(k) plan under a safe harbor provision, whereby the Company contributes 3% of each participating employee’s annual compensation. The Company contributions vest immediately. The Company contributed and included in operating expense $0.6 million, $0.5 million, and $0.7 million for each of the years ended December 31, 2021, 2020, and 2019, respectively.

(10) Stockholders’ Equity

(a)
Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2021, the Company had no preferred stock issued or outstanding.

(b)
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

As of December 31, 2021, pursuant to the 2007 Plan, there were 114,120 options outstanding and no shares of common stock available for future grants.

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

As of December 31, 2021, pursuant to the 2014 Plan, there were 8,717,856 shares of common stock reserved and 2,190,272 shares of common stock available for future grants.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company. As of December 31, 2021, inducement grants for 1,983,411 shares of common stock have been awarded, and 606,112 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2019	1,880,846	$7.42	5.48
Granted	600,000	3.58
Exercised	(9,817)	2.89
Forfeited	(511,528)	8.87
Balances at December 31, 2020	1,959,501	$4.79	5.92
Exercised	(72,726)	3.99
Forfeited	(182,812)	5.49
Balances at December 31, 2021	1,703,963	$4.75	5.41
Vested and expected to vest at December 31, 2021	1,703,963
Vested and exercisable at December 31, 2021	1,266,428		7.27

There were no stock options granted during the years ended December 31, 2021 and 2019. The weighted average grant date fair value of stock options granted to employees and directors during the year ended December 31, 2020 was $3.58 per share. Stock-based compensation expense for stock options for the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $0.1 million and $0.6 million, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. As of December 31, 2021 there was $1.5 million of unrecognized compensation cost related to stock options granted under the plans. The expense is recorded within the operating expense components in the consolidated statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $208,000, $14,000, and $0.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2021	2020	2019
Expected term (in years)	—	6.50	—
Expected volatility	—	82.65%	—
Risk-free interest rate	—	0.27%	—
Dividend yield	—	—	—

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

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2019	2,232,956	$11.99
Granted	3,070,430	4.77
Vested	(1,150,707)	10.06
Forfeited	(1,058,889)	7.82
Balances at December 31, 2020	3,093,790	$6.97
Granted	1,636,969	7.06
Vested	(1,452,893)	6.42
Forfeited	(478,314)	2.31
Balances at December 31, 2021	2,799,552	$8.11

The weighted average grant date fair value of RSUs granted to employees and directors during the years ended December 31, 2021, 2020 and 2019 was $7.06, $4.77, and $8.02 per share, respectively. Stock-based compensation expense for RSUs for the years ended December 31, 2021, 2020 and 2019 was $9.3 million, $7.5 million and $11.2 million, respectively. As of December 31, 2021, there was $9.8 million total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.03 years.

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

As of December 31, 2021, the number of shares of common stock reserved for issuance under the ESPP was 2,252,652. During the year ended December 31, 2021, employees purchased 199,071 shares under the ESPP at a weighted average exercise price of $3.38 per share. During the year ended December 31, 2020, employees purchased 203,728 shares under the ESPP at a weighted average exercise price of $4.11 per share. As of December 31, 2021, the number of shares of common stock available for future issuance under the ESPP was 1,253,615. Stock-based compensation related to the ESPP for the years ended December 31, 2021, 2020 and 2019 was $0.6 million, $0.6 million, and $0.8 million, respectively.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock purchase rights granted under the employee stock purchase plan:

	Year Ended December 31,
ESPP	2021			2020			2019
Expected term (in years)	0.50	to	2.00	0.50	to	2.00	0.50	to	2.00
Expected volatility	64%	to	101%	68%	to	139%	69%	to	77%
Risk-free interest rate	0.06%	to	0.20%	0.14%	to	1.57%	1.87%	to	2.06%
Dividend yield	—			—			—

(e)
Significant modifications

There were no material modifications of equity awards during the years ended December 31, 2021, 2020, and 2019.

(11) Segment Reporting and Geographic Information

(a)
Reportable Segments

Following the sale of the miraDry business on June 10, 2021, the Company has one reportable segment named Plastic Surgery, formally known as Breast Products. The Plastic Surgery segment focuses on sales of silicone gel breast implants, tissue expanders and scar management products under the brands Sientra Round, Sientra Teardrop, AlloX2, Dermaspan, Softspan and BIOCORNEUM.

The net sales, net operating loss and net assets for the Plastic Surgery segment are presented in the consolidated statement of operations and consolidated balance sheets as continuing operations.

(b)
Geographic Information

Net sales are attributed to geographic areas based on where the Company’s products are shipped. The following table presents the net sales by geographical region for the periods presented (in thousands):

	December 31,
	2021	2020	2019
United States	$79,037	$53,284	$46,295
International	1,646	1,713	68
Total net sales	$80,683	$54,997	$46,363

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

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. The Company filed a motion to dismiss the complaint on December 7, 2020. On February 28, 2022 the Court granted the Company’s motion, and dismissed the plaintiff’s complaint with prejudice.

(13) Subsequent Events

Health Canada Approval

On March 23, 2022, the Company received approval from Health Canada to begin commercialization of its smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, the Company intends to begin commercialization in Canada with its distribution partner, Kai Aesthetics, Inc.

Amendment to Credit Agreements

On March 30, 2022 (the “Effective Date”), the Company entered into a Third Amendment (the “Third Amendment”) to the Term Loan Agreement, with certain of the Company’s wholly owned subsidiaries, the lenders party thereto and MidCap, in order to provide the Company an additional tranche of funding and allow the Company to draw the fourth tranche. The Third Amendment provides that the fourth tranche of $5,000,000 will be drawn on March 31, 2022. Additionally, the Third Amendment provides the Company with a sixth tranche pursuant to which the Company may draw $9,000,000 any time after January 1, 2023 until March 31, 2023. The Third Amendment also eliminated the minimum unrestricted cash requirement and reset the minimum Net Revenue (as defined therein) requirements based on the Company’s 12-month trailing Net Revenue. Finally, the Third Amendment increased the prepayment fee by 0.5% until following the third anniversary of the Effective Date, at which point no prepayment fee shall apply.

Also on March 30, 2022, the Company entered into Sixth Amendment (the “Sixth Amendment”) to the Revolving Loan Agreement, with certain of the Company’s wholly owned subsidiaries, the lenders party thereto and MidCap. The Sixth Amendment modified the Net Revenue (as defined therein) requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Sixth Amendment made other conforming changes to the Restated Term Loan Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	SIENTRA, INC.

	By:	/s/ ronald Menezes
Ronald Menezes
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Menezes and Andrew C. Schmidt, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, and either of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ronald Menezes Ronald Menezes	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2022

/s/ Andrew C. Schmidt Andrew C. Schmidt	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2022

/s/Caroline Van Hove	Executive Chair of the Sientra, Inc. Board	March 31, 2022
Caroline Van Hove

/s/ Nori ebersole Nori Ebersole	Director	March 31, 2022

/s/ Irina Erenburg, Ph.D. Irina Erenburg, Ph.D.	Director	March 31, 2022

/s/ Mary M. Fisher Mary M. Fisher	Director	March 31, 2022

/s/ Kevin O’Boyle Kevin O’Boyle	Director	March 31, 2022

/s/ Philippe A. Schaison Philippe A. Schaison	Director	March 31, 2022

/s/ Keith Sullivan Keith Sullivan	Director	March 31, 2022