Form 10-Q
period 2022-03-31
Sientra, Inc.
filed 2022-05-12
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,639,966.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page

Part I — Financial Information	3

Item 1. Condensed Consolidated Financial Statements - Unaudited	3
Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	4
Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Period from December 31, 2020 through March 31, 2021 and December 31, 2021 through March 31, 2022	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

Part II — Other Information	31

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,883	$51,772
Accounts receivable, net of allowances of $2,581 and $2,278 at March 31, 2022 and December 31, 2021, respectively	39,265	33,105
Inventories, net	54,224	52,914
Prepaid expenses and other current assets	2,561	2,979
Current assets of discontinued operations	4	4
Total current assets	134,937	140,774
Property and equipment, net	13,085	13,998
Goodwill	9,202	9,202
Other intangible assets, net	27,890	28,765
Other assets	6,752	7,165
Total assets	$191,866	$199,904
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,189	$2,237
Accounts payable	9,112	7,402
Accrued and other current liabilities	18,055	21,298
Customer deposits	35,301	35,182
Sales return liability	16,493	13,399
Current liabilities of discontinued operations	500	500
Total current liabilities	84,650	80,018
Long-term debt	65,565	62,434
Deferred and contingent consideration	5,858	5,872
Warranty reserve and other long-term liabilities	10,707	10,723
Total liabilities	166,780	159,047
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 62,552,927 and 62,242,090 and outstanding 62,480,200 and 62,169,363 shares at March 31, 2022 and December 31, 2021, respectively	625	622
Additional paid-in capital	664,106	661,839
Treasury stock, at cost (72,727 shares at March 31, 2022 and December 31, 2021)	(260)	(260)
Accumulated deficit	(639,385)	(621,344)
Total stockholders’ equity	25,086	40,857
Total liabilities and stockholders’ equity	$191,866	$199,904

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$21,398	$18,312
Cost of goods sold	8,553	8,159
Gross profit	12,845	10,153
Operating expenses:
Sales and marketing	15,588	11,819
Research and development	3,144	2,195
General and administrative	10,208	7,911
Total operating expenses	28,940	21,925
Loss from operations	(16,095)	(11,772)
Other income (expense), net:
Interest income	2	2
Interest expense	(1,897)	(2,004)
Change in fair value of derivative liability	—	(42,740)
Other income (expense), net	5	(97)
Total other income (expense), net	(1,890)	(44,839)
Loss from continuing operations before income taxes	(17,985)	(56,611)
Income tax expense	—	—
Loss from continuing operations	(17,985)	(56,611)
Income (loss) from discontinued operations, net of income taxes	(56)	1,921
Net loss	$(18,041)	$(54,690)
Basic and diluted net loss per share attributable to common stock holders
Continuing operations	$(0.29)	$(1.04)
Discontinued operations	(0.00)	0.03
Basic and diluted net loss per share	$(0.29)	$(1.01)
Weighted average outstanding common shares used for net income (loss) per share attributable to common stockholders:
Basic and diluted	62,334,073	54,321,146

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	6,222,222	62	—	—	39,164	—	39,226
Stock-based compensation	—	—	—	—	—	—	3,163	—	3,163
Stock option exercises	—	—	12,727	—	—	—	51	—	51
Employee stock purchase program (ESPP)	—	—	95,919	1	—	—	322	—	323
Vested restricted stock	—	—	554,896	6	—	—	752	—	758
Shares withheld for tax obligations on vested RSUs	—	—	(82,830)	(1)	—	—	(1,214)	—	(1,215)
Net loss	—	—	—	—	—	—	—	(54,690)	(54,690)
Balances at March 31, 2021	—	$—	57,515,085	$574	72,727	$(260)	$600,297	$(613,552)	$(12,941)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2021	—	$—	62,242,090	$622	72,727	$(260)	$661,839	$(621,344)	$40,857
Stock-based compensation	—	—	—	—	—	—	2,196	—	2,196
Employee stock purchase program (ESPP)	—	—	139,574	1	—	—	328	—	329
Vested restricted stock	—	—	265,331	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(94,068)	(1)	—	—	(254)	—	(255)
Net loss	—	—	—	—	—	—	—	(18,041)	(18,041)
Balances at March 31, 2022	—	$—	62,552,927	$625	72,727	$(260)	$664,106	$(639,385)	$25,086

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,041)	$(54,690)
Income (loss) from discontinued operations, net of income taxes	(56)	1,921
Loss from continuing operations, net of income taxes	(17,985)	(56,611)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,744	1,036
Provision for doubtful accounts	315	269
Provision for warranties	291	200
Provision for inventory	(56)	(9)
Fair value adjustments to derivative liability	—	42,740
Fair value adjustments of other liabilities held at fair value	—	17
Amortization of debt discount and issuance costs	938	848
Stock-based compensation expense	2,196	3,163
Other non-cash adjustments	60	213
Changes in operating assets and liabilities:
Accounts receivable	(6,474)	(1,276)
Inventories	(1,253)	(2,397)
Prepaid expenses, other current assets and other assets	907	(298)
Accounts payable, accrueds, and other liabilities	(1,754)	(6,574)
Customer deposits	118	4,051
Sales return liability	3,094	1,823
Net cash flow from operating activities - continuing operations	(17,859)	(12,805)
Net cash flow from operating activities - discontinued operations	(56)	138
Net cash used in operating activities	(17,915)	(12,667)
Cash flows from investing activities:
Purchase of property and equipment	(246)	(1,321)
Net cash flow from investing activities - continuing operations	(246)	(1,321)
Net cash flow from investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(246)	(1,321)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	329	1,132
Net proceeds from issuance of common stock	—	39,226
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(255)	(1,215)
Gross borrowings under the Term Loan	5,000	1,000
Gross borrowings under the Revolving Loan	2,774	—
Repayment of the Revolving Loan	(2,552)	—
Deferred financing costs	(25)	(750)
Net cash provided by financing activities	5,271	39,393
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,890)	25,405
Cash, cash equivalents and restricted cash at:
Beginning of period	52,068	55,310
End of period	$39,178	$80,715

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	38,883	80,372
Restricted cash included in other assets	295	343
Total cash, cash equivalents and restricted cash	$39,178	$80,715

Supplemental disclosure of cash flow information:
Interest paid	$1,070	$1,058
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	30	400
Deferred follow-on offering costs in accounts payable and accrued liabilities	—	122
Deferred financing costs in accounts payable and accrued liabilities	298	50

See accompanying notes to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.
Summary of Significant Accounting Policies
a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, or the Annual Report. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

b.
Liquidity

Since the Company’s inception, it has incurred significant net operating losses and the Company anticipates that losses will continue in the near term. The Company expects its operating expenses will remain consistent with the current period and will need to generate significant net sales to achieve profitability. To date, the Company has funded operations primarily with proceeds from the sales of preferred stock, borrowings under term loans and the convertible note, sales of products, and the proceeds from the sale of common stock in public offerings. The Company continues to evaluate overall capital needs, and while the Company believes there are sufficient capital resources to continue as a going concern over the next twelve months, the Company may be required to raise additional debt or equity capital to fund ongoing operations.

As of March 31, 2022, the Company had cash and cash equivalents of $38.9 million. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

Debt financing – recent developments

Refer to Note 7 for a full description and updates to all of the Company’s long-term debt, revolving line of credit, and convertible note.

c.
Recent Accounting Pronouncements

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment eliminates certain accounting models and simplifies the accounting for convertible instruments and enhances disclosures for convertible instruments and earnings per share. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact that adoption of the standard will have on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional expedients and exceptions for contract modifications that replace a reference rate affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022, and entities may elect to apply by Topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact the election of the optional expedient will have on the condensed consolidated financial statements.

d.
Risks and Uncertainties

As an aesthetics company, surgical procedures involving the Company’s breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures. The inability or limited ability to perform such non-emergency procedures and patients electing to postpone elective aesthetics procedures due to the pandemic significantly harmed the Company’s revenues since the second quarter of 2020 and continued to harm the Company’s revenues during the three months ended March 31, 2022. While many states have lifted certain restrictions on non-emergency procedures and procedural volume rates for non-emergency procedures have been recovering, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the impact on the Company’s business, including the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

Under the TSA, the Company provided certain post-closing services to the Buyer related to the miraDry business for a period of six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer reimbursed the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.1 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the quarter ended March 31, 2022. As of March 31, 2022, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, the Company received $2.3 million in customer payments and remitted $2.3 million to the Buyer during the period from June 10, 2021 through March 31, 2022. As of March 31, 2022, the Company does not have a payable to the Buyer on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty four months. Following the initial period, the Buyer exercised an additional period of six months. During quarter ended March 31, 2022, the Company recognized $0.2 million of sublease income in general and administrative expenses in the condensed consolidated statements of operations.

The Sale met the discontinued operations criteria given that the business is a component and represented a strategic shift. The following table presents the aggregate carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

	March 31,	December 31,
	2022	2021
Assets of discontinued operations:
Prepaid expenses and other current assets	$4	$4
Current assets of discontinued operations	4	4
Total assets of discontinued operations	$4	$4
Liabilities of discontinued operations:
Accounts payable	$6	$6
Accrued and other current liabilities	494	494
Total liabilities of discontinued operations	$500	$500

The results of operations for the miraDry business were included in income (loss) from discontinued operations on the accompanying condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net sales	$—	$4,924
Cost of goods sold	—	2,776
Gross profit	—	2,148
Operating expenses	56	196
Income (loss) from operations of discontinued operations	(56)	1,952
Other income (expense), net	—	(31)
Income (loss) from discontinued operations before income taxes	(56)	1,921
Total income (loss) from discontinued operations before income taxes	(56)	1,921
Income tax expense (benefit)	—	—
Income (loss) from discontinued operations, net of income taxes	$(56)	$1,921

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

The liability for unsatisfied performance obligations under the service warranty as of March 31, 2022 were as follows:

Three Months Ended March 31,
2022
Balance as of December 31, 2021	$3,237
Additions and adjustments	555
Revenue recognized	(176)
Balance as of March 31, 2022	$3,616

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

	Three Months Ended March 31,
	2022	2021
Beginning balance	$13,399	$9,192
Addition to reserve for sales activity	41,870	36,386
Actual returns	(37,030)	(33,700)
Change in estimate of sales returns	(1,746)	(858)
Ending balance	$16,493	$11,020

4.
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration is discussed in Note 5. The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of March 31, 2022, the carrying value of the long-term debt was not materially different from the fair value. As of March 31, 2022, the carrying value and fair value of the convertible note were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Carrying value	$48,268	$47,477
Fair value	$43,110	$42,029

5.
Balance Sheet Components
a.
Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,743	$2,109
Work in progress	4,690	4,796
Finished goods	43,022	41,982
Finished goods - right of return	4,769	4,027
	$54,224	$52,914

b.
Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Leasehold improvements	$3,464	$2,734
Manufacturing equipment and tooling	9,577	9,922
Computer equipment	1,661	1,672
Software	6,344	6,379
Furniture and fixtures	1,179	1,542
	22,225	22,249
Less accumulated depreciation	(9,140)	(8,251)
	$13,085	$13,998

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.7 million, respectively.

c.
Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

Plastic Surgery
Balances as of December 31, 2021
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202
Balances as of March 31, 2022
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 31, 2022
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,291)	$649
Trade names - finite life	12	800	(406)	394
Manufacturing know-how	19	8,240	(1,858)	6,382
Developed technology	8	20,661	(646)	20,015
Total definite-lived intangible assets		$34,641	$(7,201)	$27,440

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,224)	$716
Trade names - finite life	12	800	(389)	411
Manufacturing know-how	19	8,240	(1,652)	6,588
Developed technology	8	20,600	-	20,600
Total definite-lived intangible assets		$34,580	$(6,265)	$28,315

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended March 31, 2022 and 2021 were $0.9 million and $0.3 million, respectively. The following table summarizes the future estimated amortization expense relating to the Company's definite-lived intangible assets as of March 31, 2022 (in thousands):

Amortization
Period	Expense
2022	$3,374
2023	3,594
2024	3,449
2025	3,306
2026	3,133
Thereafter	10,584
$27,440

d.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and related expenses	$3,189	$5,188
Accrued severance	474	248
Accrued commissions	3,020	4,329
Accrued manufacturing	30	121
Deferred and contingent consideration, current portion	2,567	2,431
Audit, consulting and legal fees	131	185
Accrued sales and marketing expenses	189	159
Lease liabilities	1,727	1,666
Other	6,728	6,971
	$18,055	$21,298

e.
Accrued warranties

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance as of January 1	$2,505	$1,934
Warranty costs incurred during the period	(158)	(31)
Changes in accrual related to warranties issued during the period	267	195
Changes in accrual related to pre-existing warranties	24	5
Balance as of March 31	$2,638	$2,103

As of March 31, 2022 and 2021, both balances are included in “Warranty reserve and other long-term liabilities”.

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

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to AuraGen is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat grafting products. The significant assumptions utilized in the fair value measurement was the probable retention rate based on historical data and the Company's equity volatility of 100%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

The contingent consideration related to the acquisition of BIOCORNEUM consists of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the discount rate, which was 21.0%.

As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as

Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$3,039	$3,039
	$—	$—	$3,039	$3,039

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$3,114	$3,114
	$—	$—	$3,114	$3,114

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent consideration liability
Balance, December 31, 2021	$3,114
Change in fair value	(75)
Balance, March 31, 2022	$3,039

The liability for the current portion of contingent consideration is included in “Accrued and other current liabilities” and the long-term portion is included in “Deferred and contingent consideration” in the condensed consolidated balance sheets.

6.
Leases

Components of lease expense were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2022	2021
Operating lease cost	Operating expenses	$414	$428
Operating lease cost	Inventory	114	100
Sublease income	Operating expenses	(233)	—
Total operating lease cost		$295	$528
Finance lease cost
Amortization of right-of-use assets	Operating expenses	3	10
Amortization of right-of-use assets	Inventory	12	12
Interest on lease liabilities	Other income (expense), net	1	2
Total finance lease cost		$16	$24
Total lease cost		$311	$552

Short-term lease expense for the three months ended March 31, 2022 and 2021 was not material.

Supplemental cash flow information related to operating and finance leases for the three months ended March 31, 2022 was as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$407	$418
Operating cash outflows from finance leases	13	24

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	March 31,	December 31,
	2022	2021
Reported as:
Other assets
Operating lease right-of-use assets	$6,102	$6,488
Finance lease right-of-use assets	63	77
Total right-of use assets	$6,165	$6,565
Accrued and other current liabilities
Operating lease liabilities	$1,655	$1,595
Finance lease liabilities	72	71
Warranty reserve and other long-term liabilities
Operating lease liabilities	5,129	5,576
Finance lease liabilities	17	28
Total lease liabilities	$6,873	$7,270
Weighted average remaining lease term (years)
Operating leases	4	4
Finance leases	1	2
Weighted average discount rate
Operating leases	8.19%	8.16%
Finance leases	6.90%	6.90%

As of March 31, 2022, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total
2022	$1,665	$50	$1,715
2023	2,267	38	2,305
2024	1,816	4	1,820
2025	896	—	896
2026	851	—	851
2027	582	—	582
Total lease payments	$8,077	$92	$8,169
Less imputed interest	1,293	3	1,296
Total lease liabilities	$6,784	$89	$6,873

7.
Debt

On March 30, 2022 (the “Effective Date”), the Company entered into a Third Amendment (the “Third Amendment”) to the Term Loan Agreement, with certain of the Company’s wholly owned subsidiaries, the lenders party thereto and MidCap, in order to provide the Company an additional tranche of funding and allow the Company to draw the fourth tranche. The Third Amendment provided that the fourth tranche of $5,000,000 was to be drawn on March 31, 2022. Additionally, the Third Amendment provides the Company with a sixth tranche pursuant to which the Company may draw $9,000,000 any time after January 1, 2023 until March 31, 2023. The Third Amendment also eliminated the minimum unrestricted cash requirement and reset the minimum Net Revenue (as defined therein) requirements based on the Company’s 12-month trailing Net Revenue. Finally, the Third Amendment increased the prepayment fee by 0.5% until following the third anniversary of the Effective Date, at which point no prepayment fee shall apply.

As of March 31, 2022, there was $21.0 million of outstanding principal and $0.3 million of an exit fee payable related to the term loans, reduced by unamortized debt issuance costs of $0.8 million included in "Current portion of long-term debt" and $0.5 million included in “Long-term debt” on the condensed consolidated balance sheets.

Also on March 30, 2022, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Revolving Loan Agreement, with certain of the Company’s wholly owned subsidiaries, the lenders party thereto and MidCap. The Sixth Amendment modified the Net Revenue (as defined therein) requirement in a manner consistent with the modification under the Restated Term Loan Agreement. In addition, the Sixth Amendment made other conforming changes to the Restated Term Loan Agreement.

As of March 31, 2022, there were $2.5 million outstanding under the Revolving Loan. As of March 31, 2022, the unamortized debt issuance costs related to the revolving loan was approximately $41,000 and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for the three months ended March 31, 2022 and 2021 were $0.1 million and $0.2 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

Convertible Note

As of March 31, 2022, the unamortized debt discount and issuance costs were $11.7 million and included in “Long-term debt” on the condensed consolidated balance sheet. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three months ended March 31, 2022 and 2021, the amortization of the convertible debt discount and issuance costs were $0.8 million and $0.7 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations.

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of March 31, 2022 was as follows (in thousands):

Fiscal Year
2022	$2,460
2023	14,000
2024	7,000
2025	60,000
Total	$83,460

8.
Stockholders’ Equity
a.
Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2022 and December 31, 2021, the Company had no preferred stock issued or outstanding.

b. Stock Option Plans

As of March 31, 2022, a total of 2,290,949 shares of the Company’s common stock were available for issuance under the 2014 Plan. As of March 31, 2022, inducement grants for 2,342,893 shares of common stock have been awarded, and 272,313 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2021	1,703,963	$4.75	5.41
Granted	150,000	—
Forfeited	(8,598)	13.49
Balances at March 31, 2022	1,845,365	$4.32	5.56

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for both the three months ended March 31, 2022 and 2021 were $0.1 million. As of March 31, 2022, unrecognized compensation costs related to stock options was $1.7 million.

c. Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2021	2,799,552	$8.11
Granted	2,683,961	2.54
Vested	(265,331)	5.17
Forfeited	(18,831)	0.31
Balances at March 31, 2022	5,199,351	$5.41

Stock-based compensation expense for RSUs for the three months ended March 31, 2022 and 2021 was $1.9 million and $2.9 million, respectively. As of March 31, 2022, there was $13.5 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2.32 years.

d. Employee Stock Purchase Plan

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

During the three months ended March 31, 2022, employees purchased 139,574 shares of common stock at a weighted average price of $2.36 per share. As of March 31, 2022, the number of shares of common stock available for future issuance was 1,735,734.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended March 31, 2022 and 2021.

e. Significant Modifications

During the three months ended March 31, 2022 and 2021, there were no material modifications of equity awards.

9.
Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding, to the extent they are dilutive. Potential dilutive shares consist of shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Loss from continuing operations	$(17,985)	$(56,611)
Income (loss) from discontinued operations, net of income taxes	(56)	1,921
Net loss	$(18,041)	$(54,690)
Weighted average common shares outstanding, basic and diluted	62,334,073	54,321,146
Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.29)	$(1.04)
Discontinued operations	(0.00)	0.03
Basic and diluted net loss per share	$(0.29)	$(1.01)

The Company excluded the following potentially dilutive securities, outstanding for the three months ended March 31, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	Three Months Ended March 31,
	2022	2021
Stock issuable upon conversion of convertible note	14,634,146	14,634,146
Stock options to purchase common stock	30,033	1,687,409
Unvested RSUs	2,668,069	1,902,195
	17,332,248	18,223,750

10.
Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three months ended March 31, 2022 and 2021.

11.
Segment Information

Following the sale of the miraDry business on June 10, 2021, the Company has one reportable segment named Plastic Surgery, formally known as Breast Products. The Plastic Surgery segment focuses on sales of silicone gel breast implants, tissue expanders, scar management products, and the fat grafting system under the brands Sientra Smooth, Sientra Teardrop, AlloX2, Dermaspan, Softspan, BIOCORNEUM, and AuraGen.

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

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer the Court granted in a tentative ruling dated March 9, 2021 with leave to replead. The Plaintiffs filed an amended complaint on April 6, 2021 and the Company filed a demurrer to that complaint on May 6, 2021. On October 25, 2021, the Court issued a ruling granting the Company’s demurrer in-part and denying it in-part, and gave plaintiffs twenty days to file an amendment complaint. A second amended complaint was filed on November 19, 2021. On December 3, 2021 the Company filed a renewed motion for demurrer as to all plaintiffs based on the recent FDA labelling updates on BIA-ALCL warnings. On January 5, 2022 the Company filed a demurrer to the second amended complaint as to plaintiff Craft and otherwise filed an Answer denying the remaining plaintiff's claims and asserting affirmative defenses. The Company's renewed demurrer as to all plaintiffs, and demurrer as to Craft is scheduled for oral argument on September 20, 2022. The Company intends to vigorously defend itself in this lawsuit. Given the nature of this case, the Company is unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. The Company filed a motion to dismiss the complaint on December 7, 2020. On February 28, 2022 the Court granted the Company’s motion, and dismissed the plaintiff’s complaint with prejudice. On March 28, 2022, the plaintiff filed a motion for reconsideration of the Court’s order. The Company opposed that motion on April 11, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management, and the impact of global economic conditions and public health crises and epidemics, such as the COVID-19 pandemic, on our business and industry. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, the risks set forth in Part I, Item 1A, in the Annual Report, and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a medical aesthetics company uniquely focused on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board-certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants in the U.S. for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. In 2020, we also began to sell our breast implants in Japan through a distributor partner. We sell our breast tissue expanders for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties.

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

Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders and scar management products. We currently sell our products in the U.S. through a direct sales organization, which as of March 31, 2022, consisted of 76 employees, including 10 sales managers.

Recent developments

Health Canada Approval

On March 23, 2022, we received approval from Health Canada to begin commercialization of its smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, we began commercialization in Canada with our distribution partner, Kai Aesthetics, Inc.

COVID-19 Pandemic

As an aesthetics company, surgical procedures involving our breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. The inability or limited ability to perform such non-emergency procedures and patients electing to postpone elective aesthetics procedures due to the pandemic significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the three months ended March 31, 2022. While many states have lifted certain restrictions on non-emergency procedures and procedural volume rates for non-emergency procedures have been recovering, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the impact on our business, including the timing for a broad and sustained ability to perform non-emergency procedures involving our products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, and administrative functions. Other G&A expenses include deferred consideration adjustments, bad debt expense, outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses. We expect future G&A expenses to remain consistent with the current period, and we also expect to continue to incur G&A expenses in connection with operating as a public company.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income, interest expense, and amortization of issuance costs associated with our Credit Agreements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Statement of operations data
Net sales	$21,398	$18,312
Cost of goods sold	8,553	8,159
Gross profit	12,845	10,153
Operating expenses
Sales and marketing	15,588	11,819
Research and development	3,144	2,195
General and administrative	10,208	7,911
Total operating expenses	28,940	21,925
Loss from operations	(16,095)	(11,772)
Other income (expense), net
Interest income	2	2
Interest expense	(1,897)	(2,004)
Change in fair value of derivative liability	—	(42,740)
Other income (expense), net	5	(97)
Total other income (expense), net	(1,890)	(44,839)
Loss from continuing operations before income taxes	(17,985)	(56,611)
Income tax expense	—	—
Loss from continuing operations	(17,985)	(56,611)
Income (loss) from discontinued operations, net of income taxes	(56)	1,921
Net loss	$(18,041)	$(54,690)

Net Sales

Net sales increased $3.1 million, or 16.9%, to $21.4 million for the three months ended March 31, 2022 as compared to $18.3 million for the three months ended March 31, 2021. The increase was primarily due to an increase in the volume of domestic sales of gel implants, expanders, and BioCorneum.

As of March 31, 2022 and 2021, our sales organization included 76 employees and 66 employees, respectively.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.4 million, or 4.8%, to $8.6 million for the three months ended March 31, 2022 as compared to $8.2 million for the three months ended March 31, 2021. The increase was primarily due to an increase in the sales volume of the Company’s products.

The gross margins for the three months ended March 31, 2022 and 2021 were 60.0% and 55.4%, respectively. The increase was primarily due to a decrease in the unit cost of gel implants combined with a decrease in period distribution and production costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.8 million, or 31.9%, to $15.6 million for the three months ended March 31, 2022 as compared to $11.8 million for the three months ended March 31, 2021. The increase was primarily due to increases in shipping expenses associated with the increased volume of sales of products, employee payroll, travel expenses, and increased marketing initiatives.

Research and Development Expenses

R&D expenses increased $0.9 million, or 43.2%, to $3.1 million for the three months ended March 31, 2022 as compared to $2.2 million for the three months ended March 31, 2021. The increase was primarily due to increases in costs related to clinical and regulatory activities, and product development expense.

General and Administrative Expenses

G&A expenses increased $2.3 million, or 29.0%, to $10.2 million for the three months ended March 31, 2022 as compared to $7.9 million for the three months ended March 31, 2021. The increase was primarily due to increases in employee payroll, depreciation and amortization expense, expenses associated with our information technology systems subsequent to their implementation, including training and data conversion costs, severance expense, and insurance expense, offset by decreases in legal and audit expenses, stock compensation expenses, and an increase in sublease income.

Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2022 decreased as compared to the three months ended March 31, 2021 primarily due to a change in the fair value of the derivative liability in the prior period which did not reoccur in the current period, after its reclassification to equity following the amendment in September 2021.

Income Tax Expense

For the three months ended March 31, 2022 and 2021 there was no income tax expense.

Income (loss) from discontinued operations

Loss from discontinued operations for the three months ended March 31, 2022 increased $2.0 million due to the sale of the miraDry business.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will remain consistent and we will need to generate significant net sales to achieve profitability. To date, we have funded our operations primarily with proceeds from the sales of preferred stock, borrowings under our term loans and convertible note, sales of our products, and the proceeds from the sale of our common stock in public offerings. We continue to evaluate our overall capital needs, and while we believe we have sufficient capital resources to continue as a going concern over the next twelve months, we may be required to raise additional debt or equity capital to fund ongoing operations.

As of March 31, 2022, we had $38.9 million in cash and cash equivalents. Our historical cash outflows have primarily been associated with research and development activities and activities relating to commercialization and increases in working capital. In addition, we have used cash to fund the acquisitions of AuraGen, BIOCORNEUM, Vesta, and the tissue expander portfolio.

Debt financing – recent developments

Refer to Note 7 to the condensed consolidated financial statements for a full description and updates to all of our long-term debt, revolving line of credit, and convertible note.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities - continuing operations	$(17,859)	$(12,805)
Investing activities - continuing operations	(246)	(1,321)
Financing activities - continuing operations	5,271	39,393
Net change in cash, cash equivalents and restricted cash from continuing operations	(12,834)	25,267
Net cash provided by (used in) discontinued operations	(56)	138
Net change in cash, cash equivalents and restricted cash	$(12,890)	$25,405

Cash flow from operating activities of continuing operations

Net cash used in operating activities was $17.9 million during the three months ended March 31, 2022 as compared to $12.8 million during the three months ended March 31, 2021. The increase in cash used in operating activities between the three months ended March 31, 2022 and 2021 was primarily associated with increases in accounts receivable and inventory.

Cash flow from investing activities of continuing operations

Net cash used in investing activities was $0.2 million during the three months ended March 31, 2022 as compared to $1.3 million used during the three months ended March 31, 2021. The decrease in cash used was due to a decrease in property and equipment purchases.

Cash flow from financing activities of continuing operations

Net cash provided by financing activities was $5.3 million during the three months ended March 31, 2022 as compared to $39.4 million during the three months ended March 31, 2021. The decrease in cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock in the prior period which did not reoccur in the current period and repayment of the Revolving Loan, offset by borrowings under the Term Loan and Revolving Loan.

Cash flow from discontinued operations

Net cash used by discontinued operations was $0.1 million during the three months ended March 31, 2022 as compared to $0.1 million provided during the three months ended March 31, 2021. The change in cash flows was primarily driven by higher activity in the miraDry business in the prior period and less activity in the current period subsequent to the sale of the miraDry business.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information required by this item.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated herein by reference.

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

Additionally, recent events may result in a global supply shortage of medical-grade silicone. In December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. These import restrictions come into effect on June 21, 2022. Further, in early 2022, in response to actions taken by the Russia against Ukraine, the United States and other countries around the world undertook rapidly evolving and escalating campaigns targeting Russia and Belarus, and Russian and Belarussian entities and persons, with significant new economic sanctions designations and embargoes, financial restrictions, trade controls and other government restrictions. These regions make up a large portion of the global supply of medical-grade silicone. While we are not presently aware of any direct impacts these restrictions have had on our suppliers’ supply chains, disruptions resulting from the conflict in Ukraine and the UFLPA may materially and negatively impact our suppliers’ ability to obtain a sufficient supply of medical-grade silicone necessary to meet the quantity and/or timing of our product demands.

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

•
natural disasters, disease pandemics impacting the supply chain (such as the recent Coronavirus outbreak), wars or other conflicts (including the ongoing conflict in the Ukraine), labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturer or its suppliers may occur;

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

10.1*

Third Amendment to Second Amended and Restated Credit and Security Agreement (Term Loan), dated March 30, 2022, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.

10.2*

Sixth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated March 30, 2022, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 10, 2021).

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

SIENTRA, INC.

May 12, 2022	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

May 12, 2022	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer