Form 10-Q
period 2022-06-30
Sientra, Inc.
filed 2022-08-11
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,774,510.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$24,990	$51,772
Accounts receivable, net of allowance for doubtful accounts of $2,759 and $2,278 at June 30, 2022 and December 31, 2021, respectively	36,298	33,105
Inventories, net	52,801	52,914
Prepaid expenses and other current assets	3,874	2,979
Current assets of discontinued operations	4	4
Total current assets	117,967	140,774
Property and equipment, net	12,839	13,998
Goodwill	9,202	9,202
Other intangible assets, net	26,973	28,765
Right of use assets, net	7,305	6,565
Other assets	894	600
Total assets	$175,180	$199,904
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,607	$2,237
Accounts payable	7,297	7,402
Accrued and other current liabilities	17,253	21,298
Customer deposits	38,235	35,182
Sales return liability	12,494	13,399
Current liabilities of discontinued operations	500	500
Total current liabilities	84,386	80,018
Long-term debt	63,072	62,434
Deferred and contingent consideration	5,634	5,872
Warranty reserve	2,764	2,505
Lease liabilities	7,495	5,604
Other liabilities	3,160	2,614
Total liabilities	166,511	159,047
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 62,796,204 and 62,242,090 and outstanding 62,723,477 and 62,169,363 shares at June 30, 2022 and December 31, 2021, respectively	627	622
Additional paid-in capital	665,991	661,839
Treasury stock, at cost (72,727 shares at June 30, 2022 and December 31, 2021)	(260)	(260)
Accumulated deficit	(657,689)	(621,344)
Total stockholders’ equity	8,669	40,857
Total liabilities and stockholders’ equity	$175,180	$199,904

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$21,513	$20,103	$42,911	$38,415
Cost of goods sold	8,771	8,838	17,324	16,997
Gross profit	12,742	11,265	25,587	21,418
Operating expenses:
Sales and marketing	13,664	10,477	29,252	22,296
Research and development	2,959	2,400	6,103	4,595
General and administrative	12,057	7,545	22,265	15,456
Total operating expenses	28,680	20,422	57,620	42,347
Loss from operations	(15,938)	(9,157)	(32,033)	(20,929)
Other income (expense), net:
Interest income	15	1	17	3
Interest expense	(2,323)	(2,113)	(4,220)	(4,117)
Change in fair value of derivative liability	—	(7,270)	—	(50,010)
Other income (expense), net	—	—	5	(97)
Total other income (expense), net	(2,308)	(9,382)	(4,198)	(54,221)
Loss from continuing operations before income taxes	(18,246)	(18,539)	(36,231)	(75,150)
Income tax expense	—	—	—	—
Loss from continuing operations	(18,246)	(18,539)	(36,231)	(75,150)
Income (loss) from discontinued operations, net of income taxes	(58)	(1,595)	(114)	326
Net loss	$(18,304)	$(20,134)	$(36,345)	$(74,824)
Basic and diluted net loss per share attributable to common stock holders
Continuing operations	$(0.29)	$(0.32)	$(0.58)	$(1.34)
Discontinued operations	(0.00)	(0.03)	(0.00)	(0.00)
Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.58)	$(1.34)
Weighted average outstanding common shares used for net income (loss) per share attributable to common stockholders:
Basic and diluted	62,649,540	57,647,883	62,493,559	56,003,274

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	6,222,222	62	—	—	39,164	—	39,226
Stock-based compensation	—	—	—	—	—	—	3,163	—	3,163
Stock option exercises	—	—	12,727	—	—	—	51	—	51
Employee stock purchase program (ESPP)	—	—	95,919	1	—	—	322	—	323
Vested restricted stock	—	—	554,896	6	—	—	752	—	758
Shares withheld for tax obligations on vested RSUs	—	—	(82,830)	(1)	—	—	(1,214)	—	(1,215)
Net loss	—	—	—	—	—	—	—	(54,690)	(54,690)
Balances at March 31, 2021	—	$—	57,515,085	$574	72,727	$(260)	$600,297	$(613,552)	$(12,941)
Stock-based compensation	—	—	—	—	—	—	2,584	—	2,584
Stock option exercises	—	—	23,636	1	—	—	94	—	95
Vested restricted stock	—	—	471,759	5	—	—	242	—	247
Shares withheld for tax obligations on vested RSUs	—	—	(81,386)	(1)	—	—	(726)	—	(727)
Net loss	—	—	—	—	—	—	—	(20,134)	(20,134)
Balances at June 30, 2021	—	$—	57,929,094	$579	72,727	$(260)	$602,491	$(633,686)	$(30,876)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2021	—	$—	62,242,090	$622	72,727	$(260)	$661,839	$(621,344)	$40,857
Stock-based compensation	—	—	—	—	—	—	2,196	—	2,196
Employee stock purchase program (ESPP)	—	—	139,574	1	—	—	328	—	329
Vested restricted stock	—	—	265,331	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(94,068)	(1)	—	—	(254)	—	(255)
Net loss	—	—	—	—	—	—	—	(18,041)	(18,041)
Balances at March 31, 2022	—	$—	62,552,927	$625	72,727	$(260)	$664,106	$(639,385)	$25,086
Stock-based compensation	—	—	—	—	—	—	2,062	—	2,062
Vested restricted stock	—	—	330,770	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(87,493)	(1)	—	—	(174)	—	(175)
Net loss	—	—	—	—	—	—	—	(18,304)	(18,304)
Balances at June 30, 2022	—	$—	62,796,204	$627	72,727	$(260)	$665,991	$(657,689)	$8,669

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,345)	$(74,824)
Income (loss) from discontinued operations, net of income taxes	(114)	326
Loss from continuing operations, net of income taxes	(36,231)	(75,150)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,402	2,110
Provision for doubtful accounts	505	618
Provision for warranties	525	444
Provision for inventory	404	427
Fair value adjustments to derivative liability	—	50,010
Fair value adjustments of other liabilities held at fair value	(88)	49
Amortization of debt discount and issuance costs	1,927	1,722
Stock-based compensation expense	4,258	5,747
Payments of contingent consideration liability in excess of acquisition-date fair value	—	(2,416)
Other non-cash adjustments	70	459
Changes in operating assets and liabilities:
Accounts receivable	(3,698)	(2,167)
Inventories	(291)	(6,565)
Prepaid expenses, other current assets and other assets	916	126
Accounts payable, accrued, and other liabilities	(4,691)	(1,465)
Customer deposits	3,052	9,832
Sales return liability	(905)	1,380
Net cash flow from operating activities - continuing operations	(30,845)	(14,839)
Net cash flow from operating activities - discontinued operations	(114)	(263)
Net cash used in operating activities	(30,959)	(15,102)
Cash flows from investing activities:
Purchase of property and equipment	(813)	(3,170)
Net cash flow from investing activities - continuing operations	(813)	(3,170)
Net cash flow from investing activities - discontinued operations	—	11,314
Net cash provided by (used in) investing activities	(813)	8,144
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	329	1,474
Net proceeds from issuance of common stock	—	39,226
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(430)	(1,942)
Gross borrowings under the Term Loan	5,000	1,000
Gross borrowings under the Revolving Loan	5,440	—
Repayment of the Revolving Loan	(5,277)	—
Payments of contingent consideration up to acquisition-date fair value	—	(4,550)
Payments for debt financing fees	(73)	(800)
Net cash provided by financing activities	4,989	34,408
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,783)	27,450
Cash, cash equivalents and restricted cash at:
Beginning of period	52,068	55,300
End of period	$25,285	$82,750

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	24,990	82,417
Restricted cash included in other assets	295	333
Total cash, cash equivalents and restricted cash	$25,285	$82,750

Supplemental disclosure of cash flow information:
Interest paid	$2,190	$2,082
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	95	265
Deferred financing costs in accounts payable and accrued liabilities	250	—

See accompanying notes unaudited to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.
Summary of Significant Accounting Policies
a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, or the Annual Report. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

b.
Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the six months ended June 30, 2022, the Company incurred net losses of $36.3 million and used $31.0 million of cash in operations. As of June 30, 2022, the Company had cash and cash equivalents of $25.0 million, with the ability to receive $14.0 million on the term loan pursuant to the credit agreement with MidCap Financial Trust. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, management is currently evaluating various funding alternatives to improve liquidity and may seek to raise additional capital from the sale of equity securities and incremental debt financing. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry. These unaudited condensed financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

c.
Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional expedients and exceptions for contract modifications that replace a reference rate affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022, and entities may elect to apply by Topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company adopted the applicable amendments within ASU 2020-04 prospectively in the second quarter of 2022 and there was no material impact on its condensed consolidated financial statements from the adoption.

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

d.
Risks and Uncertainties

As an aesthetics company, surgical procedures involving the Company’s breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures. In addition, some treatment facilities have reduced staffing and postponed certain non-emergency procedures in response to COVID-19 or diverted resources to treat those patients with COVID-19. The Company anticipates that an increase a continuing shortage in staff, especially nurses, at hospitals across the U.S. due to the impact of COVID-19 may also lower number of non-emergency procedures performed. The inability or limited ability to perform such non-emergency procedures and patients electing to postpone elective aesthetics procedures due to the pandemic significantly harmed the Company’s revenues since the second quarter of 2020 and continued to harm the Company’s revenues during the six months ended June 30, 2022. While many states have lifted certain restrictions on non-emergency procedures and procedural volume rates for non-emergency procedures have been recovering, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the impact on the Company’s business, including the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Further, the spread of COVID-19 has caused the Company to modify workforce practices, and the Company may take further actions determined to be in the best interests of the Company’s employees or as required by governments. The continued spread of COVID-19, or another infectious disease, and other geopolitical conditions, could also result in delays or disruptions in the Company’s supply chain (for example, sourcing of medical-grade silicone) or adversely affect the Company’s manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region, and current U.S./China trade relations may be further exacerbated by the pandemic.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the pandemic. While the full impact and duration of COVID-19 is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

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

Under the TSA, the Company provided certain post-closing services to the Buyer related to the miraDry business for a period of six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer reimbursed the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.1 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the six months ended June 30, 2022. Since the closing date, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, since the closing date the Company received $2.3 million in customer payments and has remitted $2.3 million to the Buyer. As of June 30, 2022, the Company does not have a payable to the Buyer on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty-four months. Following the initial period, the Buyer exercised an additional period of six months and an additional extension of six months thereafter. During three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.5 million, respectively, of sublease income in general and administrative expenses in the condensed consolidated statements of operations.

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

The results of operations for the miraDry business were included in income (loss) from discontinued operations on the accompanying condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$—	$4,423	$—	$9,347
Cost of goods sold	—	2,030	—	4,805
Gross profit	—	2,393	—	4,542
Operating expenses	58	1,491	114	1,687
Income (loss) from operations of discontinued operations	(58)	902	(114)	2,855
Other income (expense), net	—	(45)	—	(77)
Income (loss) from discontinued operations before income taxes	(58)	857	(114)	2,778
Loss on sale of discontinued operations before income taxes	—	(2,452)	—	(2,452)
Total income (loss) from discontinued operations before income taxes	(58)	(1,595)	(114)	326
Income tax expense (benefit)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(58)	$(1,595)	$(114)	$326

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

The liability for unsatisfied performance obligations under the service warranty as of June 30, 2022 were as follows:

Six Months Ended June 30,
2022
Balance as of December 31, 2021	$3,237
Additions and adjustments	1,012
Revenue recognized	(369)
Balance as of June 30, 2022	$3,880

The liability for the current portion is included in “Accrued and other current liabilities” and the long-term portion is included in “Other liabilities” in the condensed consolidated balance sheets.

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

	Six Months Ended June 30,
	2022	2021
Beginning balance	$13,399	$9,192
Addition to reserve for sales activity	87,033	77,464
Actual returns	(87,184)	(74,905)
Change in estimate of sales returns	(754)	(1,179)
Ending balance	$12,494	$10,572

4.
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration is discussed in Note 5. The fair value of the long-term debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of June 30, 2022, the carrying value of the long-term debt was not materially different from the fair value. As of June 30, 2022, the carrying value and fair value of the convertible note were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Carrying value	$49,110	$47,477
Fair value	$44,228	$42,029

5.
Balance Sheet Components
a.
Inventories

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$1,481	$2,109
Work in progress	4,157	4,796
Finished goods	47,163	46,009
	$52,801	$52,914

b.
Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Leasehold improvements	$3,692	$2,734
Manufacturing equipment and tooling	10,011	9,922
Computer equipment	1,661	1,672
Software	6,347	6,379
Furniture and fixtures	1,205	1,542
	22,916	22,249
Less accumulated depreciation	(10,077)	(8,251)
	$12,839	$13,998

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.7 million and $0.8 million, respectively. Depreciation expense for both the six months ended June 30, 2022 and 2021 was $1.5 million.

c.
Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill as of June 30, 2022 and December 31,2021 were as follows (in thousands):

Plastic Surgery
Balances as of December 31, 2021
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202
Balances as of June 30, 2022
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 30, 2022
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,359)	$581
Trade names - finite life	12	800	(422)	378
Manufacturing know-how	19	8,240	(2,065)	6,175
Developed technology	8	20,660	(1,271)	19,389
Total definite-lived intangible assets		$34,640	$(8,117)	$26,523

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

	Average
	Amortization	December 31, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,224)	$716
Trade names - finite life	12	800	(389)	411
Manufacturing know-how	19	8,240	(1,652)	6,588
Developed technology	8	20,600	-	20,600
Total definite-lived intangible assets		$34,580	$(6,265)	$28,315

Intangibles with indefinite lives
Trade names - indefinite life	—	450	—	450
Total indefinite-lived intangible assets		$450	$—	$450

Amortization expense for the three months ended June 30, 2022 and 2021 were $0.9 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $1.9 million and $0.6 million, respectively. The following table summarizes the future estimated amortization expense relating to the Company's definite-lived intangible assets as of June 30, 2022 (in thousands):

Amortization
Period	Expense
2022	$2,458
2023	3,594
2024	3,449
2025	3,306
2026	3,133
Thereafter	10,583
$26,523

d.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related expenses	$1,967	$1,975
Accrued severance	1,308	248
Accrued commissions	1,771	4,329
Accrued bonuses	1,268	3,213
Deferred and contingent consideration, current portion	2,712	2,431
Lease liabilities	1,581	1,666
Other	6,646	7,436
	$17,253	$21,298

e.
Accrued warranties

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance as of January 1	$2,505	$1,934
Warranty costs incurred during the period	(266)	(109)
Changes in accrual related to warranties issued during the period	513	432
Changes in accrual related to pre-existing warranties	12	12
Balance as of June 30	$2,764	$2,269

As of June 30, 2022 and 2021, both balances are included in “Warranty reserve” on the condensed consolidated balance sheets.

f.
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

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to AuraGen is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat grafting products. The significant assumptions utilized in the fair value measurement was the probable retention rate based on historical data and the Company's equity volatility of 108%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

The contingent consideration related to the acquisition of BIOCORNEUM consists of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the discount rate, which was 20.0%.

As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31,2021 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$2,805	$2,805
	$—	$—	$2,805	$2,805

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$3,114	$3,114
	$—	$—	$3,114	$3,114

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent consideration liability
Balance, December 31, 2021	$3,114
Change in fair value	(309)
Balance, June 30, 2022	$2,805

The liability for the current portion of contingent consideration is included in “Accrued and other current liabilities” and the long-term portion is included in “Deferred and contingent consideration” in the condensed consolidated balance sheets.

6.
Leases

Components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	Operating expenses	$437	$405	$851	$834
Operating lease cost	Inventory	107	124	221	223
Sublease income	Operating expenses	(306)	(69)	(538)	(69)
Total operating lease cost		$238	$460	$534	$988
Finance lease cost
Amortization of right-of-use assets	Operating expenses	—	9	3	18
Amortization of right-of-use assets	Inventory	12	12	23	23
Interest on lease liabilities	Other income (expense), net	1	2	2	4
Total finance lease cost		$13	$23	$28	$45
Total lease cost		$251	$483	$562	$1,033

As mentioned above in Note 2, as part of the sale of the miraDry business the Company entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. Further, in January 2022 the Company entered into a sublease agreement to sublease a part of the office space in Santa Barbara, CA for a term of three years. For both the three and six months ended June 30, 2022 and 2021, sublease income was recognized in general and administrative expenses in the condensed consolidated statements of operations.

Short-term lease expense for the three and six months ended June 30, 2022 and 2021 was not material.

Supplemental cash flow information related to operating and finance leases for the six months ended June 30, 2022 was as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$892	$824
Operating cash outflows from finance leases	27	42
Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net of tenant improvement allowances of $1.1 million	$1,542	$—

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	June 30,	December 31,
	2022	2021
Reported as:
Right of use assets, net
Operating lease right-of-use assets	$7,254	$6,488
Finance lease right-of-use assets	51	77
Total right-of use assets	$7,305	$6,565
Accrued and other current liabilities
Operating lease liabilities	$1,535	$1,595
Finance lease liabilities	46	71
Lease liabilities
Operating lease liabilities	7,486	5,576
Finance lease liabilities	9	28
Total lease liabilities	$9,076	$7,270
Weighted average remaining lease term (years)
Operating leases	5	4
Finance leases	1	2
Weighted average discount rate
Operating leases	9.11%	8.16%
Finance leases	6.90%	6.90%

As of June 30, 2022, maturities of the Company’s operating and finance lease liabilities and sublease income are as follows (in thousands):

Period	Operating leases	Finance leases	Total	Sublease income
2022	$1,113	$27	$1,140	$(520)
2023	2,631	28	2,659	(224)
2024	2,371	2	2,373	(231)
2025	1,479	—	1,479	(39)
2026	1,450	—	1,450	—
2027 and thereafter	2,633	—	2,633	—
Total lease payments (receipts)	$11,677	$57	$11,734	$(1,014)
Less imputed interest	2,656	2	2,658
Total lease liabilities	$9,021	$55	$9,076

7.
Debt

Term Loan and Revolving Loan

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

As of June 30, 2022, there was $21.0 million of outstanding principal and $0.3 million of an exit fee payable related to the term loans, reduced by unamortized debt issuance costs of $0.8 million included in "Current portion of long-term debt" and $0.3 million included in “Long-term debt” on the condensed consolidated balance sheets.

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

As of June 30, 2022, there were $2.4 million outstanding under the Revolving Loan. As of June 30, 2022, the unamortized debt issuance costs related to the revolving loan was approximately $37,000 and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for both the three months ended June 30, 2022 and 2021 were $0.1 million and was included in interest expense in the condensed consolidated statements of operations. The amortization of debt issuance costs on the term loan and the revolving loan for both the six months ended June 30, 2022 and 2021 were $0.3 million and was included in interest expense in the condensed consolidated statements of operations.

The Term Loan and Revolving Loan Agreements include customary affirmative and restrictive covenants and representations and warranties, including a financial covenant for minimum revenues, a financial covenant for minimum cash requirements, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions, collateral, mergers or acquisitions, taxes, and deposit accounts. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and MidCap may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements. The Company’s obligations under the Credit Agreements are secured by a security interest in substantially all of the Company’s assets.

Convertible Note

As of June 30, 2022, there was $60.0 million of outstanding principal, reduced by unamortized debt discount and issuance costs of $10.9 million related to the convertible note included in “Long-term debt” on the condensed consolidated balance sheet. The Company amortizes the debt discount and debt issuance costs under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three months ended June 30, 2022 and 2021, the amortization of the convertible debt discount and issuance costs were $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2022 and 2021, the amortization of the convertible debt discount and issuance costs were $1.6 million and $1.4 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations.

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of June 30, 2022 was as follows (in thousands):

Fiscal Year
2022	$2,401
2023	14,000
2024	7,000
2025	60,000
Total	$83,401

8.
Stockholders’ Equity
a.
Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2022 and December 31, 2021, the Company had no preferred stock issued or outstanding.

b. Stock Option Plans

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan.

As of June 30, 2022, a total of 1,866,579 shares of the Company’s common stock were available for issuance under the 2014 Plan. As of June 30, 2022, inducement grants for 2,342,893 shares of common stock have been awarded, and 312,943 shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2021	1,703,963	$4.75	5.41
Granted	150,000
Forfeited	(73,637)	5.10
Balances at June 30, 2022	1,780,326	$4.34	5.51

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for both the three and six months ended June 30, 2022 and 2021 were $0.2 million and $0.3 million, respectively. As of June 30, 2022, unrecognized compensation costs related to stock options was $1.5 million.

c. Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2021	2,799,552	$8.11
Granted	3,333,797	2.22
Vested	(596,101)	5.46
Forfeited	(167,383)
Balances at June 30, 2022	5,369,865	$5.00

Stock-based compensation expense for RSUs for the three months ended June 30, 2022 and 2021 was $1.8 million and $2.3 million, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2022 and 2021 was $3.7 million and $5.2 million, respectively. As of June 30, 2022, there was $11.4 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 2.09 years.

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

During the six months ended June 30, 2022, employees purchased 139,574 shares of common stock at a weighted average price of $2.36 per share. As of June 30, 2022, the number of shares of common stock available for future issuance for the ESPP was 1,735,734.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.2 million for both the three months ended June 30, 2022 and 2021. Stock-based compensation expense related to the ESPP was $0.3 million for both the six months ended June 30, 2022 and 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from continuing operations	$(18,246)	$(18,539)	$(36,231)	$(75,150)
Income (loss) from discontinued operations, net of income taxes	(58)	(1,595)	(114)	326
Net loss	$(18,304)	$(20,134)	$(36,345)	$(74,824)
Weighted average common shares outstanding, basic and diluted	62,649,540	57,647,883	62,493,559	56,003,274
Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.29)	$(0.32)	$(0.58)	$(1.34)
Discontinued operations	(0.00)	(0.03)	(0.00)	(0.00)
Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.58)	$(1.34)

The Company excluded the following weighted average potentially dilutive securities, outstanding for the three and six months ended June 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock issuable upon conversion of convertible note	14,634,146	14,634,146	14,634,146	14,634,146
Stock options to purchase common stock	—	1,579,957	2,503	1,625,075
Unvested RSUs	3,979,268	2,203,743	3,199,202	1,884,130
	18,613,414	18,417,846	17,835,851	18,143,351

10.
Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and six months ended June 30, 2022 and 2021.

11. Commitments and Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer the Court granted in a tentative ruling dated March 9, 2021 with leave to replead. The Plaintiffs filed an amended complaint on April 6, 2021 and the Company filed a demurrer to that complaint on May 6, 2021. On October 25, 2021, the Court issued a ruling granting the Company’s demurrer in-part and denying it in-part, and gave plaintiffs twenty days to file an amendment complaint. A second amended complaint was filed on November 19, 2021. On December 3, 2021 the Company filed a renewed motion for demurrer as to all plaintiffs based on the recent FDA labelling updates on BIA-ALCL warnings. On January 5, 2022 the Company filed a demurrer to the second amended complaint as to plaintiff Craft and otherwise filed an Answer denying the remaining plaintiff's claims and asserting affirmative defenses. The Company's renewed demurrer as to all plaintiffs, and demurrer as to Craft is scheduled for oral argument on September 20, 2022. On August 3, 2022 the Company entered into confidential settlement agreements with the plaintiffs resolving all disputes between them and dismissing the plaintiffs’ claims with prejudice. As a result of these developments, the Company determined a probable loss had been incurred and recorded $1.6 million of legal settlement expenses within general and administrative expense in the condensed consolidated statement of operations for the six months ended June 30, 2022.

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

Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders and scar management products. We currently sell our products in the U.S. through a direct sales organization, which as of June 30, 2022, consisted of 76 employees, including 9 sales managers.

Recent developments

Health Canada Approval

On March 23, 2022, we received approval from Health Canada to begin commercialization of its smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, we began commercialization in Canada with our distribution partner, Kai Aesthetics, Inc.

COVID-19 Pandemic

As an aesthetics company, surgical procedures involving our breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. In addition, some treatment facilities have reduced staffing and postponed certain non-emergency procedures in response to COVID-19 or diverted resources to treat those patients with COVID-19. The Company anticipates that an increase a continuing shortage in staff, especially nurses, at hospitals across the U.S. due to the impact of COVID-19 may also lower number of non-emergency procedures performed. The inability or limited ability to perform such non-emergency procedures and patients electing to postpone elective aesthetics procedures due to the pandemic significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the six months ended June 30,2022. While many states have lifted certain restrictions on non-emergency procedures and procedural volume rates for non-emergency procedures have been recovering, we will likely continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the impact on our business, including the timing for a broad and sustained ability to perform non-emergency procedures involving our products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Further, the spread of COVID-19 has caused us to modify our workforce practices, and we may take further actions that we determine are in the best interests of our employees or as required by governments. The continued spread of COVID-19, or another infectious disease, and other geopolitical conditions, could also result in delays or disruptions in our supply chain (for example, sourcing of medical-grade silicone) or adversely affect our manufacturing facilities and personnel. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region, and current U.S./China trade relations may be further exacerbated by the pandemic.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the pandemic. While the full impact and duration of COVID-19 is unknown at this time, we have made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

Components of Operating Results

Net Sales

Our net sales include sales of silicone gel breast implants, tissue expanders, BIOCORNEUM, and sizers. We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased breast implants and tissue expanders. We defer the value of our service warranty revenue and recognize it once all performance obligations have been met.

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures and the impact of the pandemic. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of raw material, labor, overhead, and variable manufacturing costs, reserve for returns, reserve for product assurance warranties, royalty costs, excess and obsolete inventory reserves, and warehouse and other related costs.

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

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of salaries, bonuses, benefits, incentive compensation, stock-based compensation, consumer marketing, and travel for our sales, marketing and customer support personnel. Our sales and marketing expenses also include expenses for trade shows, our no‑charge customer shipping program and no-charge product evaluation units, and severance expenses, as well as educational and promotional activities. We expect our sales and marketing expenses to fluctuate in future periods as a result of headcount and timing of our marketing programs.

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

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, and administrative functions. Other G&A expenses include estimated legal settlement expenses, deferred consideration adjustments, bad debt expense, outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities and information technologies expenses, and severance expenses. We expect future G&A expenses to remain consistent with the current period.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(In thousands)
Statement of operations data
Net sales	$21,513	$20,103
Cost of goods sold	8,771	8,838
Gross profit	12,742	11,265
Operating expenses
Sales and marketing	13,664	10,477
Research and development	2,959	2,400
General and administrative	12,057	7,545
Total operating expenses	28,680	20,422
Loss from operations	(15,938)	(9,157)
Other income (expense), net
Interest income	15	1
Interest expense	(2,323)	(2,113)
Change in fair value of derivative liability	—	(7,270)
Total other income (expense), net	(2,308)	(9,382)
Loss from continuing operations before income taxes	(18,246)	(18,539)
Income tax expense	—	—
Loss from continuing operations	(18,246)	(18,539)
Loss from discontinued operations, net of income taxes	(58)	(1,595)
Net loss	$(18,304)	$(20,134)

Net Sales

Net sales increased $1.4 million, or 7.0%, to $21.5 million for the three months ended June 30, 2022 as compared to $20.1 million for the three months ended June 30, 2021. The increase was primarily due to an increase in the volume of domestic and international sales of expanders.

As of June 30, 2022 and 2021, our sales organization included 76 employees and 63 employees, respectively.

Cost of Goods Sold and Gross Margin

Cost of goods sold has remained consistent at $8.8 million for the three months ended June 30, 2022 and 2021.

The gross margins for the three months ended June 30, 2022 and 2021 were 59.2% and 56.0%, respectively. The increase was primarily due to a decrease in the unit cost of gel implants combined with a decrease in period distribution and production costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.2 million, or 30.4%, to $13.7 million for the three months ended June 30, 2022 as compared to $10.5 million for the three months ended June 30, 2021. The increase was primarily due to increases in employee payroll, travel expenses, increased marketing initiatives, and shipping expenses associated with the increased volume of sales of products.

Research and Development Expenses

R&D expenses increased $0.6 million, or 23.3%, to $3.0 million for the three months ended June 30, 2022 as compared to $2.4 million for the three months ended June 30, 2021. The increase was primarily due to increases in costs related to clinical and regulatory activities, and product development expense.

General and Administrative Expenses

G&A expenses increased $4.5 million, or 59.8%, to $12.1 million for the three months ended June 30, 2022 as compared to $7.5 million for the three months ended June 30, 2021. The increase was primarily due to increases in employee payroll, legal settlement fees, depreciation and amortization expense, expenses associated with our information technology systems subsequent to their implementation, including training and data conversion costs, severance expense, and consulting expense, offset by decreases in stock compensation expense, taxes and fees, bad debt expense, and an increase in sublease income.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2022 decreased as compared to the three months ended June 30, 2021 primarily due to a change in the fair value of the derivative liability in the prior period which did not reoccur in the current period, after its reclassification to equity following the amendment in September 2021.

Income Tax Expense

For the three months ended June 30, 2022 and 2021 there was no income tax expense.

Loss from discontinued operations

Loss from discontinued operations for the three months ended June 30, 2022 decreased $1.5 million due to the sale of the miraDry business during the second quarter of fiscal year 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Statement of operations data
Net sales	$42,911	$38,415
Cost of goods sold	17,324	16,997
Gross profit	25,587	21,418
Operating expenses
Sales and marketing	29,252	22,296
Research and development	6,103	4,595
General and administrative	22,265	15,456
Total operating expenses	57,620	42,347
Loss from operations	(32,033)	(20,929)
Other income (expense), net
Interest income	17	3
Interest expense	(4,220)	(4,117)
Change in fair value of derivative liability	—	(50,010)
Other income (expense), net	5	(97)
Total other income (expense), net	(4,198)	(54,221)
Loss from continuing operations before income taxes	(36,231)	(75,150)
Income tax expense	—	—
Loss from continuing operations	(36,231)	(75,150)
Income (loss) from discontinued operations, net of income taxes	(114)	326
Net loss	$(36,345)	$(74,824)

Net Sales

Net sales increased $4.5 million, or 11.7%, to $42.9 million for the six months ended June 30, 2022 as compared to $38.4 million for the six months ended June 30, 2021. The increase was primarily due to an increase in the volume of domestic sales of gel implants and expanders.

Cost of Goods Sold and Gross Margin

Cost of goods sold has remained relatively consistent for the six months ended June 30, 2022 and 2021.

The gross margins for the six months ended June 30, 2022 and 2021 were 59.6% and 55.8%, respectively. The increase was primarily due to a decrease in the unit cost of gel implants combined with a decrease in period distribution and production costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.0 million, or 31.2%, to $29.3 million for the six months ended June 30, 2022 as compared to $22.3 million for the six months ended June 30, 2021. The increase was primarily due to increases in employee payroll, shipping expenses associated with the increased volume of sales of products, severance expense, travel expenses, and increased marketing initiatives.

Research and Development Expenses

R&D expenses increased $1.5 million, or 32.8%, to $6.1 million for the six months ended June 30, 2022 as compared to $4.6 million for the six months ended June 30, 2021. The increase was primarily due to increases in costs related to clinical and regulatory activities, and product development expense.

General and Administrative Expenses

G&A expenses increased $6.8 million, or 44.1%, to $22.3 million for the six months ended June 30, 2022 as compared to $15.5 million for the six months ended June 30, 2021. The increase was primarily due to increases in employee payroll, legal settlement fees, depreciation and amortization expense, expenses associated with our information technology systems subsequent to their implementation, including training and data conversion costs, severance expense, and consulting expense, offset by decreases in stock compensation expense, legal expense, taxes and fees, and an increase in sublease income.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2022 decreased as compared to the six months ended June 30, 2021 primarily due to a change in the fair value of the derivative liability in the prior period which did not reoccur in the current period, after its reclassification to equity following the amendment in September 2021.

Income Tax Expense

For the six months ended June 30, 2022 and 2021 there was no income tax expense.

Income (loss) from discontinued operations

Loss from discontinued operations for the six months ended June 30, 2022 increased $0.4 million due to the sale of the miraDry business during the second quarter of fiscal year 2021.

Liquidity and Capital Resources

Since our inception, we have incurred recurring losses and cash outflows from operations and anticipate that losses will continue in the near term. During the six months ended June 30, 2022, we incurred net losses of $36.3 million and used $31.0 million of cash in operations. As of June 30, 2022, we had cash and cash equivalents of $25.0 million, with the ability to receive $14.0 million on the term loan pursuant to the credit agreement with MidCap Financial Trust. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, management is currently evaluating various funding alternatives to improve liquidity and may seek to raise additional capital from the sale of equity securities and incremental debt financing. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. These unaudited condensed financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities - continuing operations	$(30,845)	$(14,839)
Investing activities - continuing operations	(813)	(3,170)
Financing activities - continuing operations	4,989	34,408
Net change in cash, cash equivalents and restricted cash from continuing operations	(26,669)	16,399
Net cash provided by (used in) discontinued operations	(114)	11,051
Net change in cash, cash equivalents and restricted cash	$(26,783)	$27,450

Cash flow from operating activities of continuing operations

Net cash used in operating activities was $30.8 million during the six months ended June 30, 2022 as compared to $14.8 million during the six months ended June 30, 2021. The increase in cash used in operating activities between the six months ended June 30, 2022 and 2021 was primarily associated with net loss offset by adjustments to net loss.

Cash flow from investing activities of continuing operations

Net cash used in investing activities was $0.8 million during the six months ended June 30, 2022 as compared to $3.2 million used during the six months ended June 30, 2021. The decrease in cash used was due to a decrease in property and equipment purchases resulting from cash outflows associated with our information technology system implementation in the prior period which did not reoccur in the current period.

Cash flow from financing activities of continuing operations

Net cash provided by financing activities was $5.0 million during the six months ended June 30, 2022 as compared to $34.4 million during the six months ended June 30,2021. The decrease in cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock in the prior period which did not reoccur in the current period and repayment of the Revolving Loan, offset by borrowings under the Term Loan and Revolving Loan.

Cash flow from discontinued operations

Net cash used by discontinued operations was $0.1 million during the six months ended June 30, 2022 as compared to $11.1 million provided during the six months ended June 30, 2021. The change in cash flows was primarily driven by an increase in cash provided by investing activities resulting from the proceeds of the sale of the miraDry business in the prior period.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Additionally, recent events may result in a global supply shortage of medical-grade silicone. In December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. These import restrictions came into effect on June 21, 2022. Further, in early 2022, in response to actions taken by the Russia against Ukraine, the United States and other countries around the world undertook rapidly evolving and escalating campaigns targeting Russia and Belarus, and Russian and Belarussian entities and persons, with significant new economic sanctions designations and embargoes, financial restrictions, trade controls and other government restrictions. These regions make up a large portion of the global supply of medical-grade silicone. While we are not presently aware of any direct impacts these restrictions have had on our suppliers’ supply chains, disruptions resulting from the conflict in Ukraine and the UFLPA may materially and negatively impact our suppliers’ ability to obtain a sufficient supply of medical-grade silicone necessary to meet the quantity and/or timing of our product demands.

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

10.1

Multi-Tenant Office Lease (FSG), dated June 10, 2022, by and between Sientra, Inc. and LBA IV-PPI, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2022).

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

SIENTRA, INC.

August 11, 2022	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

August 11, 2022	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer