Form 10-Q
period 2022-09-30
Sientra, Inc.
filed 2022-11-14
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 100,995,909.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$18,975	$51,772
Accounts receivable, net of allowance for doubtful accounts of $2,741 and $2,278 at September 30, 2022 and December 31, 2021, respectively	34,360	33,105
Inventories, net	51,640	52,914
Prepaid expenses and other current assets	3,557	2,979
Current assets of discontinued operations	4	4
Total current assets	108,536	140,774
Property and equipment, net	14,059	13,998
Goodwill	9,202	9,202
Other intangible assets, net	26,361	28,765
Right of use assets, net	6,894	6,565
Other assets	881	600
Total assets	$165,933	$199,904
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	—	$2,237
Accounts payable	7,352	7,402
Accrued and other current liabilities	18,320	21,298
Customer deposits	43,013	35,182
Sales return liability	12,016	13,399
Current liabilities of discontinued operations	500	500
Total current liabilities	81,201	80,018
Long-term debt	70,064	62,434
Deferred and contingent consideration	5,837	5,872
Warranty reserve	2,675	2,505
Lease liabilities	6,999	5,604
Other liabilities	3,488	2,614
Total liabilities	170,264	159,047
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 63,054,802 and 62,242,090 and outstanding 62,982,075 and 62,169,363 shares at September 30, 2022 and December 31, 2021, respectively	630	622
Additional paid-in capital	667,969	661,839
Treasury stock, at cost (72,727 shares at September 30, 2022 and December 31, 2021)	(260)	(260)
Accumulated deficit	(672,670)	(621,344)
Total stockholders’ (deficit) equity	(4,331)	40,857
Total liabilities and stockholders’ (deficit) equity	$165,933	$199,904

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$22,570	$19,620	$65,481	$58,035
Cost of goods sold	9,794	9,030	27,118	26,027
Gross profit	12,776	10,590	38,363	32,008
Operating expenses:
Sales and marketing	12,290	12,052	41,542	34,348
Research and development	3,720	2,367	9,823	6,962
General and administrative	9,324	7,865	31,589	23,321
Total operating expenses	25,334	22,284	82,954	64,631
Loss from operations	(12,558)	(11,694)	(44,591)	(32,623)
Other (expense) income, net:
Interest income	41	1	58	4
Interest expense	(2,364)	(2,026)	(6,584)	(6,143)
Change in fair value of derivative liability	—	35,550	—	(14,460)
Other (expense) income, net	(6)	6,672	(1)	6,575
Total other (expense) income, net	(2,329)	40,197	(6,527)	(14,024)
(Loss) Income from continuing operations before income taxes	(14,887)	28,503	(51,118)	(46,647)
Income tax expense	—	—	—	—
(Loss) Income from continuing operations	(14,887)	28,503	(51,118)	(46,647)
(Loss) Income from discontinued operations, net of income taxes	(94)	(93)	(208)	233
Net (loss) income	$(14,981)	$28,410	$(51,326)	$(46,414)
Basic (loss) earnings per share:
Continuing operations	$(0.24)	$0.49	$(0.82)	$(0.82)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Basic (loss) earnings per share	$(0.24)	$0.49	$(0.82)	$(0.82)
Diluted loss per share:
Continuing operations	$(0.24)	$(0.08)	$(0.82)	$(0.82)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted loss per share	$(0.24)	$(0.08)	$(0.82)	$(0.82)
Weighted average outstanding common shares used for net (loss) income per share attributable to common stockholders:
Basic	62,848,172	58,005,784	62,613,501	56,680,594
Diluted	62,848,172	72,639,930	62,613,501	56,680,594

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	—	$—	50,712,151	$506	72,727	$(260)	$558,059	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	6,222,222	62	—	—	39,164	—	39,226
Stock-based compensation	—	—	—	—	—	—	3,163	—	3,163
Stock option exercises	—	—	12,727	—	—	—	51	—	51
Employee stock purchase program (ESPP)	—	—	95,919	1	—	—	322	—	323
Vested restricted stock	—	—	554,896	6	—	—	752	—	758
Shares withheld for tax obligations on vested RSUs	—	—	(82,830)	(1)	—	—	(1,214)	—	(1,215)
Net loss	—	—	—	—	—	—	—	(54,690)	(54,690)
Balances at March 31, 2021	—	$—	57,515,085	$574	72,727	$(260)	$600,297	$(613,552)	$(12,941)
Stock-based compensation	—	—	—	—	—	—	2,584	—	2,584
Stock option exercises	—	—	23,636	1	—	—	94	—	95
Vested restricted stock	—	—	471,759	5	—	—	242	—	247
Shares withheld for tax obligations on vested RSUs	—	—	(81,386)	(1)	—	—	(726)	—	(727)
Net loss	—	—	—	—	—	—	—	(20,134)	(20,134)
Balances at June 30, 2021	—	$—	57,929,094	$579	72,727	$(260)	$602,491	$(633,686)	$(30,876)
Stock-based compensation	—	—	—	—	—	—	2,326	—	2,326
Employee stock purchase program (ESPP)	—	—	103,152	1	—	—	349	—	350
Vested restricted stock	—	—	148,098	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(50,755)	—	—	—	(478)	—	(478)
Reclassification of derivative liability to equity	—	—	—	—	—	—	41,030	—	41,030
Net Income	—	—	—	—	—	—	—	28,410	28,410
Balances at September 30, 2021	—	$—	58,129,589	$581	72,727	$(260)	$645,717	$(605,276)	$40,762

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (Deficit)
Balances at December 31, 2021	—	$—	62,242,090	$622	72,727	$(260)	$661,839	$(621,344)	$40,857
Stock-based compensation	—	—	—	—	—	—	2,196	—	2,196
Employee stock purchase program (ESPP)	—	—	139,574	1	—	—	328	—	329
Vested restricted stock	—	—	265,331	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(94,068)	(1)	—	—	(254)	—	(255)
Net loss	—	—	—	—	—	—	—	(18,041)	(18,041)
Balances at March 31, 2022	—	$—	62,552,927	$625	72,727	$(260)	$664,106	$(639,385)	$25,086
Stock-based compensation	—	—	—	—	—	—	2,062	—	2,062
Vested restricted stock	—	—	330,770	3	—	—	(3)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(87,493)	(1)	—	—	(174)	—	(175)
Net loss	—	—	—	—	—	—	—	(18,304)	(18,304)
Balances at June 30, 2022	—	$—	62,796,204	$627	72,727	$(260)	$665,991	$(657,689)	$8,669
Stock-based compensation	—	—	—	—	—	—	1,855	—	1,855
Employee stock purchase program (ESPP)	—	—	203,131	2	—	—	142	—	144
Vested restricted stock	—	—	76,019	1	—	—	(1)	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(20,552)	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	(14,981)	(14,981)
Balances at September 30, 2022	—	$—	63,054,802	$630	72,727	$(260)	$667,969	$(672,670)	$(4,331)

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,326)	$(46,414)
(Loss) income from discontinued operations, net of income taxes	(208)	233
Loss from continuing operations, net of income taxes	(51,118)	(46,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,947	3,149
Provision for doubtful accounts	1,086	875
Provision for warranties	583	684
Provision for inventory	607	638
Fair value adjustments to derivative liability	—	14,460
Fair value adjustments of other liabilities held at fair value	(88)	49
Amortization of debt discount and issuance costs	3,029	2,632
Gain on extinguishment of debt	—	(6,652)
Stock-based compensation expense	6,113	8,073
Payments of contingent consideration liability in excess of acquisition-date fair value	—	(2,419)
Other non-cash adjustments	135	584
Changes in operating assets and liabilities:
Accounts receivable	(2,341)	(7,558)
Inventories	667	(12,999)
Prepaid expenses, other current assets and other assets	1,997	(205)
Accounts payable, accrued, and other liabilities	(5,514)	1,279
Customer deposits	7,830	12,381
Sales return liability	(1,383)	3,113
Net cash flow used in operating activities - continuing operations	(33,450)	(28,563)
Net cash flow used in operating activities - discontinued operations	(208)	(989)
Net cash used in operating activities	(33,658)	(29,552)
Cash flows from investing activities:
Purchase of property and equipment	(1,856)	(4,882)
Net cash flow used in investing activities - continuing operations	(1,856)	(4,882)
Net cash flow used in investing activities - discontinued operations	—	11,314
Net cash (used in) provided by investing activities	(1,856)	6,432
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	475	1,824
Net proceeds from issuance of common stock	—	39,226
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(448)	(2,420)
Gross borrowings under the Term Loan	5,000	1,000
Gross borrowings under the Revolving Loan	5,440	—
Repayment of the Revolving Loan	(7,678)	—
Payments of contingent consideration up to acquisition-date fair value	—	(4,550)
Payments for debt financing fees	(73)	(800)
Net cash provided by financing activities	2,716	34,280
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,798)	11,160
Cash, cash equivalents and restricted cash at:
Beginning of period	52,068	55,300
End of period	$19,270	$66,460

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	18,975	66,127
Restricted cash included in other assets	295	333
Total cash, cash equivalents and restricted cash	$19,270	$66,460

Supplemental disclosure of cash flow information:
Interest paid	$3,385	$3,133
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	1,242	323
Reclassification of derivative liability to equity	—	41,030
Deferred financing costs in accounts payable and accrued liabilities	250	—

See accompanying notes unaudited to condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.
Summary of Significant Accounting Policies
a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, or the Annual Report. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the nine months ended September 30, 2022, the Company incurred net losses of $51.3 million and used $33.5 million of cash in continuing operations. As of September 30, 2022, the Company had cash and cash equivalents of $19.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

d.
Risks and Uncertainties

As an aesthetics company, surgical procedures involving the Company’s breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures. In addition, some treatment facilities have reduced staffing and postponed certain non-emergency procedures in response to COVID-19 or diverted resources to treat those patients with COVID-19. The Company anticipates that the continuing shortage in staff, especially nurses, at hospitals across the U.S. due to the impact of COVID-19 may also lower number of non-emergency procedures performed. The inability or limited ability to perform such non-emergency procedures and patients electing to postpone elective aesthetics procedures due to the pandemic significantly harmed the Company’s revenues since the second quarter of 2020 and continued to harm the Company’s revenues during the nine months ended September 30, 2022. While many states have lifted certain restrictions on non-emergency procedures and procedural volume rates for non-emergency procedures have been recovering, the Company will likely continue to experience future harm to its revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the impact on the Company’s business, including the timing for a broad and sustained ability to perform non-emergency procedures involving the Company’s products. The Company continues to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

Under the TSA, the Company provided certain post-closing services to the Buyer related to the miraDry business for a period of six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer reimbursed the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.2 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the nine months ended September 30, 2022. Since the closing date, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, since the closing date the Company received $2.3 million in customer payments and has remitted $2.3 million to the Buyer. As of September 30, 2022, the Company does not have a payable to the Buyer on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty-four months. Following the initial period, the Buyer exercised an additional period of six months and an additional extension of six months thereafter. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $0.8 million, respectively, of sublease income in general and administrative expenses in the condensed consolidated statements of operations.

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

The results of operations for the miraDry business were included in income (loss) from discontinued operations on the accompanying condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$—	$—	$—	$9,347
Cost of goods sold	—	—	—	4,805
Gross profit	—	—	—	4,542
Operating expenses	94	57	208	1,744
(Loss) income from operations of discontinued operations	(94)	(57)	(208)	2,798
Other income (expense), net	—	—	—	(77)
(loss) income from discontinued operations before income taxes	(94)	(57)	(208)	2,721
Loss on sale of discontinued operations before income taxes	—	(36)	—	(2,488)
Total (loss) income from discontinued operations before income taxes	(94)	(93)	(208)	233
Income tax expense (benefit)	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	$(94)	$(93)	$(208)	$233

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

The liability for unsatisfied performance obligations under the service warranty as of September 30, 2022 were as follows:

Nine Months Ended September 30,
2022
Balance as of December 31, 2021	$3,237
Additions and adjustments	1,607
Revenue recognized	(582)
Balance as of September 30, 2022	$4,262
Less short-term portion	(774)
Long-term portion	$3,488

The liability for the short-term portion is included in “Accrued and other current liabilities” and the long-term portion is included in “Other liabilities” in the condensed consolidated balance sheets.

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

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$13,399	$9,192
Addition to reserve for sales activity	131,281	115,374
Actual returns	(132,351)	(110,996)
Change in estimate of sales returns	(313)	(1,265)
Ending balance	$12,016	$12,305

4.
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration is discussed in Note 5. The fair value of the long-term debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of September 30, 2022, the carrying value of the long-term debt was not materially different from the fair value. As of September 30, 2022, the carrying value and fair value of the convertible note were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Carrying value	$49,674	$47,477
Fair value	$45,383	$42,029

5.
Balance Sheet Components
a.
Inventories

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$1,754	$2,109
Work in progress	4,279	4,796
Finished goods	45,607	46,009
	$51,640	$52,914

b.
Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Leasehold improvements	$4,902	$2,734
Manufacturing equipment and tooling	10,759	9,922
Computer equipment	1,700	1,672
Software	6,385	6,379
Furniture and fixtures	1,291	1,542
	25,037	22,249
Less accumulated depreciation	(10,978)	(8,251)
	$14,059	$13,998

Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.6 million and $0.7 million, respectively. Depreciation expense for both the nine months ended September 30, 2022 and 2021 was $2.2 million.

c.
Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

Plastic Surgery
Balances as of December 31, 2021
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202
Balances as of September 30, 2022
Goodwill	23,480
Accumulated impairment losses	(14,278)
Goodwill, net	$9,202

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 30, 2022
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,426)	$514
Trade names - finite life	12	800	(439)	361
Manufacturing know-how	19	8,240	(2,272)	5,968
Developed technology	8	20,954	(1,886)	19,068
Total definite-lived intangible assets		$34,934	$(9,023)	$25,911
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,384	$(9,023)	$26,361

	Average
	Amortization	December 31, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,224)	$716
Trade names - finite life	12	800	(389)	411
Manufacturing know-how	19	8,240	(1,652)	6,588
Developed technology	8	20,600	—	20,600
Total definite-lived intangible assets		$34,580	$(6,265)	$28,315
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,030	$(6,265)	$28,765

Amortization expense for the three months ended September 30, 2022 and 2021 were $0.9 million and $0.3 million, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $2.8 million and $0.9 million, respectively. Amortization expense related to developed technology is recorded in research and development and manufacturing know-how is recorded to cost of goods sold in the Consolidated Statements of Operations. The following table summarizes the future estimated amortization expense relating to the Company's definite-lived intangible assets as of September 30, 2022 (in thousands):

Amortization
Period	Expense
2022	$2,136
2023	3,552
2024	3,408
2025	3,265
2026	3,092
Thereafter	10,458
$25,911

d.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and related expenses	$1,938	$1,975
Accrued severance	949	248
Accrued commissions	2,027	4,329
Accrued bonuses	1,824	3,213
Deferred and contingent consideration, current portion	2,867	2,431
Lease liabilities	1,705	1,666
Other	7,010	7,436
	$18,320	$21,298

e.
Accrued warranties

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance as of January 1	$2,505	$1,934
Warranty costs incurred during the period	(413)	(270)
Changes in accrual related to warranties issued during the period	633	673
Changes in accrual related to pre-existing warranties	(50)	11
Balance as of September 30	$2,675	$2,348

As of September 30, 2022 and 2021, both balances are included in “Warranty reserve” on the condensed consolidated balance sheets.

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

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to AuraGen is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat grafting products. The significant assumptions utilized in the fair value measurement was the probable retention rate based on historical data and the Company's equity volatility of 98%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31,2021 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$2,944	$2,944
	$—	$—	$2,944	$2,944

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$3,114	$3,114
	$—	$—	$3,114	$3,114

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent consideration liability
Balance, December 31, 2021	$3,114
Change in fair value	(170)
Balance, September 30, 2022	$2,944

The liability for the current portion of contingent consideration is included in “Accrued and other current liabilities” and the long-term portion is included in “Deferred and contingent consideration” in the condensed consolidated balance sheets.

6.
Leases

Components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	Operating expenses	$578	$405	$1,429	$1,239
Operating lease cost	Inventory	102	154	323	377
Sublease income	Operating expenses	(287)	(233)	(826)	(301)
Total operating lease cost		$393	$326	$926	$1,315
Finance lease cost
Amortization of right-of-use assets	Operating expenses	$—	$8	$3	$26
Amortization of right-of-use assets	Inventory	13	12	36	35
Interest on lease liabilities	Other income (expense), net	1	2	3	6
Total finance lease cost		$14	$22	$42	$67
Total lease cost		$407	$348	$968	$1,382

As mentioned above in Note 2, as part of the sale of the miraDry business the Company entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. Further, in January 2022 the Company entered into a sublease agreement to sublease a part of the office space in Santa Barbara, CA for a term of three years. For both the three and nine months ended September 30, 2022 and 2021, sublease income was recognized in general and administrative expenses in the condensed consolidated statements of operations.

Short-term lease expense for the three and nine months ended September 30, 2022 and 2021 was not material.

Supplemental cash flow information related to operating and finance leases for the nine months ended September 30, 2022 was as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,277	$1,261
Operating cash outflows from finance leases	40	56
Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net of tenant improvement allowances of $1.1 million	$1,542	$572

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	September 30,	December 31,
	2022	2021
Reported as:
Right of use assets, net
Operating lease right-of-use assets	$6,855	$6,488
Finance lease right-of-use assets	39	77
Total right-of use assets	$6,894	$6,565
Accrued and other current liabilities
Operating lease liabilities	$1,677	$1,595
Finance lease liabilities	28	71
Lease liabilities
Operating lease liabilities	6,994	5,576
Finance lease liabilities	5	28
Total lease liabilities	$8,704	$7,270
Weighted average remaining lease term (years)
Operating leases	5	4
Finance leases	1	2
Weighted average discount rate
Operating leases	9.18%	8.16%
Finance leases	6.90%	6.90%

As of September 30, 2022, maturities of the Company’s operating and finance lease liabilities and sublease income are as follows (in thousands):

Period	Operating leases	Finance leases	Total	Sublease income
2022	$559	$10	$569	$(465)
2023	2,628	23	2,651	(224)
2024	2,369	1	2,370	(231)
2025	1,467	—	1,467	(39)
2026	1,438	—	1,438	—
2027 and thereafter	2,689	—	2,689	—
Total lease payments (receipts)	$11,150	$34	$11,184	$(959)
Less imputed interest	2,479	1	2,480
Total lease liabilities	$8,671	$33	$8,704

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

As of September 30, 2022, there was $21.0 million of outstanding principal and $0.3 million of an exit fee payable related to the term loans, reduced by unamortized debt issuance costs of $0.7 million included in "Current portion of long-term debt" and $0.2 million included in “Long-term debt” on the condensed consolidated balance sheets.

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

As of September 30, 2022, there was no amount outstanding under the Revolving Loan. As of September 30, 2022, the unamortized debt issuance costs related to the revolving loan was approximately $32,000 and was included in “Other assets” on the condensed consolidated balance sheets.

The amortization of debt issuance costs on the term loan and the revolving loan for both the three months ended September 30, 2022 and 2021 were $0.2 million and $0.1 million, respectively and was included in interest expense in the condensed consolidated statements of operations. The amortization of debt issuance costs on the term loan and the revolving loan for both the nine months ended September 30, 2022 and 2021 were $0.5 million and $0.4 million respectively, and was included in interest expense in the condensed consolidated statements of operations.

The Term Loan and Revolving Loan Agreements include customary affirmative and restrictive covenants and representations and warranties, including a financial covenant for minimum revenues, a financial covenant for minimum cash requirements, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions, collateral, mergers or acquisitions, taxes, and deposit accounts. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to any outstanding principal balances, and MidCap may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements. The Company’s obligations under the Credit Agreements are secured by a security interest in substantially all of the Company’s assets. See Note 12, Subsequent Events, for additional details regarding the Term Loan and Revolving Loan.

Convertible Note

As of September 30, 2022, there was $60.0 million of outstanding principal, reduced by unamortized debt discount and issuance costs of $10.3 million related to the convertible note included in “Long-term debt” on the condensed consolidated balance sheet. The Company amortizes the debt discount and debt issuance costs under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three months ended September 30, 2022 and 2021, the amortization of the convertible debt discount and issuance costs were $0.9 million and $0.8 million, respectively. For the nine months ended September 30, 2022 and 2021, the amortization of the convertible debt discount and issuance costs were $2.5 million and $2.2 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations. See Note 12, Subsequent Events, for additional details regarding the Convertible Note.

8.
Stockholders’ Equity
a.
Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2022 and December 31, 2021, the Company had no preferred stock issued or outstanding.

b. Stock Option Plans

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan.

As of September 30, 2022, a total of 1,808,507 shares of the Company’s common stock were available for issuance under the 2014 Plan. As of September 30, 2022, inducement grants for 3,524,922 shares of common stock have been awarded, and no shares of common stock were available for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2021	1,703,963	$4.75	5.41
Granted	150,000
Forfeited	(77,034)	5.05
Balances at September 30, 2022	1,776,929	$4.34	5.27

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense related to stock options for the nine months ended September 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively.

c. Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2021	2,799,552	$8.11
Granted	4,601,848	1.85
Vested	(670,824)	5.57
Forfeited	(242,363)	-
Balances at September 30, 2022	6,488,213	$4.23

Stock-based compensation expense for RSUs for the three months ended September 30, 2022 and 2021 was $1.5 million and $2.1 million, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2022 and 2021 was $5.2 million and $7.3 million, respectively. As of September 30, 2022, there was $10.5 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 1.96 years.

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

During the nine months ended September 30, 2022, employees purchased 342,705 shares of common stock at a weighted average price of $1.38 per share. As of September 30, 2022, the number of shares of common stock available for future issuance for the ESPP was 1,532,603.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended September 30, 2022 and 2021. Stock-based compensation expense related to the ESPP was $0.4 million for both the nine months ended September 30, 2022 and 2021.

9.
Net (Loss) Income Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) income from continuing operations	$(14,887)	$28,503	$(51,118)	$(46,647)
(Loss) Income from discontinued operations, net of income taxes	(94)	(93)	(208)	233
Net (loss) income	$(14,981)	$28,410	$(51,326)	$(46,414)
Expenses attributable to the convertible note	$-	$(34,158)	$-	$-
Losses attributable to common shares	$(14,981)	$(5,748)	$(51,326)	$(46,414)
Weighted average common shares outstanding, basic	62,848,172	58,005,784	62,613,501	56,680,594
Weighted average common shares outstanding, diluted	62,848,172	72,639,930	62,613,501	56,680,594
Basic (loss) earnings per share:
Continuing operations	$(0.24)	$0.49	$(0.82)	$(0.82)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Basic net (loss) income per share	$(0.24)	$0.49	$(0.82)	$(0.82)
Diluted loss per share:
Continuing operations	$(0.24)	$(0.08)	$(0.82)	$(0.82)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted net loss income per share	$(0.24)	$(0.08)	$(0.82)	$(0.82)

The Company excluded the following weighted average potentially dilutive securities, outstanding for the three and nine months ended September 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock issuable upon conversion of convertible note	14,634,146	—	14,634,146	14,634,146
Stock options to purchase common stock	—	1,582,901	1,659	1,629,493
Unvested RSUs	4,763,225	2,322,816	3,675,495	2,049,832
	19,397,371	3,905,717	18,311,300	18,313,471

10.
Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and nine months ended September 30, 2022 and 2021.

11. Commitments and Contingencies

The Company is subject to claims and assessment from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer the Court granted in a tentative ruling dated March 9, 2021 with leave to replead. The Plaintiffs filed an amended complaint on April 6, 2021 and the Company filed a demurrer to that complaint on May 6, 2021. On October 25, 2021, the Court issued a ruling granting the Company’s demurrer in-part and denying it in-part, and gave plaintiffs twenty days to file an amendment complaint. A second amended complaint was filed on November 19, 2021. On December 3, 2021 the Company filed a renewed motion for demurrer as to all plaintiffs based on the recent FDA labelling updates on BIA-ALCL warnings. On January 5, 2022 the Company filed a demurrer to the second amended complaint as to plaintiff Craft and otherwise filed an Answer denying the remaining plaintiff's claims and asserting affirmative defenses. The Company's renewed demurrer as to all plaintiffs, and demurrer as to Craft is scheduled for oral argument on September 20, 2022. On August 3, 2022 the Company entered into confidential settlement agreements with the plaintiffs resolving all disputes between them and dismissing the plaintiffs’ claims with prejudice. The Court granted the dismissal with prejudice on August 4, 2022. As a result of these developments, the Company determined a probable loss had been incurred and recorded $1.6 million of legal settlement expenses within general and administrative expense in the condensed consolidated statement of operations for the nine months ended September 30, 2022.

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

12. Subsequent Events

Amended and Restated Facility Agreement

On October 12, 2022, the Company entered into an Amended and Restated Facility Agreement (the “Restated Agreement”) by and among the Company as borrower, certain of the Company’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P., as agent and lender (“Deerfield”). The Restated Agreement amends and restates the Company’s existing Facility Agreement with Deerfield, dated March 11, 2020 (the “Existing Agreement”), pursuant to which the Company issued and sold to Deerfield an unsecured and subordinated convertible note in a principal amount of $60.0 million (the “Original Note”). In connection with the Restated Agreement, on October 12, 2022, the Company and Deerfield entered into an Exchange Agreement pursuant to which Deerfield exchanged $10.0 million of principal under the Original Note for securities of the Company as further described below, reducing the outstanding principal amount of the Original Note to $50.0 million.

Pursuant to the Restated Agreement, the maturity date of the Original Note was extended until March 11, 2026, and the initial conversion price was reduced to $2.75, representing a 272% premium over the Company’s closing stock price of $0.7401 on October 11, 2022. On the date of the Restated Agreement and pursuant to the terms thereof, the

Company issued and sold an additional senior secured convertible note in a principal amount of $23.0 million (the “New Note” and, together with the Original Note, the “Convertible Notes”). The New Note matures on the fifth anniversary of the issuance date and is convertible into shares of the Company’s common stock, par value $0.01 (the “Common Stock”), at an initial conversion price of $1.00, representing a 35% premium over the Company’s closing stock price of $0.7401 on October 11, 2022. On the payment, repayment, dischargement, redemption or prepayment of the New Note or upon a Successor Major Transaction Conversion (as defined in the New Note), the Company will pay a non-refundable exit fee equal to 1.95% of the New Note so paid, repaid, discharged, redeemed or prepaid, as the case may be. The New Note was sold in a private placement to Deerfield pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of Deerfield in the Restated Agreement, including that Deerfield is an “accredited investor” within the meaning of Rule 501 of Regulation D. In connection with the Restated Agreement and the Convertible Notes issued thereunder, all of the Company’s operating subsidiaries (each a “Guarantor” and, collectively, the “Guarantors”) entered into a Guaranty and Security Agreement, dated as of October 12, 2022 (the “Guaranty and Security Agreement”), whereby the Guarantors agreed to guarantee the obligations and liabilities of the Company under the Restated Agreement and the Convertible Notes.

The Company used the proceeds from the New Note to repay in full the outstanding amounts under its Second Amended and Restated Credit and Security Agreement (Term Loan), dated December 31, 2021, by and among the Company, certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust, as administrative agent and collateral agent (as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, the “MidCap Term Credit Agreement”) and repay in full the outstanding amounts, and terminate the outstanding commitments, under that certain Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of July 1, 2019, by and among the Company, certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Funding IV Trust, as administrative and collateral agent (as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, the “MidCap Revolving Credit Agreement”).

The New Note bears interest at Term SOFR plus 5.75% per annum, payable quarterly on the last business day of each calendar quarter commencing with the calendar quarter ending December 31, 2022. The New Note is convertible at any time at the option of Deerfield, provided that Deerfield is prohibited from converting the New Note into shares of Common Stock if, upon such conversion, the Holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of Common Stock then issued and outstanding. Pursuant to the New Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon and any other amounts payable under the Restated Agreement (including the Exit Fee (in the case of the New Note) and any make whole amounts), in connection with a Major Transaction (as defined in the Convertible Notes), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Notes) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Notes). The Convertible Notes are subject to specified events of default, the occurrence of which would entitle Deerfield to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Note. Such events of default include, among others, failure to make any payment under the Convertible Note when due, failure to observe or perform any covenant under the Restated Agreement or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Convertible Note. The New Note will be secured by (i) a security interest in substantially all of the assets of the Company and its subsidiaries and (ii) a pledge of the equity interests of the Company’s direct and indirect subsidiaries (the foregoing, the “Collateral”). In addition, pursuant to the Guaranty and Security Agreement the Company and the Guarantors granted a security interest in the Collateral securing the Original Note on a pari passu basis with the New Note.

The Restated Agreement also provides for the issuance of warrants to purchase Common Stock (the “Warrants”) to the extent that the obligations under Restated Agreement and the Convertible Notes are prepaid. If issued, the Warrants will be exercisable on a cash or cashless (net exercise) basis with an initial exercise price equal to the conversion price of the Original Note and New Note, respectively, for the number of Conversion Shares (as defined in the Convertible Notes) which the repaid amount would have been convertible into and will be subject to the Beneficial Ownership

Cap, as well as certain other customary anti-dilution adjustments upon the occurrence of certain events such as stock splits, subdivisions, reclassifications or combinations of Common Stock consistent with those included in the Convertible Notes. The Warrants will also provide, at the election of each holder thereof, for the payment of the exercise price therefor by reduction of the principal amount of any outstanding Convertible Notes held by such holder. Upon the consummation of a “Major Transaction” (as defined in the Warrants and consistent with the term as used in the Convertible Notes), holders of the Warrants may elect to (i) have their Warrants redeemed by the Company for an amount equal to the Black-Scholes value of such Warrant, in cash or, if applicable, in the form of the consideration paid to the Company’s stockholders in a Major Transaction, or (ii) have such Warrants be assumed by the successor to the Company in a Major Transaction, if applicable. Holders of the Warrants are also entitled to participate in any dividends or distributions to holders of Common Stock at the time such dividends or distributions are paid to such stockholders.

If issued, the Warrants and the shares of Common Stock issuable upon their exercise will be issued in a private placement pursuant to Section 3(a)(9) under the Securities Act as an exchange with existing security holders (in the case of a cashless exercise of the Warrants or, in the case of a cash exercise, Section 4(a)(2) of the Securities Act in transactions not involving a public offering).

The Company may redeem all or any portion of the principal amount of the Convertible Notes for cash. Upon redemption of any Convertible Notes, the Company will issue Warrants covering the same number of shares of Common Stock underlying, and at an exercise price equal to the conversion price of, the redeemed Convertible Notes. The Convertible Notes provide for the optional redemption of the Convertible Notes without issuance of any Warrants or payment of any additional make whole amount (unless such Convertible Note is converted following receipt of an optional redemption notice but prior to payment of the redemption amount) provided that each of the following is greater than 130% of the conversion price then in effect: (1) the volume weighted average price of the Common Stock on each of any twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the date on which the Company delivers an optional redemption notice, (2) the volume weighted average price of the Common Stock on the last trading day of such period and (3) the closing price of the Common Stock on the last trading day of such period. The Company may not effect any optional redemption during a delisting event or unless all conversion shares and warrant shares are freely tradable.

The Company is subject to a number of affirmative and restrictive covenants pursuant to the Restated Agreement, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other unsecured indebtedness and transactions with affiliates, among other covenants. In addition, the Company is required to seek stockholder approval for either a reverse split of its common stock or an increase in the number of authorized shares of Common Stock, with such split or increase to take effect by not later than December 26, 2022. If the Company does not receive approve for such a split or increase, then the Convertible Notes and Warrants, if any, will be settleable is cash and the Company will be in default under the Convertible Notes. The Restated Agreement also includes a covenant that the Company will seek to raise capital in an equity transaction of at least $20,000,000, which the Company intends to pursue following the closing of the Restated Agreement. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.

Exchange Agreement

On October 12, 2022, the Company entered into an Exchange Agreement with Deerfield pursuant to which Deerfield agreed to exchange $10 million of principal amount under the Original Note for 2,967,742 shares of Common Stock (the “Exchange Shares”) and a pre-funded warrant to purchase 10,543,946 shares of Common Stock (the “Exchange Warrants”), reflecting a price per share of Common Stock equal to $0.7401, the closing price on October 11, 2022. The Exchange Shares, the Exchange Warrants and the shares of Common Stock issuable upon exercise of the Exchange Warrants (the “Exchange Warrant Shares”) were issued (or, in the case of the Exchange Warrant Shares, will be issued”) in a private placement pursuant to Section 3(a)(9) under the Securities Act as an exchange with existing security holders).

The Exchange Warrants are immediately exercisable, have an exercise price of $0.0001 per share, and may be exercised on a cash or cashless basis at any time until all of the Exchange Warrants are exercised in full. Under the terms of the Exchange Warrants, a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended) would exceed 4.985% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Exchange Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.

The foregoing description of the Exchange Agreement and the Exchange Warrants does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement and the Form of Exchange Warrant, copies of each of which are filed herewith as Exhibit 10.2 and Exhibit 4.4, respectively, and incorporated herein by reference.

Registration Rights Agreement

In connection with the Restated Agreement, on October 12, 2022, the Company and Deerfield entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), which amends and restated the existing Registration Rights Agreement entered into on March 11, 2022. Pursuant to the Registration Rights Agreement, the Company has agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3, or such other form as required to effect a registration of the Common Stock issued or issuable upon conversion of or pursuant to the Convertible Notes, the Warrants or the Exchange Warrants (the “Registrable Securities”), covering the resale of the Registrable Securities and such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of or otherwise pursuant to the Registrable Securities to prevent dilution resulting from certain corporate actions. Such Registration Statement must be filed within 30 calendar days following the date of the Registration Rights Agreement. In the event the SEC does not permit all of the Registrable Securities to be included in the Registration Statement or if the Registrable Securities are not otherwise included in the Registration Statement filed pursuant to the Registration Rights Agreement, the Company has agreed to file an additional Registration Statement covering the resale of all Registrable Securities not already covered by an existing and effective Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act as promptly as allowed by the SEC or the SEC Guidance provided to the Company. Following effectiveness of the Registration Statement, the Company will file a combined prospectus supplement under the Registration Statement and the Company’s existing Registration Statement on Form S-3 (No. 333-237636) registering for resale the shares issuable under the Original Note. The Registration Rights Agreement also provides for piggy-back registration, subject to the terms and conditions of the Registration Rights Agreement. The Company will also file a prospectus supplement to the Existing Registration Statement within two days following the date of the Restated Agreement to reflect the amendment to the Original Note.

U.S. Department of Justice

The Company received a grand jury subpoena dated September 30, 2022 from the U.S. Department of Justice (“DOJ”) requesting the production of materials concerning the trading activities of a former Chief Executive Officer of the Company in 2019 and 2020, including all documents and communications with the General Counsel regarding such activities. In addition, the U.S. Securities and Exchange Commission (the “SEC”) has subpoenaed documents and testimony from each of the Company and its General Counsel. Each of the SEC subpoenas is captioned “In the Matter of Trading in the Securities of Sientra, Inc.” The SEC subpoenas request, among other things, documents and communications relating to trading activities by each of the aforementioned individuals. The investigation by the SEC does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. The Company intends to cooperate with DOJ and the SEC. The Company is, at this time, unable to predict what action, if any, might be taken in the future by DOJ or the SEC as a result of the matters that are the subject of the subpoenas and investigation.

Equity Financing

On October 25, 2022, the Company completed a follow on public offering pursuant to an Underwriting Agreement (the “Underwriting Agreement”), dated October 21, 2022, with Craig-Hallum Capital Group LLC, acting as the underwriter named therein (the “Underwriter”) pursuant to which the Company issued and sold 17,785,000 shares of the Company’s Common Stock, including 5,217,390 shares issued pursuant to the Underwriter’s exercise of its option to purchase additional shares, pre-funded warrants to purchase 22,214,990 shares of Common Stock and warrants to purchase 39,999,990 shares of Common Stock, including 5,217,390 shares issued pursuant to the Underwriter’s exercise of its option to purchase additional warrants (the “Offering”). The price to the public in the Offering was $0.38 per share of common stock and warrant and $0.37 per pre-funded warrant and warrant, before underwriting discounts and commissions. The net proceeds to the Company from the Offering was approximately $13.7 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

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

Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders and scar management products. We currently sell our products in the U.S. through a direct sales organization. Our international sales channel leverages a network of distribution partners.

Recent developments

Saudi Arabia Approval

On September 20, 2022, we received approval from the Saudi Food & Drug Authority to market the Company’s line of smooth surface, High-Strength Cohesive silicone gel breast implants in the Kingdom of Saudi Arabia (KSA). Following this approval, we began commercialization in KSA through our distribution partner, Rose Aljazera.

Health Canada Approval

On March 23, 2022, we received approval from Health Canada to begin commercialization of its smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, we began commercialization in Canada with our distribution partner, Kai Aesthetics, Inc.

COVID-19 Pandemic

As an aesthetics company, surgical procedures involving our breast products are susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. Hospitals across the U.S. have experienced periodic shortages of staff and postponement of certain non-emergency procedures due to the impact of COVID-19. The inability or limited ability to perform such non-emergency procedures and patients electing to postpone elective aesthetics procedures due to the pandemic significantly harmed our revenues since the second quarter of 2020 and the effects of the pandemic continue to impact our market through the nine months ended September 30, 2022. We may continue to experience future harm to our revenues while existing or new restrictions remain in place. It is not possible to accurately predict the length or severity of the COVID-19 pandemic or the impact on our business. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

Research and Development Expenses

Our research and development, or R&D, expenses primarily consist of clinical expenses, product development costs, regulatory expenses, consulting services, outside research activities, quality control and other costs associated with the development of our products and compliance with Good Clinical Practices, or cGCP, requirements. R&D expenses also include related personnel and consultant compensation, stock‑based compensation expense and amortization expense related to developed technology. We expense R&D costs as they are incurred. We expect our R&D expenses to vary as different development projects are initiated, including improvements to our existing products, expansions of our existing product lines, new product acquisitions and our clinical studies.

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

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable securities.

Interest Expense

Interest expense primarily consists of interest expense and amortization of issuance costs associated with our Credit Agreements.

Change in Fair Value of Derivative Liability

Change in fair value of derivative reflects the non-cash change in the fair value of derivatives.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
	(In thousands)
Statement of operations data
Net sales	$22,570	$19,620
Cost of goods sold	9,794	9,030
Gross profit	12,776	10,590
Operating expenses
Sales and marketing	12,290	12,052
Research and development	3,720	2,367
General and administrative	9,324	7,865
Total operating expenses	25,334	22,284
Loss from operations	(12,558)	(11,694)
Other (expense) income, net
Interest income	41	1
Interest expense	(2,364)	(2,026)
Change in fair value of derivative liability	—	35,550
Other income (expense), net	(6)	6,672
Total other income (expense), net	(2,329)	40,197
Loss from continuing operations before income taxes	(14,887)	28,503
Income tax expense	—	—
Loss from continuing operations	(14,887)	28,503
Loss from discontinued operations, net of income taxes	(94)	(93)
Net loss	$(14,981)	$28,410

Net Sales

Net sales increased approximately $3.0 million, or 15.0%, to $22.6 million for the three months ended September 30, 2022 as compared to $19.6 million for the three months ended September 30, 2021. The increase was primarily due to an increase in the volume of domestic and international sales of gel implants and expanders.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased approximately $0.8 million, or 8.5%, to $9.8 million for the three months ended September 30, 2022 as compared to $9.0 million for the three months ended September 30, 2021. The increase was primarily due to an increase in the volume of domestic and international sales of gel implants and expanders, offset by reductions in period distribution and production costs.

The gross margins for the three months ended September 30, 2022 and 2021 were approximately 56.6% and 54.0%, respectively. The increase was primarily due to a decrease in period distribution and production costs.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $0.2 million, or 2.0%, to $12.3 million for the three months ended September 30, 2022 as compared to $12.1 million for the three months ended September 30, 2021. The increase was primarily due to increases in employee payroll related expenses, travel expenses, and marketing initiatives, slightly offset by a decrease in shipping expenses.

Research and Development Expenses

R&D expenses increased approximately $1.4 million, or 57.2%, to $3.7 million for the three months ended September 30, 2022 as compared to $2.4 million for the three months ended September 30, 2021. The increase was primarily due to increases in costs related to clinical and regulatory activities, and product development expense.

General and Administrative Expenses

G&A expenses increased approximately $1.5 million, or 18.6%, to $9.3 million for the three months ended September 30, 2022 as compared to $7.9 million for the three months ended September 30, 2021. The increase was primarily due to increases in consulting expense, depreciation and amortization expense, and employee related expense, offset by decreases in stock compensation expense.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2022 decreased as compared to the three months ended September 30, 2021 primarily due to a change in the fair value of the derivative liability in the prior period which did not reoccur in the current period, after its reclassification to equity following the amendment in September 2021.

Income Tax Expense

For the three months ended September 30, 2022 and 2021 there was no income tax expense.

Loss from discontinued operations

Loss from discontinued operations for the three months ended September 30, 2022 was relatively unchanged period over period. Loss of discontinued operations is mainly due to the sale of the miraDry business during the second quarter of fiscal year 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Statement of operations data
Net sales	$65,481	$58,035
Cost of goods sold	27,118	26,027
Gross profit	38,363	32,008
Operating expenses
Sales and marketing	41,542	34,348
Research and development	9,823	6,962
General and administrative	31,589	23,321
Total operating expenses	82,954	64,631
Loss from operations	(44,591)	(32,623)
Other (expense) income, net
Interest income	58	4
Interest expense	(6,584)	(6,143)
Change in fair value of derivative liability	—	(14,460)
Other (expense) income, net	(1)	6,575
Total other (expense) income, net	(6,527)	(14,024)
Loss from continuing operations before income taxes	(51,118)	(46,647)
Income tax expense	—	—
(Loss) Income from continuing operations	(51,118)	(46,647)
(Loss) Income from discontinued operations, net of income taxes	(208)	233
Net loss	$(51,326)	$(46,414)

Net Sales

Net sales increased approximately $7.4 million, or 12.8%, to $65.5 million for the nine months ended September 30, 2022 as compared to $58.0 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in the volume of domestic sales of gel implants and expanders.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased approximately $1.1 million, or 4.2% to $27.1 million for the nine months ended September 30, 2022 as compared to $26.0 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in the volume of domestic and international sales of gel implants and expanders, offset by reductions in period distribution and production costs.

The gross margins for the nine months ended September 30, 2022 and 2021 were 58.6% and 55.2%, respectively. The increase was primarily due to a decrease in the unit cost of gel implants combined with a decrease in period distribution and production costs.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $7.2 million, or 20.9%, to $41.5 million for the nine months ended September 30, 2022 as compared to $34.3 million for the nine months ended September 30, 2021. The increase was primarily due to increases in employee payroll related expenses, increased marketing initiatives, shipping expenses associated with the increased volume of sales of products, severance expense, and travel expenses.

Research and Development Expenses

R&D expenses increased approximately $2.9 million, or 41.1%, to $9.8 million for the nine months ended September 30, 2022 as compared to $7.0 million for the nine months ended September 30, 2021. The increase was primarily due to increases in costs related to clinical and regulatory activities, and product development expense.

General and Administrative Expenses

G&A expenses increased approximately $8.3 million, or 35.5%, to $31.6 million for the nine months ended September 30, 2022 as compared to $23.3 million for the nine months ended September 30, 2021. The increase was primarily due to increases in depreciation and amortization expense, consulting expense, employee related expenses, legal settlement fees, expenses associated with our information technology systems subsequent to their implementation, including training and data conversion costs, and severance expense, offset by a decrease in stock compensation expense.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2022 decreased as compared to the nine months ended September 30, 2021 primarily due to a change in the fair value of the derivative liability in the prior period which did not reoccur in the current period, after its reclassification to equity following the amendment in September 2021.

Income Tax Expense

For the nine months ended September 30, 2022 and 2021 there was no income tax expense.

Income (loss) from discontinued operations

Loss from discontinued operations for the nine months ended September 30, 2022 increased $0.4 million due to the sale of the miraDry business during the second quarter of fiscal year 2021.

Liquidity and Capital Resources

Since our inception, we have incurred recurring losses and cash outflows from operations and anticipate that losses will continue in the near term. During the nine months ended September 30, 2022, we incurred net losses of $51.3 and used $33.5 million of cash in continuing operations. As of September 30, 2022, we had cash and cash equivalents of $19.0 million. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, management is currently evaluating various funding alternatives to improve liquidity and may seek to raise additional capital from the sale of equity securities and incremental debt financing. On October 25, 2022, the Company completed a follow on public offering pursuant to an Underwriting Agreement (the “Underwriting Agreement”), dated October 21, 2022, with Craig-Hallum Capital Group LLC, acting as the underwriter named therein (the “Underwriter”) pursuant to which the Company issued and sold 17,785,000 shares of the Company’s Common Stock, including 5,217,390 shares issued pursuant to the Underwriter’s exercise of its option to purchase additional shares, pre-funded warrants to purchase 22,214,990 shares of Common Stock and warrants to purchase 39,999,990 shares of Common Stock, including 5,217,390 shares issued pursuant to the Underwriter’s exercise of its option to purchase additional warrants (the “Offering”). The price to the public in the Offering was

$0.38 per share of common stock and warrant and $0.37 per pre-funded warrant and warrant, before underwriting discounts and commissions. The net proceeds to the Company from the Offering was approximately $13.7 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. These unaudited condensed financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. See Note 12, Subsequent Events, for additional details regarding the Term Loan and Revolving Loan.

Debt financing – recent developments

Refer to Note 7 and Note 12, Subsequent events to the condensed consolidated financial statements for a full description and updates to all of our long-term debt, revolving line of credit, and convertible note.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities - continuing operations	$(33,450)	$(28,563)
Investing activities - continuing operations	(1,856)	(4,882)
Financing activities - continuing operations	2,716	34,280
Net change in cash, cash equivalents and restricted cash from continuing operations	(32,590)	835
Net cash provided by (used in) discontinued operations	(208)	10,325
Net change in cash, cash equivalents and restricted cash	$(32,798)	$11,160

Cash flow from operating activities of continuing operations

Net cash used in operating activities was $33.5 million during the nine months ended September 30, 2022 as compared to $28.6 million during the nine months ended September 30, 2021. The increase in cash used in operating activities between the nine months ended September 30, 2022 and 2021 was the result of the increase in net loss from continuing operations. Increase in use of cash was offset by favorable working capital improvements mostly due to inventory initiatives to decrease inventory levels and align production with demand.

Cash flow from investing activities of continuing operations

Net cash used in investing activities was $1.9 million during the nine months ended September 30, 2022 as compared to $4.9 million used during the nine months ended September 30, 2021. The decrease in cash used in investing activities was due to a decrease in cash outflows associated with our information technology system implementation in the prior period which did not reoccur in the current period.

Cash flow from financing activities of continuing operations

Net cash provided by financing activities was $2.7 million during the nine months ended September 30, 2022 as compared to $34.3 million during the nine months ended September 30,2021. The decrease in cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock in the prior period which did not reoccur in the current period and repayment of the Revolving Loan in the current year which was mostly offset by borrowings under the Term Loan and Revolving Loan.

Cash flow from discontinued operations

Net cash used by discontinued operations was $0.2 million during the nine months ended September 30, 2022 as compared to $10.3 million provided during the nine months ended September 30, 2021. The change in cash flows was primarily driven by the prior period an increase in cash provided by investing activities resulting from the proceeds of the sale of the miraDry which did not reoccur in the current period.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

We may be unable to obtain stockholder approval for a reverse stock split or increase in our authorized shares of common stock as required by the Restated Facility Agreement.

The Restated Facility Agreement requires, among other things, that we use our reasonable best efforts to obtain stockholder approval for either a reverse split of its common stock or an increase in the number of authorized shares of Common Stock as soon as possible but in any event by not later than December 26, 2022. If we are unable to obtain stockholder approval for such increase or reverse split by April 12, 2023, we will be in default under the Restated Facility Agreement and Deerfield will be entitled to the rights and remedies thereunder including, but not limited to, declaring all amounts owed under the Restated Facility Agreement immediately due and payable. If we are unable to pay those amounts if and when owed, Deerfield could proceed against the collateral granted to it pursuant to the Restated Facility Agreement. Further, if we are unable to repay our indebtedness and Deerfield institutes foreclosure proceedings against our assets, we could be forced into bankruptcy or liquidation and equity holders may lose the entire value of their investment. In any such bankruptcy or liquidation scenario, the value that we receive for our assets could be significantly lower than the values reflected in our financial statements.

We are not in compliance with the continued listing requirements of Nasdaq and may be subject to delisting.

Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “SIEN.” The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On September 29, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, indicating that for the last 30 consecutive business days, the closing bid price of our common stock was below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1). We have 180 calendar days, or until March 28, 2023, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. There can be no assurance that we will be able to regain compliance with these requirements or that our common stock will continue to be listed on Nasdaq.

If we are unable to regain compliance by March 28, 2023, we may be eligible for an additional 180 calendar day compliance period if it elects (and meets the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. There can be no assurance that, if we were to effect a reverse stock split after obtaining the required approvals and intending to regain compliance, the reverse stock split would cause our common stock to meet the bid price requirement. If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting.

Such a delisting or even notification of failure to comply with such requirements would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In addition, the delisting of our common stock could lead to a number of other negative implications such as a loss of media and analyst coverage, a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and likely result in a reduced level of trading activity in the secondary trading market for our securities, and materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our common stock were no longer listed on Nasdaq, investors might only be able to trade on one of the over-the-counter markets. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

We received subpoenas by the Department of Justice and the SEC Division of Enforcement relating to the trading in our securities, which may require us to expend significant financial and legal resources. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We received a grand jury subpoena dated September 30, 2022 from the U.S. Department of Justice (“DOJ”) requesting the production of materials concerning the trading activities of a former Chief Executive Officer of the Company in 2019 and 2020, including all documents and communications with the General Counsel regarding such activities. In addition, the U.S. Securities and Exchange Commission (the “SEC”) has subpoenaed documents and testimony from each of the Company and our General Counsel. Each of the SEC subpoenas is captioned “In the Matter of Trading in the Securities of Sientra, Inc.” The SEC subpoenas request, among other things, documents and communications relating to trading activities by each of the aforementioned individuals. The investigation by the SEC does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. We intend to cooperate with DOJ and the SEC. We are, at this time, unable to predict what action, if any, might be taken in the future by DOJ or the SEC as a result of the matters that are the subject of the subpoenas and investigation. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our debt obligations could impair our financial condition and limit our operating flexibility.

Our indebtedness under our Restated Facility Agreement and Convertible Notes with Deerfield and our other financial obligations could:

•
impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;
•
impair our ability to access capital and credit markets on terms that are favorable to us;
•
have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our Restated Facility Agreement and an event of default occurs as a result of a failure that is not cured or waived;
•
require us to dedicate a portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures; and
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our financial covenants in the Restated Facility Agreement require us to achieve certain levels of net revenue calculated on a rolling monthly basis. Our revenues were, and may continue to be adversely impacted by the COVID-19 pandemic. If we are unable to achieve certain revenue targets, we may breach certain financial covenants set forth in our Restated Facility Agreement. If we breach these covenants, Deerfield will have the right to accelerate repayment of the outstanding amounts. In the event that any of Deerfield accelerates the repayment of our indebtedness, there can be no assurance that we will have sufficient cash on hand to satisfy such obligations and our business operations may be materially harmed.

Furthermore, there is no guarantee that we will be able to pay the principal and interest under the Restated Facility Agreement and the Convertible Notes issued thereunder or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Restated Facility Agreement and the Convertible Notes issued thereunder. Our obligations under the Convertible Notes are secured by a perfected security interest in all of our tangible and intangible assets (including our intellectual property assets), except for certain customary excluded property and all of our and our subsidiaries capital stock, with certain limited exceptions. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description
4.1	Form of Original Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2022).

4.2	Form of New Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 12, 2022).

4.4	Form of Exchange Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 12, 2022).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2022).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 27, 2022).

10.1

Multi-Tenant Office Lease (FSG), dated June 10, 2022, by and between Sientra, Inc. and LBA IV-PPI, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2022).

10.2

Exchange Agreement, dated October 12, 2022, by and between Sientra, Inc. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022).

10.3

Amended and Restated Registration Rights Agreement, by and between Sientra, Inc. and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2022).

10.4*	Amendment to Amended and Restated Facility Agreement, dated October 20, 2022, by and between Sientra, Inc. and Deerfield Partners, L.P.

10.5

Underwriting Agreement, dated October 21, 2022, by and between Sientra, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 27, 2022).

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

SIENTRA, INC.

November 14, 2022	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

November 14, 2022	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer