Form 10-K
period 2022-12-31
Sientra, Inc.
filed 2023-04-18
CIK 1551693

3black

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36709

SIENTRA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5551000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3333 Michelson Drive, Suite 650 Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)

(805) 562-3500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SIEN	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2022 as reported by NASDAQ Global Select Market on such date was approximately $51,626,000. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 11, 2023, there were 10,994,502 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this report relates.

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “Sientra Smooth”, “Sientra Teardrop”, “AlloX”, “AlloX2”, “Anatomical Controlled”, “BIOCORNEUM”, “Curve”, “Dermaspan”, “Luxe”, “Softspan”, “Silishield”, “AuraClens”, and “Viality” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K, or Annual Report, contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward‑looking statements are often identified by the use of words such as, “anticipate,” “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “intend,” “expect,” “plan,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward‑looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward‑looking statements in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•
our ability to supply our silicone gel breast implants, tissue expanders, fat transfer, and other products to our customers;
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
•
our ability to respond to supply chain disruptions;
•
our ability to timely and effectively remediate material weaknesses and maintain effective internal control over financial reporting and disclosure and procedures;
•
our ability and plans to respond to macroeconomic conditions, including the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income; and
•
our expectations regarding the sufficiency of our cash and cash equivalents and cash generated from operations to meet our actual and forecasted working capital and capital expenditure needs.

These forward‑looking statements involve risks and uncertainties as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that may impact the results and timing of certain events to differ materially from those expressed or implied in forward-looking statements. In addition, we cannot guarantee future results, level of activity, performance or achievements. Any forward‑looking statement made by us in this Annual Report speaks only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of such statements.

This Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Relating to Our Business and Our Industry:

•
We have incurred significant net operating losses since inception and cannot assure you that we will achieve profitability.
•
The COVID-19 pandemic has adversely affected, and continues to adversely affect our business, our operations and our financial results. Future pandemics, epidemics or outbreaks of an infectious disease may similarly affect our business, our operations and our financial results.
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
•
We rely on sole suppliers to manufacture or supply the components for some of our products, including our breast products, tissue expanders, fat transfer, and scar management products, and any resulting production problems or inability to meet our demand could adversely affect our business prospects.
•
Global macroeconomic conditions, including factors such as high inflation, a recession, or instability in the banking sector could adversely affect our business, financial condition, and results of operations.
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
•
The long-term safety of our breast products has not fully been established and our breast implants are currently under study in our Pre-Market Approval, or PMA, post-approval studies, which could reveal unanticipated complications.
•
Unsuccessful clinical trials or procedures relating to products could have a material adverse effect on our prospects.
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
•
Regulators have also reported on the presence of squamous cell carcinomas, or SCC, and other various lymphomas (other than BIA-ALCL) in the capsule around breast implants, and have identified this as an emerging issue undergoing further study.
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
•
Our failure to remediate the material weakness and establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
•
Our ability to continue as a going concern.

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
•
There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future product, and failure to obtain necessary clearances or approvals for our future products or modifications to our already FDA approved or cleared devices and manufacturing processes would adversely affect our ability to grow our business.
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
•
U.S. and foreign privacy and data protection laws and regulations may impose additional liabilities on us.
•
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
•
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.
•
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
•
Anti-takeover provisions in our organizational documents and under Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could reduce our stock price and prevent our stockholders from replacing or removing our current management.
•
If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
•
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

PART I

Item 1. Business

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company uniquely focused on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and fat transfer system in the U.S. for augmentation procedures exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We sell our breast implants, breast tissue expanders, and fat transfer system for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties. We expanded outside of the United States, first in Japan following approval by the Japanese Pharmaceuticals and Medical Devices Agency, or PDMA, in 2020, and subsequently, in the Kingdom of Saudi Arabia (KSA) following approval by the KSA Food and Drug Administrative in 2021, in Canada following Health Canada approval in 2022, and the United Arab Emirates (UAE) following approval by the UAE Ministry of Health and Prevention in 2022, see Recent developments below.

As discussed in Note 2 to the consolidated financial statements, we completed the sale of the miraDry business on June 10, 2021, and have reported this as discontinued operations. Therefore, we are reporting the historical results of miraDry and the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of the sale of the miraDry business. Unless otherwise noted, the audited consolidated financial statements have all been revised to reflect continuing operations only. Following the sale of the miraDry business, we have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products. Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders, fat transfer, and scar management. Additionally, we leverage distributor relationships to sell our breast implants outside of the U.S.

Recent developments

Commercial Launch of Viality Fat Transfer System

On March 1, 2023, we announced that we had begun commercial shipping of our Viality with AuraClens fat transfer system, which we had previously acquired on December 31, 2021 from AuraGen Aesthetics LLC. We also announced the release of preliminary results from our on-going, multi-center, long-term volume retention clinical study with Viality.

Reverse Stock Split

On January 19, 2023, we effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock, by the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective at 4:00 p.m. Eastern Time on January 19, 2023. Our common stock began trading on The Nasdaq Global Market on a split-adjusted basis on January 23, 2023. All information presented in this Annual Report has been retrospectively restated to give effect to our 1-for-10 reverse split of our outstanding common shares, and unless otherwise indicated, all such amounts and corresponding conversion price and/or exercise price data set forth in this Annual Report has been adjusted to give effect to such reverse stock split.

Debt Refinancing

On October 12, 2022, we entered into an agreement with Deerfield Partners, L.P. to refinance our existing term loan and convertible note debt. As a result of the financing, we have reduced our total debt load by approximately $10 million, to $73 million, while extending the maturity dates to March 2026 and beyond. Proceeds from the financing were used to retire our existing $21 million senior secured term loan facility in full, and for related financing expenses.

Pursuant to the Restated Agreement, the maturity date of the Original Note was extended until March 11, 2026, and the initial conversion price was reduced to $27.50. On the date of the Restated Agreement, we also issued and sold an additional senior secured convertible note in a principal amount of $23.0 million ("2022 Note" and, together with the Original Note, the “Convertible Notes”). The 2022 Note matures on the fifth anniversary of the issuance date and is convertible into shares of our common stock at an initial conversion price of $10.00.

In connection with the Restated Agreement, on October 12, 2022, we entered into an Exchange Agreement with Deerfield pursuant to which Deerfield exchanged $10.0 million of principal under the Original Note for 296,774 shares of our common stock and a pre-funded warrant to purchase 1,054,395 shares of our common stock, reducing the outstanding principal amount of the Original Note to $50.0 million.We used the proceeds from the 2022 Note to repay in full the outstanding amounts under the Second Amended and Restated Credit and Security Agreement, and the Amended and Restated Credit and Security Agreement with MidCap Financial Trust and MidCap Funding IV Trust, respectively.

Equity Financing

On October 25, 2022, we issued and sold 1,778,500 shares of our common stock and pre-funded warrants to purchase up to 2,221,499 shares of our common stock and warrants to purchase 3,999,999 shares of our common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. The net proceeds to the Company were approximately $14.0 million, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

United Arab Emirates Approval

On December 13, 2022, we received approval from the Ministry of Health and Prevention to market the company’s line of smooth surface, High-Strength Cohesive (HSC and HSC+) silicone gel breast implants in the UAE. Following this approval, we began commercialization in the UAE through our distribution partner, Rose Aljazera.

Saudi Arabia Approval

On September 20, 2022, we received approval from the Saudi Food & Drug Authority to market our Company’s line of smooth surface, High-Strength Cohesive silicone gel breast implants in the Kingdom of Saudi Arabia (KSA). Following this approval, we began commercialization in KSA through our distribution partner, Rose Aljazera.

Health Canada Approval

On March 23, 2022, we received approval from Health Canada to begin commercialization of our smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, we began commercialization in Canada with our distribution partner, Kai Aesthetics, Inc.

Low Profile Plus Implant Approval

On July 6, 2022, the FDA approved Sientra’s Low Plus Profile Projection Breast Implant for breast augmentation in women at least 22 years old, and for women of all ages undergoing breast reconstruction, making Sientra the first and only implant maker in the United States to offer 80cc and 110cc gel implants to Plastic Surgeons and their patients.

COVID-19 Pandemic

The COVID-19 pandemic and its unprecedented restrictions on, and disruption in business and personal activities significantly impacted our business and results of operations in fiscal years 2020, 2021 and moderated in 2022. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. Hospitals across the U.S. have experienced periodic shortages of staff and postponement of certain non-emergency procedures due to the impact of COVID-19. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to moderately harm our revenues during the year ended December 31, 2022. Particularly during the first quarter of 2022, due to the Omicron variants impact on hospital capacity, resources, and procedure volumes, especially in the United States.

While many states have lifted certain restrictions on non-emergency procedures, the pandemic continues to evolve and its impact on our business will depend on the spread of any variants, vaccination rates, and our ability to perform non-emergency procedures involving the Company’s products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Global Economy

In addition to the impacts described above, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability, including recent failures of companies in the banking sector. The severity and duration of the global macroeconomic impact of these conditions on our business cannot be predicted.

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

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the pandemic. While the full impact and duration of COVID-19 and macroeconomics of the global economy noted above is unknown at this time, we have made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

Our Market

The global market for aesthetic procedures is significant. The American Society of Plastic Surgeons, or ASPS, estimates that U.S. consumers spent approximately $20 billion on approximately sixteen million cosmetic procedures in 2020, including both surgical and non-invasive cosmetic treatments.

Breast augmentation surgery remains the leading aesthetic surgical procedure by dollars and number of procedures in the United States. According to the Aesthetic Society, over 360,000 primary breast augmentation procedures and 145,000 revision breast augmentation procedures were performed in the United States in 2021. Based on the number of procedures reported by the Aesthetic Society and ASPS and our estimates of average selling price, implant mix and implants per procedure, we estimate the global breast market to be approximately $1.5 billion, with the currently addressable market for our currently available breast products at approximately $600 million in the U.S.

In the U.S., we sell our breast implants, and fat transfer systems used for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons, as determined by the American Board of Plastic Surgery or the American Osteopathic Board of Surgery, who we refer to as Plastic Surgeons. These surgeons have completed the extensive multi-year plastic surgery residency training required for certification in the specialty of plastic and reconstruction surgery by their respective Boards. While aesthetic procedures are performed by a wide range of medical professionals, including dermatologists, otolaryngologists, obstetricians, gynecologists, dentists and other specialists, the majority of aesthetic surgical procedures are performed by Plastic Surgeons. Plastic Surgeons are thought leaders in the medical aesthetics industry. According to the American Board of Plastic Surgery, there are approximately 7,500 board certified plastic surgeons actively practicing in the United States. Our breast implants, tissue expanders, and fat transfer systems which are used in breast reconstruction procedures are sold predominantly to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures.

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

Differentiated technologies. We incorporate differentiated technologies into our proprietary breast implants to distinguish ourselves from our competitors, including our silicone shell, High-Strength Cohesive silicone gel and a microtextured surface. Our breast implants offer a desired balance between strength, shape retention and softness due to the High-Strength Cohesive silicone gel used in our products. In addition, the microtexturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture. Our Low Plus Profile Projection breast implant, which was approved by the FDA in 2022, is the only FDA approved 80cc and 110cc gel implant.

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

Viality is the only fat transfer system with AuraClens™, a proprietary cleansing mechanism (lipoaspirate wash) to retain more-viable fat leading to more predictable results. Viality is also the only fat transfer system able to process 50-1,050 mL of lipoaspirate. The Viality fat transfer technology has been shown to produce fat grafts with high fat concentration, high cell viability, and high retention rates in both in vitro and clinical studies, which we believe will provide superior results to competitive products on the market.

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

Board-certified plastic surgeon focus. We sell our breast implants and fat transfer systems for augmentation procedures exclusively to board-certified and board-admissible plastic surgeons, or Plastic Surgeons, who are thought leaders in the medical aesthetics industry. Our tissue expanders and fat transfer systems which are used in breast reconstruction procedures are predominantly sold to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings. We believe that securing the loyalty and confidence of Plastic Surgeons is essential to our success and that our association with Plastic Surgeons enhances our credibility and aligns with our focus on making a difference in patients’ lives.

Our Strategy

Our objective is to become a leading provider of differentiated medical aesthetic products and services tailored to meet the needs of plastic surgeons, allowing us to deliver on our commitment to enhance and make a difference in patients’ lives. To achieve our objective, we are pursuing the following business strategies:

Create awareness of our differentiated technologies, products and services with Plastic Surgeons and consumers. Since we commenced commercial operations, we have focused most of our marketing efforts on Plastic Surgeons to promote and create awareness of the benefits of our products. Among other marketing programs targeted at Plastic Surgeons, we offer educational initiatives exclusively to Plastic Surgeons through our Sientra Academy and Sientra Reconstruction Summit, and we have continued our consumer-directed efforts. In addition, we have expanded our educational initiatives to include Advanced Practice Providers and their role in the patient journey. We believe that continuing to invest in expanding marketing initiatives will have a positive impact on our business.

Selectively pursue acquisitions and expand into new markets. We may continue to selectively pursue domestic and international acquisitions of businesses or technologies that may allow us to leverage our relationships with Plastic Surgeons and our existing commercial infrastructure to provide us with new or complementary products or technologies and allow us to compete in new geographic markets or market segments or to increase our market share. For example, we began selling BIOCORNEUM directly to physicians in the United States after we acquired the rights to do so in March 2016. We began selling the AlloX2 and Dermaspan lines of breast tissue expanders, and the Softspan line of general tissue expanders, after we acquired these product lines in November 2016. On December 31, 2021 we acquired substantially all of the assets relating to the Viality with AuraClens fat transfer system, which we began commercial sales of in March 2023.

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

Highly optimized, experienced and fully trained sales force. Our sales force primarily consists of Plastic Surgery Consultants, or PSCs, focused on selling our breast products exclusively to board-certified and board-admissible plastic surgeons, Reconstruction Clinical Managers or RCMs who are responsible for the sales and growth of the breast reconstruction portfolio of products in hospitals and surgery centers. We have continued to retain high quality, experienced sales representatives and sales management personnel in all categories and train the sales organization to optimize performance in their respective roles. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace.

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

Increase our international presence. There is strong global demand for aesthetic procedures outside of North America. We intend to increase our market penetration outside of North America and build global brand recognition. In August 2020, we received regulatory approval to market the entire line of Sientra breast implants in Japan. In March 2022, we received regulatory approval to market our smooth round HSC and HSC+ implants in Canada. In September 2022 we received regulatory approval to market our smooth round silicone gel implants into the Kingdom of Saudi Arabia and in November 2022 we received regulatory approval to market our smooth round silicone implants in the United Arab Emirates. We may seek regulatory approval to market breast products in additional international markets.

Our Products

Our portfolio of products has been specifically tailored to meet the needs of the physicians we serve. We believe that our broad portfolio of products with technologically differentiated characteristics enable physicians to deliver better outcomes for their patients.

Our primary products are silicone gel breast implants for use in breast augmentation and breast reconstruction procedures, which we offer in approximately 350 variations of shapes, sizes, fill volumes and textures. Our breast implants are used in elective augmentation procedures that are generally performed on a cash-pay basis and in non-elective reconstructive procedures for post-mastectomy women that are generally performed on a third-party payor basis. Many of our proprietary breast implants incorporate one or more technologies that differentiate us from our competitors, including High-Strength Cohesive silicone gel and shell microtexturing. Our breast implants offer a desired balance between strength, shape retention and softness due to the silicone shell and High-Strength Cohesive silicone gel used in our implants. The microtexturing on Sientra’s implant shell is designed to reduce the incidence of malposition, rotation and capsular contracture. Our tissue expanders are used in non-elective breast reconstruction procedures. Our AlloX2 tissue expanders have a unique dual port and integral drain that permits access to periprosthetic space for less invasive draining of serous fluid, while our Dermaspan tissue expanders are uniquely designed for a gentle and more comfortable expansion.

Since 2016, we have offered BIOCORNEUM, an advanced silicone scar treatment, directly to physicians, surgeons, and dermatologists.

On December 31, 2021 we acquired substantially all of the assets relating to Viality with AuraClens fat grafting system, which we believe will help us to grow our total addressable market in existing breast procedures while providing a platform for other aesthetic treatments outside of the breast.

We sell our breast implants and fat transfer system for augmentation procedures exclusively to Plastic Surgeons, who are thought leaders in the medical aesthetics industry. Our breast implants, tissue expanders, and fat transfer systems which are used in breast reconstruction procedures are predominantly sold to hospitals and surgery centers who determine the admission privileges of surgeons performing breast reconstruction procedures. We address the specific needs of Plastic Surgeons through continued product innovation, expansion of our product portfolio and enhanced customer service offerings, and a twenty-year limited warranty that provides patients with cash reimbursement for certain out-of-pocket costs related to revision surgeries in a covered event, a lifetime no-charge implant replacement program for covered ruptures, and the industry’s first policy of no-charge replacement implants to patients who experience covered capsular contracture, double capsule and late-forming seroma events within twenty years of the initial implant procedure.

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

Unique Fat Transfer Technology. On December 31, 2021 we acquired substantially all of the assets relating to the Viality with AuraClens fat grafting system. We believe that our unique, patented fat transfer technology will satisfy numerous unmet needs in the fat transfer market, including:

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

Our 10-year breast implant clinical trial, which has been completed, is the largest prospective, long‑term safety and effectiveness pivotal study of breast implants in the United States and included the largest magnetic resonance imaging, or MRI, cohort with 571 patients. The MRI cohort is a subset of study patients that underwent regular MRI screenings in addition to the other aspects of the clinical trial protocol prior to FDA approval. Post-approval, all patients in the long-term clinical trial were subject to serial MRI screening as part of the clinical protocol. The clinical data we collected over a ten‑year follow‑up period demonstrated rupture rates, capsular contracture rates and reoperation rates that were comparable to or better than those of our competitors, at similar time points. An additional large prospective Post Approval Study, or PAS, is being conducted on our breast implants. The PAS is designed to evaluate long-term clinical performance under general conditions in the post market environment (i.e., “real-world” study). The study involves 5,197 Sientra patients and 301 control patients followed annually for 10 years. We received a Warning Letter from FDA, dated March 19, 2019, relating to the Company’s failure to meet the FDA-approved minimum patient retention rate for this PAS. We responded to this Warning Letter and are in continued dialogue with FDA to fully address our study’s participant retention, including patient questionnaire completion and additional follow-up office visits and believe that we are on track to meet the agreed follow up rates for the remaining of the study, expected to be completed in 2025.

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

Sales and Marketing

We sell our products in the U.S. through a direct sales organization. Additionally, we leverage distributor relationships to sell our breast implants in Japan, Canada, the Kingdom of Saudi Arabia (KSA), and the United Arab Emirates (UAE). In addition, our marketing team leads our efforts in brand development, trade show attendance, educational forums, product messaging, website development and advertising, among others.

Research and Developments

We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses were approximately $14.1 million, $10.5 million and $8.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our research and development is focused on enhancing and improving our breast products and tissue expanders, increasing our breast implant portfolio, product development related activities and expanding into synergistic markets.

Manufacturing and Quality Assurance

We hold FDA Medical Device Establishment Registrations for our locations in Irvine and our manufacturing facilities in Franklin, Wisconsin. All of our medical device products are listed under our Device Listing where it indicates we are the specification developer and manufacturer of our products, and except for our inflatable breast implant sizers, we are the owner of our products’ FDA approvals and clearances. This means that we are primarily responsible for the design, manufacturing and quality assurance of our products. While we manufacture our breast implants and their corresponding silicone gel breast implant sizers in our Franklin, Wisconsin facility, we do not manufacture our tissue expanders ourselves. Instead, we rely on our third-party manufacturer to manufacture and package our tissue expanders to our specifications. When we receive our tissue expanders from our third-party manufacturer, we inspect a representative sample of packaging and labeling prior to shipping them to our customers. We typically maintain strategic levels of inventory at our facilities located in Franklin, Wisconsin.

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

We have obtained the following international Quality System and Regulatory certifications for breast implants and tissue expanders: ISO 13485:2016 Quality Management Systems – Requirements for Regulatory Purposes, and the Medical Device Single Audit Program (MDSAP), representing conformance to 21 CFR 820, 21 CFR 803, 21 CFR 806, 21 CFR 807 (Subparts A through D) and Canadian Medical Devices Regulations – Part 1 - SOR-98/282, and Japan MHLW Ministerial Ordinance 169, Article 4 to Article 68; PMD Act. The Company is regularly audited by an accredited Registrar to assess the Company’s continued compliance with ISO 13485:2016 and MDSAP Quality System and Regulatory requirements. In August 2020, the Company received approval from Japan’s Pharmaceutical and Medical Device Agency (PMDA) to market the Company’s silicone gel breast implants in Japan. In March 2022, the Company received approval from Health Canada to market the Company’s smooth round HSC and HSC+ breast implants in Canada. In September 2022, the Company received approval from the Saudi Food & Drug Authority to market the Company’s silicone gel breast implants in the Kingdom of Saudi Arabia. In December 2022, the Company received approval from the United Arab Emirates’ Ministry of Health & Prevention to market the silicone gel breast implants in the United Arab Emirates.

Competition

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We primarily compete with two companies that manufacture and sell breast implants in the United States: Johnson & Johnson through its wholly owned subsidiary, Mentor Worldwide, LLC, or Mentor, and AbbVie, Inc. through its wholly owned subsidiary Allergan.

Both of our U.S. competitors are either publicly-traded companies or divisions or subsidiaries of publicly‑traded companies with significantly more market share and resources than we have. These companies have greater financial resources for sales, marketing and product development, broader established relationships with healthcare providers and third‑party payors, and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer. For example, Allergan sells temporary gel sizers for silicone gel implants and we sell only temporary saline filled sizers. In addition, our competitors may offer pricing programs with discounts across their non‑breast aesthetic product portfolios.

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

The FDA classifies medical devices into one of three classes. Unless specifically exempted from certain requirements, all three classes of devices are subject to general controls such as labeling, pre‑market notification and adherence to the FDA’s QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products. Devices deemed to pose low to moderate risk are placed in Class I or II, which, absent an exemption, requires the applicant to obtain a 510(k) clearance. Some Class II devices are subject to special controls such as performance standards, specific FDA guidance documents for the device, or particularized labeling requirements, in addition to the general controls and post marketing requirements that would otherwise apply. Some low risk devices are exempted by regulation from the 510(k) clearance requirement, and/or the requirement of compliance with substantially all of the QSR. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life‑sustaining, life‑supporting or certain implantable devices, including all breast implants, or devices that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution in the United States before May 28, 1976 for which a regulation requiring a PMA application has not been issued by the FDA. In addition there are some “unclassified” devices in FDA’s regulatory framework, which are preamendment devices for which a classification regulation has not been promulgated by the agency. Until the unclassified device type has been formally classified and a regulation established, marketing of new devices within this type requires submission of a 510(k) premarket notification. If a device of a type that FDA has not previously classified does not qualify for the 510(k) premarket notification process because no legally marketed predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. Under the de novo process an applicant may seek “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor.

Our tissue expanders and our body contouring, facial and nasal implants received FDA clearance at various dates prior to approval of our breast implants in March 2012. Our BIOCORNEUM product contains silicone for scar management, which is a Class I exempt device, and contains sunscreen which FDA regulates as an over-the-counter drug. Our Viality fat transfer system is regulated as a Class II device and was cleared by the FDA in March 2020.

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

On October 26, 2022, the FDA convened a public advisory committee meeting of the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee (the “Committee”) to discuss, among other things, and make recommendations on the classification proposal for tissue expanders and accessories, which are currently unclassified preamendments devices, to be class III (general controls and premarket approval) and class II (general and special controls). If the Committee recommends and, after the comment and review process, reclassifies tissue expanders as Class III devices, it may create additional barriers to entry for future tissue expanders products such as clinical studies and testing and other requirements generally associated with pre-market approval, which may delay approval of our next generation tissue expander.

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

Employees and Human Capital

As of December 31, 2022, we had 304 full‑time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees. Our success is in large part based on our ability to attract and retain qualified employees. The members of our management team and our board of directors come from diverse backgrounds, and we seek to attract and recruit diverse, talented, experienced and motivated employees. We monitor our progress with human capital metrics such as turnover, time to fill open roles and rate of internally developed talent. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations. Our market position, reputation and culture support our ability to recruit and retain talented employees across our departments.

Seasonality

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

Corporate Information

We incorporated in Delaware on August 29, 2003 under the name Juliet Medical, Inc. and subsequently changed our name to Sientra, Inc. in April 2007. Our principal executive offices are located at 3333 Michelson Drive, Suite 650, Irvine, California, 92612, and our telephone number is (805) 562‑3500. Our website is located at www.sientra.com, and our investor relations website is located at http://investors.sientra.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, reports on Form 8-K and our Proxy Statements are available through our investor relations website, free of charge, as soon as reasonably possible after we file them with the SEC.

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

Since our inception, we have incurred significant net operating losses. As of December 31, 2022, we had an accumulated deficit of $694.7 million. To date, we have financed our operations primarily through sales of preferred stock, borrowings under our term loans and convertible note, sales of our products since 2012, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our resources to the acquisition and clinical development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

For the year ended December 31, 2022, our net loss was $73.3 million. The extent of our future operating losses and the timing of profitability are uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we have forecasted, or if our operating expenses exceed our forecasts, our financial performance and results of operations will be adversely affected.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. Our financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank or any other financial institution that is placed into receivership by the FDIC, may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank and Credit Suisse during March 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, our operations and our financial results. Future pandemics, epidemics or outbreaks of an infectious disease may similarly affect our business, our operations and our financial results.

The nature of our business and our interactions with healthcare systems, surgeons and patients expose us to substantial risks associated with public health threats, including widespread outbreaks of contagious diseases, epidemics, and pandemics such as COVID-19. The COVID-19 pandemic also drastically impacted healthcare systems in the United States and globally and resulted in travel restrictions which impacted medical tourism and our sales professionals’ ability to travel. In addition, at the height of the pandemic, hospitals limited access for non-patients, including our sales professionals, which negatively impacted our access to physicians. As an aesthetics company, a significant percentage of our products are utilized in elective surgeries or procedures, which were deferred in many instances and were avoided altogether in other instances due to the COVID-19 pandemic, which materially impacted our financial results. Future pandemics, including the spread of COVID-19 variants, or other outbreaks of infectious disease may result in a similar period of business disruption, including reduced sales as patients might cancel or defer elective procedures or otherwise avoid medical facilities, resulting in reduced patient volumes and operating revenues. Further, the spread of COVID-19 caused us to modify our workforce practices and move to a more remote work environment, and we may in the future be required to take further actions that we determine are in the best interests of our employees or as required by governments. New variants of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel and may impact our ability to effectively manage oversight and monitoring in relation to our ongoing compliance activities. Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region.

While many countries have removed or reduced the restrictions initially implemented in response to COVID-19, the pandemic continues to evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines and treatments, future resurgences of the virus and its variants, the imposition of government lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. To the extent the COVID-19 pandemic or another public health threat adversely affects our business and macroeconomic conditions more generally, it may also have the effect of heightening many of the other risks described below.

We may not successfully integrate newly acquired businesses or product lines into our business operations or realize the benefits of partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

We have completed a series of business and product acquisitions, including our acquisition of our manufacturing operations from Vesta and a series of our product acquisitions, including the Viality with AuraClens fat transfer technology, BIOCORNEUM, and our AlloX2 and Dermaspan tissue expander portfolio. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. In addition, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

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

There are numerous risks in relying on sole suppliers to manufacture our products, or the components used in our products, which, individually or in the aggregate, could have a material adverse and severe effect on our business, financial condition and results of operations.

Global economic conditions, including factors such as high inflation or a recession could adversely affect our business, financial condition, and results of operations.

Inflation and uncertainty in the worldwide economy has continued, and we have experienced and may experience continued volatility in our sales in the near future. Historically, both the U.S. and worldwide economies have experienced cyclical economic downturns, some of which have been prolonged and severe. These economic downturns have generally coincided with, and contributed to, increased costs, concerns about inflation, slower economic activity, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.

As an aesthetics company, a significant percentage of our products are utilized in elective surgeries or procedures and subject to levels of consumer discretionary spending. Global economic volatility and economic volatility in the specific markets in which our products are approved for sale may adversely impact levels of consumer spending, which could adversely impact the number of procedures performed and the number of our products sold. Consumer purchases of discretionary procedures generally decline during recessionary periods and other periods in which disposable income is adversely affected. To the extent that overall economic conditions continue to reduce spending on discretionary procedures, patient demand for procedures in which our products are used could decrease, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Some of the additional risks with relying on third-party manufacturers and suppliers include:

•
our products may not be manufactured in accordance with agreed upon specifications or in compliance with regulatory requirements or cGMP, or the manufacturing facilities may not be able to maintain compliance with regulatory requirements or cGMP, which could negatively affect the safety or efficacy of our products or cause delays in shipments of our products
•
we may not be able to timely respond to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components;
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
•
natural disasters, disease pandemics impacting the global supply chain (such as the recent Coronavirus outbreak and related variants), wars or other regional conflicts (including the ongoing conflict in the Ukraine), labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturing operations or our suppliers may occur.
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

There are numerous risks in relying on sole suppliers to manufacture our products, or the components used in manufacturing our products which, individually or in the aggregate, could have a material adverse and severe effect on our business, financial condition and results of operations.

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

There is a learning process involved for Plastic Surgeons to become proficient in the use of our anatomically-shaped products, our tissue expanders, and our fat transfer system. It is critical to the success of our commercialization efforts to train a sufficient number of Plastic Surgeons and provide them with adequate instruction in the appropriate use of our products via preceptorships and additional demonstration surgeries. This training process may take longer than expected and may therefore affect our ability to increase sales. Following completion of training, we rely on the trained Plastic Surgeons to advocate the benefits of our products in the marketplace. Convincing Plastic Surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If Plastic Surgeons are not properly trained, they may misuse or ineffectively use our products. This may also result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business and reputation.

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

As a supplier of medical devices, we are and may be subject to product liability or warranty claims alleging that the use of our products has resulted in adverse health effects or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. The breast implant industry has a particularly significant history of product liability litigation. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale, such as our breast products. For example, on October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against us and Silimed Industria de Implantes Ltda. (our former contract manufacturer). The lawsuit alleged that our textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that we were liable to the Plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On August 3, 2022, we entered into confidential settlement agreements with the plaintiffs resolving all disputes between them and dismissing the plaintiffs’ claims with prejudice. The Court granted the dismissal with prejudice on August 4, 2022. On September 20, 2020 a lawsuit was filed against the Company in the Eastern District of Tennessee alleging that our textured breast implants caused the plaintiff to develop BIA-ALCL, and that were liable to the plaintiff based on claims for strict liability (failure to warn), strict liability (defective manufacturer), negligence and loss of consortium. On February 28, 2022 the Court granted the Company’s motion for summary judgment and dismissed plaintiff’s complaint with prejudice on Federal pre-emption grounds. While both lawsuits have been dismissed, given the recent publicity surrounding BIA-ALCL and the FDA guidance for a “boxed warning” on labeling materials for breast implants, we may face additional litigation and negative publicity surrounding our breast implants in the future. An increase in product liability claims and the related negative publicity could significantly harm our business, sales, financial condition and results of operations.

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

Our principal offices are located in Irvine, California. A number of our operations are conducted at this location, including customer service, development and management and administrative functions. With the Vesta Acquisition, we manufacture our breast implants in Wisconsin and substantially all of our inventory of breast products is held at a warehouse in Wisconsin. Despite our efforts to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism, public health crisis (such as the recent COVID-19 pandemic) or a natural or other disaster, such as an earthquake, tornado, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

Our corporate headquarters are located in Irvine, California, which typically does not experience severe earthquakes, wildfires, tornados, and mudslides. Earthquakes, wildfires, other natural disasters, or public health crises (such as the COVID-19 pandemic) could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our financial covenants in the Restated Facility Agreement require us to achieve certain levels of net revenue calculated on a rolling monthly basis, and to maintain a certain minimum cash balance starting on the 12-month anniversary of the agreement. Our revenues were, and may continue to be adversely impacted by the COVID-19 pandemic. If we are unable to achieve certain revenue targets, we may breach certain financial covenants set forth in our Restated Facility Agreement. If we breach these covenants, Deerfield will have the right to accelerate repayment of the outstanding amounts. In the event that Deerfield accelerates the repayment of our indebtedness, there can be no assurance that we will have sufficient cash on hand to satisfy such obligations and our business operations may be materially harmed.

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

As noted earlier, on October 12, 2022, we entered into an Amended and Restated Facility Agreement (the “Restated Agreement”) by and among the Company as borrower, certain of the Company’s subsidiaries from time-to-time party thereto as guarantors and Deerfield Partners, L.P., as agent and lender (“Deerfield”). The Restated Agreement amends and restates our existing Facility Agreement with Deerfield, dated March 11, 2020 (the “Existing Agreement”). Pursuant to the Restated Agreement, the maturity date of the Original Note was extended until March 11, 2026, On the date of the Restated Agreement and pursuant to the terms thereof, the Company issued and sold an additional senior secured convertible note in a principal amount of $23.0 million (the “2022 Note” and, together with the Original Note, the “Convertible Notes”).

The 2022 Note matures on the fifth anniversary of the issuance date and is convertible into shares of the Company’s common stock, par value $0.01 (the “Common Stock”). On the payment, repayment, dischargement, redemption or prepayment of the 2022 Note or upon a Successor Major Transaction Conversion (as defined in the 2022 Note), the Company will pay a non-refundable exit fee equal to 1.95% of the 2022 Note so paid, repaid, discharged, redeemed or prepaid, as the case may be. The 2022 Note entered into with Deerfield as a private placement pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of Deerfield in the Restated Agreement, including that Deerfield is an “accredited investor” within the meaning of Rule 501 of Regulation D.

In connection with the Restated Agreement and the Convertible Notes issued thereunder, all of the Company’s operating subsidiaries (each a “Guarantor” and, collectively, the “Guarantors”) entered into a Guaranty and Security Agreement, dated as of October 12, 2022 (the “Guaranty and Security Agreement”), whereby the Guarantors agreed to guarantee the obligations and liabilities of the Company under the Restated Agreement and the Convertible Notes. The Company used the proceeds from the 2022 Note to repay in full the outstanding amounts under its Third Amended and Restated Credit and Security Agreement (Term Loan), dated March 30, 2022, by and among the Company, certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust, as administrative agent and collateral agent (as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, the “MidCap Term Credit Agreement”) and repay in full the outstanding amounts, and terminate the outstanding commitments, under that certain Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of July 1, 2019, by and among the Company, certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Funding IV Trust, as administrative and collateral agent (as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, the “MidCap Revolving Credit Agreement”).

The Convertible Notes are convertible at any time at the option of Deerfield, provided that Deerfield is prohibited from converting the Convertible Notes into shares of Common Stock if, upon such conversion, the Holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of Common Stock then issued and outstanding. Pursuant to the Convertible Notes, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon and any other amounts payable under the Restated Agreement (including the Exit Fee (in the case of the 2022 Note) and any make whole amounts), in connection with a Major Transaction (as defined in the Convertible Notes), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Notes) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Notes). The Convertible Notes are subject to specified events of default, the occurrence of which would entitle Deerfield to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Note. Such events of default include, among others, failure to make any payment under the Convertible Note when due, failure to observe or perform any covenant under the Restated Agreement or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Convertible Note. The Convertible Notes are secured by (i) a security interest in substantially all of the assets of the Company and its subsidiaries and (ii) a pledge of the equity interests of the Company’s direct and indirect subsidiaries.

The Company is subject to a number of affirmative and restrictive covenants pursuant to the Restated Agreement, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other unsecured indebtedness and transactions with affiliates, among other covenants. In addition, we were required to seek stockholder approval for either a reverse split of our common stock or an increase in the number of authorized shares of Common Stock, which approval was obtained on January 12, 2023 and we effected a reverse stock split on January 19, 2023, see Reverse Stock Split in Recent Developments. The Restated Agreement also included a covenant that the

Company utilize its reasonable best efforts to raise capital in an equity transaction of at least $20.0 million. The Company completed an underwritten offering of its common stock and warrants to purchase common stock on October 25, 2022 resulting in net proceeds of approximately $14.0 million. See Equity Financing section above for further details. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.

We have identified a material weakness in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. Specifically, our control environment was ineffective in holding individuals accountable for the operations of their internal control responsibilities. As a result, certain process level controls related to the estimate of our warranty reserve, calculation of our deferred revenue associated with our service-based warranty, and inventory costs did not operate effectively and created a reasonable possibility that material misstatements to our consolidated financial statements would not be prevented or detected on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

We cannot assure you that the measures we have taken to date, together with any measures me way take in the future, will be sufficient to remediate the control deficiencies that lead to the material weaknesses in our internal control of financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Our net sales and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Our net sales and results of operations will be affected by numerous factors, including:

•
our ability to integrate and achieve the anticipated benefits of our acquisitions of Viality, the Vesta manufacturing operations, BIOCORNEUM and our tissue expander portfolio;

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

As of December 31, 2022, we had federal net operating loss carryforwards, or NOLs, of approximately $518.9 million available to reduce future taxable income, which begin expiring in 2027, if not utilized to offset taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code. In addition, the deduction for NOLs generated after 2017 is limited to 80% of our taxable income. As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our consolidated balance sheet. Our deferred tax assets for net operating loss carryforwards have been offset by a full valuation allowance in our financial statements.

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

We received a grand jury subpoena dated September 30, 2022 from the U.S. Department of Justice (“DOJ”) requesting the production of materials concerning the trading activities of a former Chief Executive Officer of the Company in 2019 and 2020, including all documents and communications with the General Counsel regarding such activities. In addition, the U.S. Securities and Exchange Commission (the “SEC”) has subpoenaed documents and testimony from each of the Company and our General Counsel. Each of the SEC subpoenas is captioned “In the Matter of Trading in the Securities of Sientra, Inc.” The SEC subpoenas request, among other things, documents and communications relating to trading activities by each of the aforementioned individuals. The investigation by the SEC does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. In April 2023, the DOJ informed the Company that the DOJ did not intend to pursue prosecutions relating to the subpoena and was closing its file with respect to the Company. We continue to cooperate with the SEC. We are, at this time, unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the subpoenas and investigation. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our medical device products and operations are subject to extensive governmental regulation both in the United States and abroad, and our failure to comply with applicable requirements could cause our business to suffer.

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities, such as the Japan Pharmaceuticals, Medical Devices Agency, and Health Canada, and KSA Food and Drug Administration, and the UAE Ministry of Health. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

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

In March 2018, we reached an agreement-in-principle with the Staff of the Division of Enforcement, or the Staff, of the SEC to settle, without admitting or denying, charges arising out of the SEC’s investigation into alleged false and misleading statements or omissions made in connection with the 2015 offering. Those charges included alleged violations of Section 10 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Sections 17(a)(1)-(3) of the Securities Act. On September 19, 2018, the SEC issued an order approving the terms of the settlement agreement. See also the risk factor entitled “We received subpoenas by the Department of Justice and the SEC Division of Enforcement relating to the trading in our securities, which may require us to expend significant financial and legal resources. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

The market price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control. In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

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

We have identified a material weakness in our internal controls over financial reporting. If not remediated effectively, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters located in Irvine, California is approximately 14,000 square feet and expires in March 2030. We lease several warehouse spaces to support our manufacturing and distribution efforts including a manufacturing space in Franklin, Wisconsin, which is approximately 24,000 square feet, and two warehouse spaces in Franklin, Wisconsin, which are approximately 27,000 square feet and 18,000 square feet. These leases expire in November 2027, December 2027, and December 2027, respectively. Additionally, we lease space at our former headquarters located in Santa Barbara, California which is approximately 20,000 square feet and expires in February 2025. We also leased a space used for research and development in Carpinteria, California, which is approximately 5,000 square feet and expired in June 2022.

Additionally, we lease an office space in Franklin, Wisconsin, which is approximately 12,000 square feet and expires in February 2027. We also lease a data center space for our servers in Franklin, Wisconsin, which expires in March 2026. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Our miraDry facilities were located in Santa Clara, California, where we lease and occupy approximately 29,000 square feet of office, manufacturing and research and development space. The current term of our Santa Clara lease expires in July 2024. Pursuant to the sale of the miraDry business, we entered into a sublease agreement whereby the Buyer will sublease the miraDry office space, which is approximately 29,000 square feet. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty four months. Following the initial period, the Buyer exercised an additional period of six months and an extension of twelve months thereafter. The sublease expired in March 2023.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Information regarding certain legal proceedings is provided in this Annual Report in “Note 12 - Commitments and Contingencies in the "Notes to Consolidated Financial Statements.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “SIEN” since our initial public offering on October 29, 2014.

Holders of Record

As of March 31, 2023 there were approximately 216 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of our credit agreements with Deerfield.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10‑K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2022.

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

Overview

We are a medical aesthetics company uniquely focused on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and fat transfer system in the U.S. for augmentation procedures exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We sell our breast implants, breast tissue expanders, and fat transfer system for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties. We expanded outside of the United States, first in Japan following approval by the Japanese Pharmaceuticals and Medical Devices Agency, or PDMA, in 2020, and subsequently, in the Kingdom of Saudi Arabia (KSA) following approval by the KSA Food and Drug Administrative in 2021, in Canada following Health Canada approval in 2022, and the United Arab Emirates (UAE) following approval by the UAE Ministry of Health and Prevention in 2022, see Recent developments below.

As discussed in Note 2 to the consolidated financial statements, we completed the sale of the miraDry business on June 10, 2021, and have reported this as discontinued operations. Therefore, we are reporting the historical results of miraDry and the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of the sale of the miraDry business. Unless otherwise noted, the audited consolidated financial statements have all been revised to reflect continuing operations only. Following the sale of the miraDry business, we have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products. Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders, fat transfer, and scar management. Additionally, we leverage distributor relationships to sell our breast implants outside of the U.S.

Recent developments

Commercial Launch of Viality Fat Transfer System

On March 1, 2023, we announced that we began commercial shipping of our Viality with AuraClens fat transfer system, which we had previously acquired on December 31, 2021 from AuraGen Aesthetics LLC. We also announced the release of preliminary results from our on-going, multi-center, long-term volume retention clinical study with Viality.

Reverse Stock Split

On January 19, 2023, we effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock, by the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective at 4:00 p.m. Eastern Time on January 19, 2023. Our common stock began trading on The Nasdaq Global Market on a split-adjusted basis on January 23, 2023. All information presented in this Annual Report has been retrospectively restated to give effect to our 1-for-10 reverse split of our outstanding common shares, and unless otherwise indicated, all such amounts and corresponding conversion price and/or exercise price data set forth in this Annual Report has been adjusted to give effect to such reverse stock split.

Debt Refinancing

On October 12, 2022, we entered into an agreement with a fund managed by Deerfield Partners, L.P. to refinance our existing term loan and convertible note debt. As a result of the financing, we have reduced our total debt load by approximately $10 million, to $73 million, while extending the maturity dates to March 2026 and beyond. Proceeds from the financing were used to retire our existing $21 million senior secured term loan facility in full, and for related financing expenses.

Pursuant to the Restated Agreement, the maturity date of the Original Note was extended until March 11, 2026, and the initial conversion price was reduced to $27.50. On the date of the Restated Agreement, we also issued and sold an additional senior secured convertible note in a principal amount of $23.0 million (the “2022 Note” and, together with the Original Note, the “Convertible Notes”). The 2022 Note matures on the fifth anniversary of the issuance date and is convertible into shares of our common stock, par value $0.01, at an initial conversion price of $10.0.

In connection with the Restated Agreement, on October 12, 2022, we entered into an Exchange Agreement with Deerfield pursuant to which Deerfield exchanged $10.0 million of principal under the Original Note for 296,774 shares of our common stock and a pre-funded warrant to purchase 1,054,395 shares of our common stock, reducing the outstanding principal amount of the Original Note to $50.0 million.

We used the proceeds from the New Note to repay in full the outstanding amounts under the Second Amended and Restated Credit and Security Agreement, and the Amended and Restated Credit and Security Agreement with MidCap Financial Trust and MidCap Funding IV Trust, respectively.

Equity Financing

On October 25, 2022, we issued and sold 1,778,500 shares of our common stock, pre-funded warrants to purchase up to 2,221,499 shares of our common stock and warrants to purchase 3,999,999 shares of our common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. The net proceeds to the Company were approximately $14.0 million, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

United Arab Emirates Approval

On December 13, 2022, we received approval from the Ministry of Health and Prevention to market the company’s line of smooth surface, High-Strength Cohesive (HSC and HSC+) silicone gel breast implants in the UAE. Following this approval, we began commercialization in the UAE through our distribution partner, Rose Aljazera.

Saudi Arabia Approval

On September 20, 2022, we received approval from the Saudi Food & Drug Authority to market our Company’s line of smooth surface, High-Strength Cohesive silicone gel breast implants in the Kingdom of Saudi Arabia (KSA). Following this approval, we began commercialization in KSA through our distribution partner, Rose Aljazera.

Health Canada Approval

On March 23, 2022, we received approval from Health Canada to begin commercialization of our smooth round HSC and HSC+ silicone gel breast implants in Canada. Following this approval, we began commercialization in Canada with our distribution partner, Kai Aesthetics, Inc.

Low Profile Plus Implant Approval

On July 6, 2022, the FDA approved Sientra’s Low Plus Profile Projection Breast Implant for breast augmentation in women at least 22 years old, and for women of all ages undergoing breast reconstruction, making Sientra the first and only implant maker in the United States to offer 80cc and 110cc gel implants to Plastic Surgeons and their patients.

COVID-19 Pandemic

The COVID-19 pandemic and its related macroeconomic effects significantly impacted our business and results of operations in fiscal years 2020, 2021 and 2022. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. Hospitals across the U.S. have experienced periodic shortages of staff and postponement of certain non-emergency procedures due to the impact of COVID-19. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the year ended December 31, 2022. During the first quarter of 2022, the Omicron variant had a pronounced impact on hospital capacity, resources, and procedure volumes, especially in the United States.

While many states have lifted certain restrictions on non-emergency procedures, the pandemic continues to evolve and its impact on our business will depend on the spread of any variants, vaccination rates, and or the timing for a broad and sustained our ability to perform non-emergency procedures involving the Company’s products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

In addition to the impacts described above, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted.

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

In addition, we offer BIOCORNEUM, an advanced silicone scar treatment, directly to physicians and the AlloX2, and Dermaspan lines of breast tissue expanders, as well as the Softspan line of general tissue expanders. On December 31, 2021 we acquired substantially all of the assets relating to the Viality with AuraClens fat transfer system, which we believe will help us to grow our total addressable market in existing breast procedures while providing a platform for other aesthetic treatments outside of the breast. Developed by researchers at Harvard and Massachusetts General Hospital, Viality is the only fat transfer system with AuraClens™, a proprietary cleansing mechanism (lipoaspirate wash) to retain more-viable fat leading to more predictable results. Viality is also the only fat transfer system able to process 50-1,050 mL of lipoaspirate.

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

Components of Operating Results

Net Sales

Our net sales primarily consist of sales of silicone gel breast implants, tissue expanders, BIOCORNEUM, and sizers. We recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased products. We recognize revenue on BIOCORNEUM scar management products, inventory held on consignment, and products sold to international customers at a point in time upon shipment or upon customer receipt of the product depending on shipping terms. We defer the value of our service warranty revenue and recognize it once all performance obligations have been met.

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures, and macroeconomic conditions. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of raw material, labor, and overhead costs of manufacturing, reserve for returns, reserve for product assurance warranties, royalty costs, excess and obsolete inventory reserves, amortization of manufacturing know-how intangible assets, and warehouse and other related costs.

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

Research and Development Expenses

Our research and development, or R&D, expenses primarily consist of clinical expenses, product development costs, regulatory expenses, consulting services, outside research activities, quality control and other costs associated with the development of our products and compliance with Good Clinical Practices, or GCP, requirements. R&D expenses also include related personnel and consultant compensation, stock‑based compensation expense, and amortization expense, related to acquired developed technology until the commencement of commercial operations. We expense R&D costs as they are incurred. We expect our R&D expenses to vary as different development projects are initiated, including improvements to our existing products, expansions of our existing product lines, new product acquisitions and our clinical studies.

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily consist of salaries, bonuses, benefits, incentive compensation and stock-based compensation for our executive, financial, legal, and administrative functions. Other G&A expenses include contingent consideration fair market value adjustments, bad debt expense, outside legal counsel and litigation expenses, independent auditors and other outside consultant expenses, as well as corporate insurance, facilities and information technologies expenses. We expect future G&A expenses to remain consistent with the current period, excluding variability due to contingent consideration fair market value adjustments, and expect to continue to incur G&A expenses in connection with operating as a public company.

Interest Income (Expense), net

Interest income (expense), net primarily consists of interest earned on our cash and cash equivalents and marketable securities.

Interest Expense

Interest expense primarily consists of interest expense, and amortization of issuance costs associated with our Credit Agreements.

Change in Fair Value of Derivative Liability

Change in fair value of derivative reflects the non-cash change in the fair value of derivatives.

Income Taxes

Income tax expense consists of an estimate for income taxes based on the projected income tax expense for the year ended December 31, 2022. We operate in several tax jurisdictions and are subject to taxes in each jurisdiction in which we conduct business. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets due to the uncertainty surrounding realization of such assets.

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

The liability for unsatisfied performance obligations under the service warranty as of December 31, 2022 were as follows (in thousands):

Year Ended December 31,
2022
Balance as of December 31, 2021	$3,237
Additions and adjustments	1,080
Revenue recognized	(809)
Balance as of December 31, 2022	$3,508
Less short-term portion	(862)
Long-term portion	$2,646

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

Sales Return Liability

With the exception of the Company’s BIOCORNEUM scar management products, inventory held on consignment, and products sold to international customers, we allow for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. A sales return liability is established based on estimated sales returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends. The estimated sales return is recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The following table provides a rollforward of the sales return liability (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$13,399	$9,192
Addition to reserve for sales activity	182,223	158,245
Actual returns	(177,933)	(152,773)
Change in estimate of sales returns	(1,916)	(1,265)
Ending balance	$15,773	$13,399

Practical Expedients and Policy Election

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

We have elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge. The associated costs were $5.3 million, $5.5 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs are viewed as part of our marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election.

Warranty Reserve

We offer a product replacement and limited warranty program to our U.S and Canadian customers for our silicone gel breast implants, which we consider to be assurance-type warranties. For silicone get breast implant surgeries occurring prior to May 1, 2018, we provide lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. We introduced our Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone get breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. We consider Platinum20 to have a service warranty component and an assurance warranty component. The service warranty component as an additional performance obligation and defer revenue at the time of sale based on the relative estimated selling price as detailed under Revenue Recognition above. The assurance component is recorded as a warranty liability at the time of sale and is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date. As of December 31, 2022 and 2021, we held total warranty liabilities of $8.8 million and $2.5 million, respectively.

Stock‑Based Compensation

We recognize stock‑based compensation using a fair‑value based method for costs related to all employee share‑based payments, including stock options, restricted stock units, and the employee stock purchase plan. Stock-based compensation cost is measured at the date of grant based on the estimated fair value of the award.

The fair value of restricted stock unit awards at the date of grant is equal to the market price of our common stock on the grant date. We estimate the fair value of stock option awards to employees and directors using the Black‑Scholes option pricing model. The grant date fair value of a stock‑based award is recognized as an expense over the requisite service period of the award on a straight‑line basis. In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards, if any. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

We recorded total non‑cash stock‑based compensation expense of $7.9 million, $10.4 million and $8.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had unrecognized compensation costs related to unvested stock options of $1.2 million. As of December 31, 2022, we had total unrecognized compensation costs of $8.7 million related to unvested restricted stock units, or RSUs. These costs are expected to be recognized over a weighted average period of 1.79 years.

The following table represents stock-based compensation expense included in cost of goods sold and operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cost of Goods Sold	$—	$—	$49
Operating Expenses
Sales and marketing	2,867	3,192	3,359
Research and development	690	1,535	989
General and administrative	4,376	5,663	3,824
Total	$7,933	$10,390	$8,221

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

Recent Accounting Pronouncements

Please refer to Note 1 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
	(In thousands)
Statement of operations data
Net sales	$90,549	$80,683
Cost of goods sold	48,955	36,348
Gross profit	41,594	44,335
Operating expenses
Sales and marketing	55,049	48,456
Research and development	14,063	10,456
General and administrative	41,532	31,773
Total operating expenses	110,644	90,685
Loss from operations	(69,050)	(46,350)
Other (expense) income, net
Interest income	130	4
Interest expense	(9,112)	(8,254)
(Loss) gain on extinguishment of debt	(4,040)	6,652
Change in fair value of derivative liability	8,780	(14,460)
Other income (expense), net	12	(90)
Total other (expense) income, net	(4,230)	(16,148)
Loss from continuing operations before income taxes	(73,280)	(62,498)
Income tax expense	27	21
Loss from continuing operations	(73,307)	(62,519)
Income from discontinued operations, net of income taxes	—	37
Net loss	$(73,307)	$(62,482)

Net Sales

Net sales increased $9.9 million, or 12.2%, to $90.6 million for the year ended December 31, 2022, as compared to $80.7 million for the year ended December 31, 2021. The increase was primarily due to an increase in the volume of domestic sales of gel implants and expanders, as well as increased international sales due to the approval of three new markets in 2022.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $12.6 million, or 34.7%, to $49.0 million for the year ended December 31, 2022, as compared to $36.3 million for the year ended December 31, 2021. The increase was primarily due to an increase in sales activity and significant increases in reserves for warranty and for excess inventory for textured gel implants acquired in connection with its acquisition of Vesta manufacturing operations.

The gross margins for the years ended December 31, 2022 and 2021 were 45.9% and 54.9%, respectively. The decrease was primarily due to an increase in reserves for excess inventory related to past acquisitions. Excluding the impact of the adjustment to inventory reserve, adjusted gross margin was 52.0% for the year ended December 31, 2022.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.6 million, or 13.6%, to $55.0 million for the year ended December 31, 2022, as compared to $48.5 million for the year ended December 31, 2021. The increase was primarily due to increases in employee payroll and incentive compensation, travel and related expenses, shipping expenses associated with the increased volume of sales of products, and increased marketing initiatives.

Research and Development Expenses

Research and development expenses increased $3.6 million, or 34.5%, to $14.1 million for the year ended December 31, 2022, as compared to $10.5 million for the year ended December 31, 2021. The increase was primarily due to increases in product development expense related to our launches of LLP and Viality as well as regulatory expenses.

General and Administrative Expenses

G&A expenses increased $9.8 million, or 30.7%, to $41.5 million for the year ended December 31, 2022, as compared to $31.8 million for the year ended December 31, 2021. The increase was primarily due to increases in legal expenses, consulting fees, and expenses associated with our information technology systems subsequent to their implementation, including training and data conversion costs.

Other Income (Expense), net

Other (expense), net for the year ended December 31, 2022 includes a loss on extinguishment of $2.4 million and gain of $8.8 million due to decrease in fair value of its derivative liability associated with the Convertible Note and 2022 Note. Other income (expense) decreased overall as compared to the year ended December 31, 2021 primarily due to a gain on extinguishment from the forgiveness of the PPP Loan in the prior period, offset by an increase in the fair value of the derivative liability from an increase in the Company's stock price, prior to its reclassification to equity following the amendment in September 2021.

Income Tax Expense

Income tax expense for the year ended December 31, 2022 was $27,000 as compared to income tax expense of $21,000 for the year ended December 31, 2021.

Change in fair value of derivative liability

Change in fair value of derivative liability reflects the non-cash change in the fair value of our embedded derivatives attributed to our convertible notes.

Liquidity and Capital Resources

Since our inception, we have incurred significant net operating losses and cash outflows from operations and anticipate that our losses and cash outflows will continue in the near term. During the year ended December 31, 2022, we incurred net losses of $73.3 and used $34.9 million of cash in continuing operations. As of December 31, 2022, we had cash and cash equivalents of $26.1 million. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of this report. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to alleviate these conditions, management is currently evaluating various cost savings measures in order to reduce operating expenses and cash outflows. However, the Company will need to generate a significant increase in net sales to further improve profitability and cash inflows, which is dependent upon continued growth in our plastic surgery segment and launch of new product. Additionally, we are evaluating various funding alternatives to improve liquidity and may seek to raise additional equity or debt capital, refinance our debt obligations or obtain waivers, and/or scale back or freeze our organic growth plans to manage our liquidity and capital resources. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry. These audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

On October 25, 2022, we issued and sold 1,778,500 shares of our common stock and pre-funded warrants to purchase up to 2,221,499 shares of our common stock and warrants to purchase 3,999,999 shares of our common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. The net proceeds to the Company were approximately $14.0 million, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

Debt financing – recent developments

Refer to Note 7 to the condensed consolidated financial statements for a full description and updates to all of our long-term debt, revolving line of credit, and convertible notes.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities - continuing operations	$(34,874)	$(44,494)
Investing activities - continuing operations	(3,591)	(4,805)
Financing activities - continuing operations	12,764	35,938
Net change in cash, cash equivalents and restricted cash from continuing operations	(25,701)	(13,361)
Net cash provided by discontinued operations	—	10,128
Net change in cash, cash equivalents and restricted cash	$(25,701)	$(3,233)

Cash flow from operating activities of continuing operations

Net cash used in operating activities was $34.9 million and $44.5 million during the years ended December 31, 2022 and 2021, respectively. The $9.6 million decrease in cash used in operating activities was primarily associated with with an improvement with working capital, particularly inventory. Decrease in inventory is due to continued inventory initiatives to reduce inventory levels and align production with demand.

Cash flow from investing activities of continuing operations

Net cash used in investing activities was $3.6 million and $4.8 million during the years ended December 31, 2022 and 2021, respectively. The $1.2 million decrease in cash used in investing activities was due to cash paid for the asset acquisition in 2021 that did not reoccur in 2022.

Cash flow from financing activities of continuing operations

Net cash provided by financing activities was $12.8 million and $35.9 million for the years ended December 31, 2022 and 2021, respectively. The $23.1 million decrease in cash provided by financing activities was primarily due to a decrease in proceeds from issuance of common stock in the current year, partially offset by the current year deferred consideration payment related to our acquisition of AuraGen.

Cash flow from discontinued operations

Net cash provided by discontinued operations was $10.1 million for the year ended December 31, 2021 and is related to the cash provided by investing activities resulting from the proceeds of the sale of miraDry business.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

As of December 31, 2022, we had $26.1 million in cash and cash equivalents. We generally hold our cash in checking accounts and interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2022. The term disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2022.

In light of the material weaknesses in our internal control over financial reporting described below, management performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of for the periods presented, in accordance with U.S. GAAP

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses in internal control over financial reporting, described below.

The Company’s internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting. such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Based on this assessment, our certifying officers concluded that the Company’s control environment was ineffective in holding individuals accountable for the operation of their internal control responsibilities. As a result, certain process-level controls related to the estimate of our warranty reserve, calculation of our deferred revenue associated with our service-based warranty, and inventory costs did not operate effectively.

The control deficiencies resulted in material errors to our warranty reserve and deferred revenue associated with our service-based warranty that have been corrected in the consolidated financial statements as of and for the year ended December 31, 2022. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission

Management’s Remediation Plan

We are committed to taking steps to remediate the material weaknesses in a timely manner and will continue to take further steps until such remediation is complete. Our remediation process includes, but is not limited to, holding individuals accountable for their roles related to internal control over financial reporting by enhancing our communications of expectations over the performance of controls and monitoring compliance with those controls.

We believe that these actions and improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses.

Changes in Internal Control over Financial Reporting

Except for the Company’s identification of the material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On April 14, 2023, Keith Sullivan tendered his resignation to the Board of Directors (the “Board”) of Sientra, Inc. (the “Company”) and all committees and subsidiaries thereof, effective April 14, 2023. Mr. Sullivan’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10‑K relates.

PART IV

Item 15. Exhibits, Financial Statements and Schedule

(a)(1) Financial Statements.

The response to this portion of Item 15 is appended to this report beginning on page F‑1 below.

(a)(2) Financial Statement Schedule.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing	Herewith

2.1	Agreement and Plan of Merger, dated as of June 11, 2017, by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 12, 2017

2.2	Amendment No.1 to Agreement and Plan of Merger, dated as of June 25, 2017 by and among Sientra, Inc., Desert Acquisition Corporation and Miramar Labs, Inc.	8-K	2.1	June 26, 2017

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	October 20, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	3.4	October 20, 2014

3.3	Certificate of Amendment, filed January 19, 2023	8-K	3.1	January 19, 2023

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	4.1	October 20, 2014

4.2	Conversion and Amendment Agreement by and among the Registrant and certain of its stockholders, dated October 10, 2014.	S-1/A	4.11	October 20, 2014

4.3	Description of the Company’s securities				X

4.4	Form of Convertible Note.	8-K	4.1	March 12, 2020

4.5	Form of Original Note	8-K	4.1	October 12, 2022

4.6	Form of 2022 Note	8-K	4.2	October 12, 2022

4.7	Form of Warrant	8-K	4.3	October 12, 2022

4.8	Form of Exchange Warrant	8-K	4.4	October 12, 2022

4.9	Form of Warrant	8-K	4.1	October 27, 2022

4.10	Form of Pre-Funded Warrant	8-K	4.2	October 27, 2022

10.1#	Form of Indemnity Agreement by and between Sientra, Inc. and its directors and officers.	S-1	10.1	September 19, 2014

10.2#	2007 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	10.2	September 19, 2014

10.3#	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	10.3	October 20, 2014

10.4#	2014 Non-Employee Director Compensation Policy.	S-1	10.4	September 19, 2014

10.5#	2014 Employee Stock Purchase Plan.	S-1/A	10.5	October 20, 2014

10.6	Multi-Purpose Commercial Building Lease, dated March 28, 2014, by and between Sientra, Inc. and Fairview Business Center, L.P.	S-1	10.6	September 19, 2014

10.7#	Sientra, Inc. Inducement Plan and forms of award agreements thereunder.	10-K	10.20	March 10, 2016

10.8	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	10.15	October 14, 2016

10.9#	Second Amended and Restated Consulting Agreement by and between Registrant and Keith J. Sullivan, dated March 9, 2018.	10-K	10.32	March 13, 2018

10.10#	First Amendment to Second Amended and Restated Consulting Agreement, effective August 6, 2018, by and between Sientra, Inc. and Keith J. Sullivan.	10-Q	10.5	August 7, 2018

10.11	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21c of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order dated September 19, 2018.	8-K	10.1	September 20, 2018

10.12	First Amendment to the Lease, effective October 9, 2018, by and between miraDry, Inc. and IPX Walsh Bowers Investors, L.P.	10-Q	10.5	November 6, 2018

10.13#	Second Amendment to Second Amended and Restated Consulting Agreement, effective March 12, 2019, by and between Sientra, Inc. and Keith J. Sullivan.	10-K	10.36	March 14, 2019

10.14#	Strategic Advisory Consulting Agreement, dated March 12, 2019, by and between Sientra, Inc., and Philippe A. Schaison.	10-K	10.37	March 14, 2019

10.15	Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 1, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-Q	10.3	August 9, 2019

10.16+	Asset Purchase Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.1	November 7, 2019

10.17+	Lease, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	8-K	10.2	November 7, 2019

10.18+	Amended and Restated Manufacturing and Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and Vesta Intermediate Funding, Inc.	10-Q	10.2	November 7, 2019

10.19+	Master Supply Agreement, dated November 7, 2019, by and between Sientra, Inc. and NuSil Technology LLC.	10-Q	10.3	November 7, 2019

10.20+	Limited Consent and First Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated November 7, 2019 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	10-K	10.39	March 16, 2020

10.21	Facility Agreement, dated as of March 11, 2020, by and among Sientra, Inc., certain of Sientra, Inc.’s subsidiaries party thereto as guarantors and Deerfield Partners, L.P.	10-K	10.40	March 16, 2020

10.22	Guaranty, dated as of March 11, 2020, by and among MiraDry Holdings, Inc., MiraDry, Inc. and MiraDry International, Inc.	8-K	10.2	March 12, 2020

10.23	Registration Rights Agreement, dated as of March 11, 2020, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.3	March 12, 2020

10.24	Amendment to Facility Agreement, dated April 24, 2020, by and among Sientra, Inc., each of the other loan parties thereto and Deerfield Partners, L.P.	10-Q	10.4	May 11, 2020

10.25	Letter Agreement, dated April 20, 2020, by and among Sientra, Inc., certain of its subsidiaries, MidCap Financial Trust and MidCap Funding IV Trust.	10-Q	10.5	May 11, 2020

10.26+	Second Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated May 11, 2020, by and among Sientra, Inc., certain of its subsidiaries, the lenders party thereto and MidCap Financial Trust.	10-Q	10.7	May 11, 2020

10.27#	Employment Agreement, dated January 1, 2018, by and between Sientra, Inc. and Oliver Bennett.	10-Q	10.5	August 10, 2020

10.28#	Employment Agreement, dated November 9, 2020, by and between the Company and Ronald Menezes.	8-K	10.1	November 12, 2020

10.29#	Separation Agreement, dated November 9, 2020, by and between the Company and Jeffrey M. Nugent.	8-K	10.2	November 12, 2020

10.30#	Employment Agreement, dated November 9, 2020, by and between the Company and Caroline Van Hove.	8-K	10.3	November 12, 2020

10.31+	Second Amended and Restated Credit and Security Agreement (Term Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	10.1	February 8, 2021

10.32+	Third Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated February 5, 2021 by and among Sientra, Inc., certain of its wholly-owned subsidiaries, the lenders party thereto from time to time and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	10.2	February 8, 2021

10.33#	Employment Agreement, dated July 12, 2021, by and between the Company and Andrew Schmidt.	8-K	10.1	July 13, 2021

10.34	Asset Purchase Agreement, dated May 11, 2021, between the Company, miraDry Acquisition Company, Inc., and, solely for purposes of Section 8.14 of the Purchase Agreement, 1315 Capital II, LP.	10-Q	10.2	August 10, 2021

10.35	Sublease Agreement, dated May 17, 2021, between miraDry, Inc. and MiraDry Acquisition Company, Inc.	10-Q	10.3	August 10, 2021

10.36	First Amendment to Second Amended and Restated Credit and Security Agreement (term loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.	10-Q	10.4	August 10, 2021

10.37	Fourth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated July 14, 2021, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.	10-Q	10.5	August 10, 2021

10.38	First Amendment to Facility Agreement, dated September 28, 2021, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.1	October 4, 2021

10.39+	Asset Purchase Agreement to Facility Agreement, dated December 31, 2021, by and between Sientra, Inc. and AuraGen Aesthetics LLC.	8-K	10.1	January 5, 2022

10.40	Limited Consent and Second Amendment to Second Amended and Restated Credit and Security Agreement (Term Loan), dated December 31, 2021, by and among Sientra, Inc., certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust.	8-K	10.2	January 5, 2022

10.41	Limited Consent and Fifth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated December 31, 2021, by and among Sientra, Inc., certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust.	8-K	10.3	January 5, 2022

10.42	Amendment No. 3 to the Facility Agreement, dated December 31, 2021, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.4	January 5, 2022

10.43	Third Amendment to Second Amended and Restated Credit and Security Agreement (Term Loan), dated March 30, 2022, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto.	10-Q	10.1	May 12, 2022

10.44	Sixth Amendment to Amended and Restated Credit and Security Agreement (Revolving Loan), dated March 30, 2022, between the Company, Mist Holdings, Inc., Mist, Inc., Mist International, Inc, MidCap Financial Trust, and the other lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 10, 2021).	10-Q	10.2	May 12, 2022

10.45	Multi-Tenant Office Lease (FSG), dated June 10, 2022, by and between Sientra, Inc. and LBA IV-PPI, LLC.	8-K	10.1	June 15, 2022

10.46	Amended and Restated Facility Agreement, dated October 12, 2022, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.1	October 12, 2022

10.47	Exchange Agreement, dated October 12, 2022, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.2	October 12, 2022

10.48	Amended and Restated Registration Rights Agreement, dated October 12, 2022, by and between Sientra, Inc. and Deerfield Partners, L.P.	8-K	10.3	October 12, 2022

10.49	Amendment to Amended and Restated Facility Agreement, dated October 20, 2022, by and between Sientra, Inc. and Deerfield Partners, L.P.	10-Q	10.4	November 14, 2022
21.1	List of significant subsidiaries of the registrant.				X

23.1	Consent of KPMG LLP, an independent registered public accounting firm.				X

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	‘			X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.				X

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sientra, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, insufficient cash flows generated from operations, and need to obtain additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company's in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company's is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Sales Return Liability

As discussed in Note 1 to the consolidated financial statements, the Company has recorded a sales return liability of $15.8 million as of December 31, 2022. A sales return liability is established based on estimated sales returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends.

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

Warranty Reserve for Silicone Gel Breast Implants

As discussed in Note 1 to the consolidated financial statements, the Company provides a product warranty for covered rupture events of its silicone gel breast implants. The Company’s warranty reserve was $8.8 million as of December 31, 2022. The warranty reserve represents estimated future costs to replace ruptured implants during the warranty period for implants sold. The Company’s estimated future costs to replace ruptured implants includes assumptions of the anticipated warranty costs per implant and the estimated rupture rate.

We identified the evaluation of the warranty reserve for silicone gel breast implants as a critical audit matter. Complex auditor judgement was required to evaluate the relevance and reliability of the historical data and current year rupture rate assumptions used in the determination of the warranty reserve.

The following are the primary procedures we performed to address this critical audit matter. We assessed the rupture rate used in the estimation of the warranty reserve by comparing it to the rate determined by the Company which was based on historical and current year covered rupture event claims data. For a selection of claims, we tested the historical and current year data by comparing it to actual warranty expenditures. We inquired of Company personnel responsible for overseeing silicone gel breast implant development and quality to understand the Company’s actual rupture rate experience. Additionally, we assessed the impact of changes in the rupture rate assumption on the warranty reserve by performing sensitivity analyses over the ending warranty reserve using third party clinical study claims data and the Company’s actual covered rupture event claims experience.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Los Angeles, California
April 17, 2023

Sientra, Inc.

Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,071	$51,772
Accounts receivable, net of allowance for doubtful accounts of $3,132 and $2,278 at December 31, 2022 and December 31, 2021, respectively	36,892	33,105
Inventories, net	42,692	52,914
Prepaid expenses and other current assets	2,094	2,979
Current assets of discontinued operations	—	4
Total current assets	107,749	140,774
Property and equipment, net	14,941	13,998
Goodwill	9,202	9,202
Other intangible assets, net	25,676	28,765
Right of use assets, net	7,004	6,565
Other assets	849	600
Total assets	$165,421	$199,904
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	—	$2,237
Accounts payable	6,818	7,402
Accrued and other current liabilities	22,599	21,298
Customer deposits	45,161	35,182
Sales return liability	15,773	13,399
Current liabilities of discontinued operations	—	500
Total current liabilities	90,351	80,018
Long-term debt	55,406	62,434
Derivative liability	880	—
Deferred and contingent consideration	2,791	5,872
Warranty reserve	8,186	2,505
Lease liabilities	5,518	5,604
Other liabilities	2,698	2,614
Total liabilities	165,830	159,047
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares: none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 10,709,716 and 6,224,209 and outstanding 10,702,444 and 6,216,936 shares at December 31, 2022 and December 31, 2021, respectively	107	62
Additional paid-in capital	694,395	662,399
Treasury stock, at cost (7,273 shares at December 31, 2022 and December 31, 2021)	(260)	(260)
Accumulated deficit	(694,651)	(621,344)
Total stockholders’ (deficit) equity	(409)	40,857
Total liabilities and stockholders’ (deficit) equity	$165,421	$199,904

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Operations

(in thousands, except per share and share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$90,549	$80,683	$54,997
Cost of goods sold	48,955	36,348	23,599
Gross profit	41,594	44,335	31,398
Operating expenses:
Sales and marketing	55,049	48,456	37,405
Research and development	14,063	10,456	8,704
General and administrative	41,532	31,773	32,310
Restructuring	—	—	390
Total operating expenses	110,644	90,685	78,809
Loss from operations	(69,050)	(46,350)	(47,411)
Other (expense) income, net:
Interest income	130	4	205
Interest expense	(9,112)	(8,254)	(9,438)
(Loss) gain on extinguishment of debt	(4,040)	6,652	—
Change in fair value of derivative liability	8,780	(14,460)	(10,470)
Other income (expense), net	12	(90)	35
Total other (expense) income, net	(4,230)	(16,148)	(19,668)
(Loss) from continuing operations before income taxes	(73,280)	(62,498)	(67,079)
Income tax expense	27	21	33
Loss from continuing operations	(73,307)	(62,519)	(67,112)
Income (loss) from discontinued operations, net of income taxes	—	37	(22,835)
Net (loss)	$(73,307)	$(62,482)	$(89,947)

Basic and diluted net loss per common share
Continuing operations	$(10.22)	$(10.96)	$(13.36)
Discontinued operations	—	0.01	(4.55)
Basic and diluted net loss per share	$(10.22)	$(10.95)	$(17.91)
Weighted average outstanding common shares used for net (loss) income per common share:
Basic and diluted	7,175,687	5,705,711	5,023,318

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except per share and share amounts)

										Additional		Total
	Preferred stock		Common stock			Treasury stock				paid-in	Accumulated	stockholders'
	Shares	Amount	Shares		Amount	Shares		Amount		capital	deficit	(deficit) equity
Balances at December 31, 2019	—	$—	4,961,291	$	$50	7,273	$	$(260)	$	$551,007	$(468,915)	$81,882
Proceeds from follow-on offering, net of costs	—	—	3,700		—	—		—		263	—	263
Employee stock-based compensation expense	—	—	—		—	—		—		8,171	—	8,171
Stock option exercises	—	—	982		—	—		—		29	—	29
Employee stock purchase program (ESPP)	—	—	20,373		—	—		—		836	—	836
Vested restricted stock	—	—	115,070		1	—		—		(1)	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(30,201)		—	—		—		(1,791)	—	(1,791)
Net loss	—	—	—		—	—		—		—	(89,947)	(89,947)
Balances at December 31, 2020	—	$—	5,071,215		$51	7,273		(260)		$558,514	$(558,862)	$(557)
Proceeds from follow-on offering, net of costs	—	—	622,222		6	—		—		39,220	—	39,226
Employee stock-based compensation expense	—	—	—		—	—		—		10,390	—	10,390
Stock option exercises	—	—	7,273		—	—		—		291	—	291
Employee stock purchase program (ESPP)	—	—	19,907		—	—		—		674	—	674
Vested restricted stock	—	—	145,289		1	—		—		1,004	—	1,005
Shares repurchased for tax withholding on vesting RSUs	—	—	(34,763)		—	—		—		(3,145)	—	(3,145)
Shares issued for acquisition of business	—	—	393,066		4	—		—		14,421	—	14,425
Reclassification of derivative liability to equity	—	—	—		—	—		—		41,030	—	41,030
Net loss	—	—	—		—	—		—		—	(62,482)	(62,482)
Balances at December 31, 2021	—	$—	6,224,209		62	7,273		(260)		662,399	(621,344)	40,857
Exchange of convertible note for common stock and pre-funded warrants	—	—	296,774		3	—		—		9,997	—	10,000
Proceeds from follow-on offering, net of costs	—	—	1,778,500		18	—		—		13,900	—	13,918
Exercise of warrants	—	—	2,314,040		23	—		—		156		179
Employee stock-based compensation expense	—	—	—		—	—		—		7,933	—	7,933
Employee stock purchase program (ESPP)	—	—	34,271		—	—		—		473	—	473
Vested restricted stock	—	—	88,263		1	—		—		(2)	—	(1)
Shares repurchased for tax withholding on vesting RSUs	—	—	(26,341)		—	—		—		(461)	—	(461)
Net loss	—	—	—		—	—		—		—	(73,307)	(73,307)
Balances at December 31, 2022	—	$-	10,709,716		$107	7,273		(260)		694,395	$(694,651)	$(409)

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(73,307)	$(62,482)	$(89,947)
Income (loss) from discontinued operations, net of income taxes	—	37	(22,835)
Loss from continuing operations, net of income taxes	(73,307)	(62,519)	(67,112)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,636	4,360	3,370
Provision for doubtful accounts	1,478	1,326	537
Provision for warranties	6,942	970	659
Provision for inventory	5,592	82	1,817
Fair value adjustments to derivative liability	(8,780)	14,460	10,470
Fair value adjustments of other liabilities held at fair value	218	441	96
Amortization of debt discount and issuance costs	4,746	3,587	4,347
Loss (gain) on extinguishment of debt	4,040	(6,652)	—
Stock-based compensation expense	7,933	10,390	8,221
Payments of contingent consideration liability in excess of acquisition-date fair value	—	(2,419)	—
Other non-cash adjustments	(262)	684	375
Changes in operating assets and liabilities:
Accounts receivable	(5,264)	(14,660)	(6,302)
Inventories	4,630	(13,775)	(9,342)
Prepaid expenses, other current assets and other assets	621	(1,501)	169
Accounts payable, accrued, and other liabilities	(2,450)	(752)	1,431
Customer deposits	9,979	17,277	3,961
Sales return liability	2,374	4,207	1,077
Net cash flow used in operating activities - continuing operations	(34,874)	(44,494)	(46,226)
Net cash flow used in operating activities - discontinued operations	—	1,994	(13,912)
Net cash used in operating activities	(34,874)	(42,500)	(60,138)
Cash flows from investing activities:
Purchase of property and equipment	(3,591)	(3,805)	(3,956)
Asset acquisitions	—	(1,000)	—
Net cash flow used in investing activities - continuing operations	(3,591)	(4,805)	(3,956)
Net cash flow provided by (used in) investing activities - discontinued operations	—	8,134	(80)
Net cash (used in) provided by investing activities	(3,591)	3,329	(4,036)
Cash flows from financing activities:
Payment of deferred consideration in connection with asset acquisition	(3,000)	—	—
Proceeds from issuance of common stock for employee stock-based plans	—	1,970	865
Net proceeds from issuance of common stock	14,097	39,226	263
Proceeds from issuance of common stock under ESPP	473	—	—
Tax payments related to shares withheld for vested restricted stock units (RSUs)	(461)	(3,145)	(1,791)
Gross borrowings under the Term Loan	5,000	1,000	—
Repayments under the Term Loan	(21,000)	—	(25,000)
Gross borrowings under the PPP Loan	—	—	6,652
Gross borrowings under the Revolving Loan	5,666	2,237	—
Repayment of the Revolving Loan	(7,904)	—	(6,508)
Proceeds from issuance of Convertible Notes	23,000	—	60,000
Payments of contingent consideration up to acquisition-date fair value	—	(4,550)	—
Deferred financing costs	(3,107)	(800)	(2,958)
Net cash provided by financing activities	12,764	35,938	31,523
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,701)	(3,233)	(32,651)
Cash, cash equivalents and restricted cash at:
Beginning of period	52,067	55,300	87,951
End of period	$26,366	$52,067	$55,300

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	26,071	51,772	54,967
Restricted cash included in other assets	295	295	333
Total cash, cash equivalents and restricted cash	$26,366	$52,067	$55,300

Supplemental disclosure of cash flow information:
Interest paid	$4,053	$4,193	$4,198
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	510	$323	413
Reclassification of derivative liability to equity	—	$41,030	—
Asset acquisition, deferred and contingent consideration obligations at fair value	563	$5,015	—
Asset acquisition costs included in accounts payable and accrued liabilities	—	$213	—
Exchange of convertible note for common stock and pre-funded warrants	10,000	—	—
Embedded derivatives recorded due to embedded conversion features in convertible note	9,660	—	—

See accompanying notes to the consolidated financial statements.

Sientra, Inc.

Notes to the Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a)
Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to significant judgment and use of estimates include the allowance for doubtful accounts, sales return liability, provision for warranties, valuation of inventories, recoverability of long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and finite lived intangible assets, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with debt and equity related instruments.

On January 19, 2023, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.01 per share (“Common Stock”). by the filing of a Certificate of Amendment (the “Certificate”) with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective on January 19, 2023.

As a result of the Reverse Stock Split, every 10 shares of Common Stock issued and outstanding were automatically reclassified into one new share of common stock. The Reverse Stock Split did not modify any rights or preferences of the shares of Common Stock. Proportionate adjustments will be made to the exercise or conversion prices and the number of shares underlying the Company’s outstanding equity awards, convertible securities and warrants, as well as to the number of shares issued and issuable under the Company’s equity incentive plans. The Common Stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split will not affect the number of authorized shares of Common Stock or the par value of the Common Stock. All share information in the accompanying financial statements has been adjusted to reflect the results of the Reverse Stock Split.

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

(b)
Liquidity and Going Concern

The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within the control of the Company as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Since the Company’s inception it has incurred recurring losses and cash outflows from operations and is forecasting continued losses and cash outflows from operations in the near term. During the twelve months ended December 31, 2022, the Company incurred net losses of $73.7 million and used $35.2 million of cash in continuing operations. As of December 31, 2022, the Company had cash and cash equivalents of $26.1 million. As a result of these conditions substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to alleviate these conditions, management is currently evaluating various cost savings measures in order to reduce operating expenses and cash outflows. However, the Company will need to generate a significant increase in net sales to further improve profitability and cash inflows, which is dependent upon continued growth in our plastic surgery segment and launch of new product. Additionally, we are evaluating various funding alternatives to improve liquidity and may seek to raise additional equity or debt capital, refinance our debt obligations or obtain waivers, and/or scale back or freeze our organic growth plans to manage our liquidity and capital resources. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry. These audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

During 2022, to fund ongoing operating and capital needs, the Company raised additional capital through the sale of equity securities and incremental debt financing, see Notes 7 and 10 to the consolidated financial statements for further details. However, these transactions did not alleviate that substantial doubt exists.

Sale of the miraDry business

Refer to Note 2 to the consolidated financial statements for further details on the sale of the miraDry business.

Debt financing

On October 12, 2022, we entered into an Amended and Restated Facility Agreement (the “Restated Agreement”) with Deerfield Partners, L.P (“Deerfield”) to amend and restate the Company’s existing facility agreement with Deerfield dated March 11, 2020 (the “Existing Agreement”) pursuant to which the Company issued and sold to Deerfield an unsecured and subordinated convertible note in a principal amount of $60.0 million (the “Original Note”).

Pursuant to the Restated Agreement, the maturity date of the Original Note was extended until March 11, 2026, and the initial conversion price was reduced to $27.50. On the date of the Restated Agreement, we also issued and sold an additional senior secured convertible note in a principal amount of $23.0 million (the "2022 Note” and, together with the Original Note, the “Convertible Notes”). The 2022 Note matures on the fifth anniversary of the issuance date and is convertible into shares of our common stock, par value $0.01, at an initial conversion price of $10.00.

In connection with the Restated Agreement, on October 12, 2022, we entered into an Exchange Agreement with Deerfield pursuant to which Deerfield exchanged $10.0 million of principal under the Original Note for 296,774 shares of our common stock and a pre-funded warrant to purchase 1,054,395 shares of our common stock, reducing the outstanding principal amount of the Original Note to $50.0 million.

We used the proceeds from the 2022 Note to repay in full the outstanding amounts under the Second Amended and Restated Credit and Security Agreement, and the Amended and Restated Credit and Security Agreement with MidCap Financial Trust and MidCap Funding IV Trust, respectively.

See Note 7 to the consolidated financial statements for further details.

Equity financing

On October 25, 2022, we issued and sold 1,778,500 shares of our common stock and pre-funded warrants to purchase up to 2,221,499 shares of our common stock and warrants to purchase 3,999,999 shares of our common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. The net proceeds to the Company were approximately $14.0 million, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

See Note 10 to the consolidated financial statements for further details.

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

(e)
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration and the convertible feature related to the convertible note are discussed in Note 4. The fair value of the Term loan is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of December 31, 2021, the carrying value of the Term loan was not materially different from the fair value and was deemed to approximate fair value. As of December 31, 2022 and 2021, the carrying value and fair value of the convertible note and 2022 Note were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Carrying value
Convertible Note	$40,423	$47,477
2022 Note	$15,396	$-

Fair value
Convertible Note	$33,794	$42,029
2022 Note	$16,495	$-

The convertible note and 2022 note is carried on the consolidated balance sheets at amortized cost. The fair value is estimated using a binomial lattice model as of the convertible note issuance date and adjusted for market movements thereafter. The market for trading of the convertible note and 2022 note is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.

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

The Company’s leases of office space, warehouses, distribution facilities and manufacturing facilities are treated as operating leases and often contain lease and non-lease components. The Company has elected to account for these lease and non-lease components separately. Non-lease components for these assets are primarily comprised of common-area maintenance, utilities, and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company and are recognized in operating expenses in the period in which the obligation for those payments was incurred. Lease cost for these operating leases is recognized on a straight-line basis over the lease term in operating expenses.

The Company’s leases of office equipment are accounted for as finance leases as they meet one or more of the five finance lease classification criteria. Lease cost for these finance leases is comprised of amortization of the ROU asset and interest expense which are recognized in operating expenses and other income (expense), net.

(i)
Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. We review goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate goodwill may be impaired.

We may initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount (“Step 0”). If determined that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed (“Step 1”). Under FASB Topic ASC 350 Intangibles—Goodwill and Other, entities have an unconditional option to bypass the qualitative assessment described in the preceding sentences for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. Following the sale of the miraDry business, management has determined that we have a single reporting unit, Plastic Surgery, formerly known as Breast Products. Historically, the fair value of our reporting unit was estimated using a combination of the income approach, using a discounted cash flow methodology, and a market approach; the determination of discounted cash flows was based on our strategic plans and market conditions. Upon the sale of miraDry, which resulted in the Company having a single reporting unit, we consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor, as necessary) to represent fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded in an amount equal to that excess, but not more than the carrying value of goodwill.

As of October 1, 2022, we opted to bypass the qualitative assessment under Step 0 and proceeded directly to performing a quantitative goodwill impairment test under Step 1. As a result of the quantitative assessment, we determined that the carrying value of the reporting unit did not exceed its fair value. For the years ended December 31, 2022, 2021, and 2020, the Company did not record any goodwill impairment charges.

Indefinite-lived intangible assets

The Company tests indefinite-lived intangible assets for impairment at least on an annual basis as of October 1 of each fiscal year and whenever circumstances suggest the intangible assets may be impaired. The Company makes a qualitative assessment of whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value is less than its carrying amount from the qualitative assessment, the Company performs a quantitative analysis to compare the fair value of the intangible asset to its carrying amount. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life. For the years ended December 31, 2022, 2021, and 2020, the Company did not record any indefinite-lived intangible assets impairment charges.

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

(j)
Impairment of Tangible Long‑Lived Assets

The Company’s management routinely considers whether indicators of impairment of long‑lived assets are present. If such indicators are present, management determines whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. If less, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company will recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset will then become the asset’s new carrying value. There have been no impairments recorded for tangible long-lived assets during the years ended December 31, 2022, 2021, and 2020.

(k)
Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants and convertible notes, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The assumptions used in these fair value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(l)
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

(m)
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

(n)
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

The Company introduced Platinum20 in May 2018 on all OPUS breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Additionally, Platinum20 Program applies to all Sientra Silicone Gel Breast Implants that are implanted in Canada on or after March 23, 2022. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale (as discussed in Note 1(s)). The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of December 31, 2022 were as follows (in thousands):

Year Ended December 31,
2022
Balance as of December 31, 2021	$3,237
Additions and adjustments	1,080
Revenue recognized	(809)
Balance as of December 31, 2022	$3,508
Less short-term portion	(862)
Long-term portion	$2,646

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

Sales Return Liability

With the exception of the Company’s BIOCORNEUM scar management products, inventory held on consignment, and products sold to international customers, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. A sales return liability is established based on estimated returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends. The estimated sales returns are recorded as a reduction of revenue and as a sales return liability in the same period revenue is recognized. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. The following table provides a rollforward of the sales return liability (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$13,399	$9,192
Addition to reserve for sales activity	182,223	158,245
Actual returns	(177,933)	(152,773)
Change in estimate of sales returns	(1,916)	(1,265)
Ending balance	$15,773	$13,399

Practical Expedients and Policy Election

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not adjust accounts receivable for the effects of any significant financing components as customer payment terms are shorter than one year.

The Company has elected to account for shipping and handling activities performed after a customer obtains control of the products as activities to fulfill the promise to transfer the products to the customer. Shipping and handling activities are largely provided to customers free of charge. The associated costs were $5.3 million, $5.5 million and $2.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. These costs are viewed as part of the Company’s marketing programs and are recorded as a component of sales and marketing expense in the consolidated statement of operations as an accounting policy election.

(o)
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

(p)
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

(q)
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

(r)
Research and Development Expenditures

Research and development costs are charged to operating expenses as incurred. Research and development, or R&D, primarily consist of clinical expenses, regulatory expenses, product development, consulting services, outside research activities, quality control and other costs associated with the development of the Company’s products and compliance with Good Clinical Practices, or GCP, requirements. R&D expenses also include related personnel and consultant compensation expense, amortization of licensed manufacturing know-how, and stock-based compensation expense.

(s)
Stock‑Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires the recognition of compensation expense, using a fair‑value based method, for costs related to all employee share‑based payments, including stock options, restricted stock units, and the employee stock purchase plan. In the absence of an observable market price for an award, ASC 718 requires companies to estimate the fair value of share‑based payment awards on the date of grant using an option‑pricing model. The fair value of restricted stock unit awards at the date of grant is equal to the market price of our common stock on the grant date. We estimate the fair value of our stock options to employees and directors using the Black‑Scholes option pricing model. The grant date fair value of a stock‑based award is recognized as an expense over the requisite service period of the award on a straight‑line basis. In addition, we use the Monte-Carlo simulation option-pricing model to determine the fair value of market-based awards, if any. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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
•
Expected volatility—The Company estimated its expected stock volatility based on company-specific historical and implied volatility information of its stock.
•
Expected term—The expected term represents the period that our stock‑based awards are expected to be outstanding. The Company utilizes the simplified method to estimate the expected term.

(t)
Product Warranties

The Company offers a product replacement and limited warranty program for the Company’s silicone gel breast implants to the U.S and Canadian customers. For silicone gel breast implant surgeries occurring prior to May 1, 2018, the Company provides lifetime replacement implants and up to $3,600 in financial assistance for revision surgeries, for covered rupture events that occur within ten years of the surgery date. The Company introduced its Platinum20 Limited Warranty Program in May 2018, covering OPUS silicone gel breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. The Company considers the program to have an assurance warranty component and a service warranty component. The service warranty component is discussed in Note 1(m) above. The assurance component is related to the lifetime no-charge contralateral replacement implants and up to $5,000 in financial assistance for revision surgeries, for covered rupture events that occur within twenty years of the surgery date. The warranty reserve represents our estimated future costs to replace ruptured implants during the warranty period for implants sold. Our estimated future costs to replace ruptured implants includes assumptions of the anticipated warranty costs per implant and the estimated rupture rate.

The following table provides a rollforward of the warranty reserve (in thousands):

	Year Ended December 31,
	2022	2021
Balance as of January 1	$2,505	$1,934
Warranty costs incurred during the period	(642)	(399)
Changes in accrual related to warranties issued during the period	2,157	933
Changes in accrual related to pre-existing warranties	4,808	37
Balance as of December 31	$8,828	$2,505
Less short term portion	$(642)	-
Long-term portion	$8,186	$2,505

As of December 31, 2022, and 2021, the liability for the long-term balance is included in “Warranty reserve”, and the short-term portion is included in “Accrued and other current liabilities”.

Net Loss Per Share

	December 31,
	2022	2021	2020
(Loss) from continuing operations	$(73,307)	$(62,519)	$(67,112)
Income (loss) from discontinued operations, net of income taxes	-	37	(22,835)
Net (loss)	$(73,307)	$(62,482)	$(89,947)
Expenses attributable to the convertible note
Losses attributable to common shares
Weighted average common shares outstanding, basic and diluted	7,175,687	5,705,711	5,023,318
Basic and diluted net loss per share
Continuing operations	$(10.22)	$(10.96)	$(13.36)
Discontinued operations	-	0.01	(4.55)
Basic and diluted net loss per share	$(10.22)	$(10.95)	$(17.91)

The Company excluded the following potentially dilutive securities, outstanding as of December 31, 2022, 2021 and 2020 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2022	2021	2020
Stock issuable upon conversion of warrants	3,999,999	—	—
Stock issuable upon conversion of convertible note	4,118,182	1,463,415	1,199,187
Stock options to purchase common stock	88,104	161,689	100,860
Unvested RSUs	392,436	178,960	113,545
	8,598,721	1,804,064	1,413,592

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the year ended December 31, 2022 to eliminate any interest expense or gain/loss for the derivative liability related to the note in the computation of diluted loss per share, as the effects would be anti-dilutive.

(u)
Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment eliminates certain accounting models and simplifies the accounting for convertible instruments and enhances disclosures for convertible instruments and earnings per share. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years and early adoption is permitted. The Company adopted this guidance effective January 1, 2023 under the modified retrospective adoption approach and there was no material impact on its consolidated financial statements from the adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. The amendment also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption was permitted. The Company adopted the applicable amendments within ASU 2019-12 in the first quarter of 2021 and there was no material impact on its consolidated financial statements from the adoption.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional expedients and exceptions for contract modifications that replace a reference rate affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022, and entities may elect to apply the ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact the election of the optional expedient will have on the consolidated financial statements.

(v)
Risks and Uncertainties

The COVID-19 pandemic and its related macroeconomic effects significantly impacted our business and results of operations in fiscal years 2020, 2021 and 2022. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions, such as social distancing, vaccination requirements, “shelter in place” orders and business closures, due to the economic and logistical impacts these measures have on consumer demand as well as the practitioners’ ability to administer such procedures. Hospitals across the U.S. have experienced periodic shortages of staff and postponement of certain non-emergency procedures due to the impact of COVID-19. The inability or limited ability to perform such non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and continued to harm our revenues during the year ended December 31, 2022. During the first quarter of 2022, the Omicron variant had a pronounced impact on hospital capacity, resources, and procedure volumes, especially in the United States.

While many states have lifted certain restrictions on non-emergency procedures, the pandemic continues to evolve and its impact on our business will depend on the spread of any variants, vaccination rates, and our ability to perform non-emergency procedures involving the Company’s products. We continue to monitor and assess new information related to the COVID-19 pandemic, the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

In addition to the impacts described above, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the pandemic. While the full impact and duration of COVID-19 is unknown at this time, we have made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained

(w)
Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation, including those related to the reverse stock split, right of use assets, and lease liabilities.

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

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty-four months. Following the initial period, the Buyer exercised an additional period of six months, and an extension of twelve months thereafter. The sublease expired in March 2023. During year ended December 31, 2022, the Company recognized $1.1 million of sublease income in general and administrative expenses in the consolidated statements of operations.

The Sale met the discontinued operations criteria given that the business is a component and represented a strategic shift. The following table presents the aggregate carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

December 31,
2021
Assets of discontinued operations:
Accounts receivable, net	$—
Inventories, net	—
Prepaid expenses and other current assets	$4
Current assets of discontinued operations	4
Property and equipment, net	—
Total assets of discontinued operations	$4
Liabilities of discontinued operations:
Accounts payable	$6
Accrued and other current liabilities	494
Total liabilities of discontinued operations	$500

The results of operations for the miraDry business were included in income (loss) from discontinued operations on the accompanying consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Year Ended
	December 31,
	2021	2020
Net sales	$9,347	$16,244
Cost of goods sold	4,805	8,703
Gross profit	4,542	7,541
Operating expenses	1,940	30,440
Income from operations of discontinued operations	2,602	(22,899)
Other income (expense), net	(77)	64
Income from discontinued operations before income taxes	2,525	(22,835)
Loss on sale of discontinued operations before income taxes	(2,488)	—
Total income from discontinued operations before income taxes	37	(22,835)
Income tax expense (benefit)	—	—
Income from discontinued operations, net of income taxes	$37	$(22,835)

The results of the miraDry business, including the results of operations, cashflows, and related assets and liabilities are reported as discontinued operations for all periods presented herein.

(3) Acquisitions

Acquisition of certain assets from AuraGen Aesthetics, LLC

On December 31, 2021, the Company entered into an Asset Purchase Agreement with AuraGen Aesthetics LLC (“AuraGen”) pursuant to which the Company purchased substantially all of the assets of AuraGen relating to its fat transfer technology, including the AuraGen 1-2-3 with AuraClens system. The total consideration paid by the Company to AuraGen (the “Closing Consideration”) consists of (i) $1,000,000 in cash at the closing, (ii) deferred consideration of $3,000,000 due in cash on the first annual anniversary of the Asset Purchase Agreement, and (iii) an aggregate total of 3,930,655 shares of the Company's common stock issued at closing. As of December 31, 2021, the Company recognized a liability of $2.4 million for the deferred consideration, which represents the fair value of the cash to be paid on the first anniversary of the acquisition date based on time to settlement of one year discounted at 20%.

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

The acquisition did not meet the definition of a business combination and was accounted for as an asset acquisition. The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Fair Value as of December 31, 2021
Cash payment made on closing date	$1,000
Direct transaction costs	213
Equity issued on closing date	14,426
Fair value of deferred cash consideration	2,400
Fair value of contingent consideration	2,615
Total purchase consideration	$20,654

The allocation of the total purchase price is as follows (in thousands):

December 31,
2021
Inventories	$54
Developed technology	20,600
Net assets acquired	$20,654

The intangible asset acquired, estimated useful life and amortization method is as follows (in thousands):

		Estimated useful	Amortization
	Amount	life	method
Developed technology	$20,600	8 years	Straight line

(4) Balance Sheet Components

Inventories, net consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$2,765	$2,109
Work in progress	4,245	4,796
Finished goods	31,438	41,982
Finished goods - right of return	4,244	4,027
	$42,692	$52,914

At December 31, 2022 and 2021, approximately $9.9 million and $8.0 million, respectively, of inventory was held on consignment at doctors’ offices, clinics, and hospitals. The value and quantity at any one location is not significant.

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Leasehold improvements	$6,264	$2,734
Manufacturing equipment and tooling	11,259	9,922
Computer equipment	1,690	1,672
Software	6,393	6,379
Furniture and fixtures	1,205	1,542
	26,811	22,249
Less accumulated depreciation	(11,870)	(8,251)
	$14,941	$13,998

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $3.6 million, $3.1 million and $2.0 million, respectively. There have been no impairments recorded during the years ended December 31, 2022, 2021 and 2020.

Accrued and other current liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Payroll and related expenses	$4,962	$5,188
Accrued severance	1,232	248
Accrued commissions	3,017	4,329
Accrued manufacturing	—	121
Deferred and contingent consideration, current portion	3,030	2,431
Audit, consulting and legal fees	—	185
Accrued sales and marketing expenses	—	159
Lease liabilities	1,823	1,666
Other	8,535	6,971
	$22,599	$21,298

Liabilities measured at fair value

Contingent consideration

The contingent consideration balance consists of milestone payments related to the acquisition of AuraGen and future royalty payments related to the acquisition of BIOCORNEUM.

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to AuraGen is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat transfer products. The significant assumptions utilized in the fair value measurement was risk-free rate, probable retention rate based on historical data and the Company's equity volatility of 114%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

The contingent consideration related to the acquisition of BIOCORNEUM consists of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the discount rate, which was 19.0%.

As these inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3.

Derivative liability

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. Refer to Note 7 to the consolidated financial statements for further details on the Convertible Notes. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a binomial lattice model to calculate the fair value of the embedded derivatives. Significant observable and unobservable inputs include, conversion price, stock price, dividend rate, expected volatility, risk-free rate, and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g. a change in control). The binomial lattice model is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The embedded derivative met the criteria for liability classification and has been classified as a Derivative Liability on the consolidated balance sheet.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for embedded derivative	$—	$—	$880	$880
Liability for contingent consideration	$—	$—	$2,815	$2,815
	$—	$—	$3,695	$3,695

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$3,114	$3,114
	$—	$—	$3,114	$3,114

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent consideration liability
Balance, December 31, 2021	$3,114
Change in fair value	(299)
Balance, December 31, 2022	$2,815

Embedded derivative liability
Balance, December 31, 2021	$—
Embedded derivative at fair value	9,660
Change in fair value	(8,780)
Balance, December 31, 2022	$880

The liability for the current portion of contingent consideration is included in “Accrued and other current liabilities” and the long-term portion is included in “deferred and contingent consideration” in the consolidated balance sheets.

The liability for the embedded derivative is recorded as “Derivative liability” in the consolidated balance sheet.

The Company recognizes changes in the fair value of the derivative liability as “Change in fair value of derivative liability” in the consolidated statement of operations and changes in the contingent consideration are recognized in “General and administrative” expense in the consolidated statement of operations.

(5) Goodwill and Other Intangible Assets, net

(a)
Goodwill

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

In the current year, the Company performed a quantitative analysis for goodwill on the annual impairment testing date of October 1, 2022. The Company determined the fair value of the reporting unit was more likely than not greater than its carrying value and did not record any goodwill impairment charges.

The carrying amount of goodwill is $9.2 million for the years ended December 31, 2022 and 2021.

(b)
Other Intangible Assets

The components of the Company’s other intangible assets consist of the following definite-lived and indefinite-lived assets (in thousands):

	Average
	Amortization	December 31, 2022
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,493)	$447
Trade names - finite life	12	800	(456)	344
Manufacturing know-how	19	8,240	(2,479)	5,761
Developed technology	8	21,163	(2,489)	18,674
Total definite-lived intangible assets		$35,143	$(9,917)	$25,226
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,593	$(9,917)	$25,676

	Average
	Amortization	December 31, 2021
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,224)	$716
Trade names - finite life	12	800	(389)	411
Manufacturing know-how	19	8,240	(1,652)	6,588
Developed technology	8	20,600	—	20,600
Total definite-lived intangible assets		$34,580	$(6,265)	$28,315
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,030	$(6,265)	$28,765

Amortization expense for the year ended December 31, 2022, 2021 and 2020 was $3.7 million, $1.2 million and $1.3 million, respectively. Amortization expense is recorded in general and administrative expense in the consolidated statement of operations, with the exception of developed technology and manufacturing know-how, which is recorded in research and development and cost of goods sold, respectively. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of December 31, 2022 (in thousands):

Amortization
Period	Expense
2023	$3,760
2024	3,615
2025	3,472
2026	3,299
2027	3,218
Thereafter	7,862
$25,226

(6) Leases

Components of lease expense were as follows:

		Year Ended December 31,
Lease Cost	Classification	2022	2021	2020
Operating lease cost	Operating expenses	$1,703	$1,644	$1,698
Operating lease cost	Inventory	426	276	488
Sublease income	Operating expenses	(1,113)	(520)	—
Total operating lease cost		$1,016	$1,400	$2,186
Finance lease cost
Amortization of right-of-use assets	Operating expenses	$—	$35	41
Amortization of right-of-use assets	Inventory	44	19	36
Interest on lease liabilities	Other income (expense), net	4	8	10
Total finance lease cost		$48	$62	$87
Variable lease cost	Inventory	—	—	—
Total lease cost		$1,064	$1,462	$2,273

Short-term lease expense for the years ended December 31, 2022, 2021, and 2020 were immaterial.

Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,675	$1,716
Operating cash outflows from finance leases	53	69
Finance cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net of tenant improvement allowances of $1.1 million	$1,737	$965
Finance leases	267	—

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	December 31,	December 31,
	2022	2021
Reported as:
Right of use assets, net
Operating lease right-of-use assets	$6,710	$6,488
Finance lease right-of-use assets	294	77
Total right-of use assets	$7,004	$6,565
Accrued and other current liabilities
Operating lease liabilities	$1,796	$1,595
Finance lease liabilities	27	71
Lease liabilities
Operating lease liabilities	5,517	5,576
Finance lease liabilities	1	28
Total lease liabilities	$7,341	$7,270
Weighted average remaining lease term (years)
Operating leases	5	4
Finance leases	1	2
Weighted average discount rate
Operating leases	9.11%	8.16%
Finance leases	6.90%	6.90%

As of December 31, 2022, maturities of the Company’s operating and finance lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases	Total	Sublease income
2023	$2,465	$28	$2,493	$(402)
2024	2,153	1	2,154	(231)
2025	1,244	—	1,244	(39)
2026	1,209	—	1,209	—
2027	1,061	—	1,061	—
2028 and thereafter	1,055	—	1,055	—
Total lease payments (receipts)	$9,187	$29	$9,216	$(672)
Less imputed interest	1,874	1	1,875
Total lease liabilities	$7,313	$28	$7,341

(7) Debt

As of December 31, 2022, the carrying value of our long-term debt is as follows:

	December 31,	December 31,
	2022	2021
Convertible Note	$50,000	$60,000
2022 Note	23,449	—
Term Loan	—	16,000
Revolving Loan	—	2,237
Total carrying amount	$73,449	$78,237
Unamortized debt discount and issuance costs	(18,043)	(13,565)
Total - carrying amount, net	$55,406	$64,672

*2022 Note includes exit fees of $0.45 million – included in principal and unamortized debt discount and issuance costs

Convertible and 2022 Note

On October 12, 2022, the Company, entered into the “Restated Agreement” by and among the Company as borrower, certain of the Company’s subsidiaries from time-to-time party thereto as guarantors and Deerfield. The Restated Agreement amends and restates the Existing Agreement. In connection with the Restated Agreement, on October 12,2022, the Company and Deerfield entered into an Exchange Agreement pursuant to which Deerfield exchanged $10.0 million of principal under the Original Note for securities of the Company, reducing the outstanding principal amount of the Original Note to $50.0 million. Refer to Note 10 for further details regarding the Exchange Agreement. As a result of the exchange agreement and partial repayment of $10.0 million in principal balance, approximately $1.6 million of unamortized discounts were derecognized, which were recognized in loss on extinguishment of debt in the consolidated statements of operations.

Pursuant to the Restated Agreement, the maturity date of the Original Note was extended until March 11, 2026, and the initial conversion price was reduced to $27.50. On the date of the Restated Agreement and pursuant to the terms thereof, the Company issued and sold an additional senior secured convertible note in a principal amount of $23.0 million (the “2022 Note” and, together with the Original Note, the “Convertible Notes”). The 2022 Note matures on the fifth anniversary of the issuance date and is convertible into shares of the Company’s common stock, at an initial conversion price of $10.00. The 2022 Note bears interest at Term SOFR plus 5.75% per annum, payable quarterly on the last business day of each calendar quarter commencing with the calendar quarter ending December 31, 2022. The Convertible Notes are convertible at any time at the option of Deerfield, provided that Deerfield is prohibited from converting the Convertible Notes into shares of Common Stock if, upon such conversion, the Holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of Common Stock then issued and outstanding.

Pursuant to the Convertible Notes, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon and any other amounts payable under the Restated Agreement (including the Exit Fee (in the case of the 2022 Note) and any make whole amounts), in connection with a Major Transaction (as defined in the Convertible Notes), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Notes) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Notes). The Convertible Notes are subject to specified events of default, the occurrence of which would entitle Deerfield to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Note. Such events of default include, among others, failure to make any payment under the Convertible Note when due, failure to observe or perform any covenant under the Restated Agreement or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Convertible Note.

On the payment, repayment, dischargement, redemption or prepayment of the 2022 Note or upon a Successor Major Transaction Conversion (as defined in the 2022 Note), the Company will pay a non-refundable exit fee equal to 1.95% of the 2022 Note so paid, repaid, discharged, redeemed or prepaid, as the case may be.

The Company used the proceeds from the new 2022 Note to repay in full the outstanding amounts under its Second Amended and Restated Credit and Security Agreement (Term Loan), dated December 31, 2021, by and among the Company, certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Financial Trust, as administrative agent and collateral agent (as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, the “MidCap Term Credit Agreement”) and repay in full the outstanding amounts, and terminate the outstanding commitments, under that certain Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of July 1, 2019, by and among the Company, certain of its wholly owned subsidiaries, the lenders party thereto and MidCap Funding IV Trust, as administrative and collateral agent (as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, the “MidCap Revolving Credit Agreement”).

The Restated Agreement also provides for the issuance of warrants to purchase Common Stock (the “Warrants”) to the extent that the obligations under Restated Agreement and the Convertible Notes are prepaid. If issued, the Warrants will be exercisable on a cash or cashless (net exercise) basis with an initial exercise price equal to the conversion price of the Original Note and 2022 Note, respectively, for the number of Conversion Shares (as defined in the Convertible Notes) which the repaid amount would have been convertible into and will be subject to the Beneficial Ownership Cap, as well as certain other customary anti-dilution adjustments upon the occurrence of certain events such as stock splits, subdivisions, reclassifications or combinations of Common Stock consistent with those included in the Convertible Notes. The Warrants will also provide, at the election of each holder thereof, for the payment of the exercise price therefor by reduction of the principal amount of any outstanding Convertible Notes held by such holder. Upon the consummation of a “Major Transaction” (as defined in the Warrants and consistent with the term as used in the Convertible Notes), holders of the Warrants may elect to (i) have their Warrants redeemed by the Company for an amount equal to the Black-Scholes value of such Warrant, in cash or, if applicable, in the form of the consideration paid to the Company’s stockholders in a Major Transaction, or (ii) have such Warrants be assumed by the successor to the Company in a Major Transaction, if applicable. Holders of the Warrants are also entitled to participate in any dividends or distributions to holders of Common Stock at the time such dividends or distributions are paid to such stockholders.

The Company may redeem all or any portion of the principal amount of the Convertible Notes for cash. Upon redemption of any Convertible Notes, the Company will issue Warrants covering the same number of shares of Common Stock underlying, and at an exercise price equal to the conversion price of, the redeemed Convertible Notes. The Convertible Notes provide for the optional redemption of the Convertible Notes without issuance of any Warrants or payment of any additional make whole amount (unless such Convertible Note is converted following receipt of an optional redemption notice but prior to payment of the redemption amount) provided that each of the following is greater than 130% of the conversion price then in effect.(1) the volume weighted average price of the Common Stock on each of any twenty (20) trading days during the period of thirty (30) consecutive trading days ending on the date on which the Company delivers an optional redemption notice, (2) the volume weighted average price of the Common Stock on the last trading day of such period and (3) the closing price of the Common Stock on the last trading day of such period. The Company may not effect any optional redemption during a delisting event or unless all conversion shares and warrant shares are freely tradable.

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

As of December 31, 2022, the unamortized debt discount and issuance costs were $18.0 million and were included in "Long-term debt" on the consolidated balance sheets. The Company will amortize the debt discount and debt issuance costs to interest expense under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the years ended December 31, 2022 and 2021, the amortization of the convertible debt discount and issuance costs were $3.2 million and $3.0 million, respectively, and were included in interest expense in the consolidated statements of operations.

Term Loan and Revolving Loan

As noted above, the Company used the proceeds from the 2022 Note to repay in full the outstanding amounts under its Term Loan and Revolving loan. As a result, the Company recorded a loss on extinguishment $2.4 million in the consolidated statements of operations for the year ended December 31, 2022.

Term Loan

On July 25, 2017, the Company entered into a Term Loan Credit and Security Agreement and a Revolving Loan Credit and Security Agreement with MidCap, which replaced the Company’s prior Silicon Valley Bank Loan Agreement. Both agreements were amended and restated on July 1, 2019 and further amended on November 7, 2019 (as so amended, the “Restated Term Loan Agreement” and the “Restated Revolving Credit Agreement” and, together, the “Credit Agreements”).

The Restated Term Loan Agreement provided for the following tranches: (i) a $35 million term loan facility drawn at signing, (ii) a $5 million term loan facility drawn at signing, (iii) at any time after September 30, 2020 to December 31, 2020, a $10.0 million term loan facility (subject to the satisfaction of certain conditions, including evidence that the Company’s net revenue for the past 12 months was greater than or equal to $100.0 million), and (iv) until December 31, 2020 and upon the consent of the agent and the lenders following a request from the Company, an additional $15.0 million term loan facility. The loan would have matured on July 1, 2024 and carried an interest rate of LIBOR plus 7.50%. Under this amendment. the Company would have made monthly payments of accrued interest from the funding date until July 31, 2021, to be followed by monthly installments of principal and interest through the maturity date. The Company could have prepaid some or all of the principal prior to its maturity date provided the Company paid MidCap a prepayment fee. The loan provided that the Company would pay an exit fee equal to 5.0% of the aggregate amount of all term loans funded to the Company.

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

Revolving Loan

The Restated Revolving Credit Agreement, noted above provided for, among other things, a revolving loan of up to $10.0 million. The amount of loans available to be drawn under the Revolving Credit Agreement is based on a borrowing base equal to 85% of the net collectible value of eligible accounts receivable plus 40% of eligible finished goods inventory, or the Borrowing Base, provided that availability from eligible finished goods inventory does not exceed 20% of the Borrowing Base. The revolving loan carries an interest rate of LIBOR plus 4.50%. The Company may make (subject to the applicable borrowing base at the time) and repay borrowings from time to time until the maturity of the facility on July 1, 2024.

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

Future Principal Payments of Debt

The future schedule of principal and exit fee payments for all outstanding debt as of December 31, 2022 was as follows (in thousands):

Fiscal Year
2023	—
2024	—
2025	—
2026 and thereafter	73,449
Total	$73,449

(8) Income Taxes

The provision for income tax consists of the following:

	Year Ended December 31,
	2022	2021	2020
Federal	$12	$11	$12
State	15	10	10
Foreign	—	—	11
Total income tax (benefit) expense	$27	$21	$33

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 21% in 2022, 2021, and 2020 respectively, to income before income taxes as follows: (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	$(15,478)	$(13,124)	$(18,882)
State, net of federal benefit	(3,160)	(770)	(2,372)
PPP loan forgiveness	—	(1,397)	—
Permanent items	566	606	2,282
Benefit state rate change	(309)	(184)	20
Other	(70)	8,499	2,984
Change in valuation allowance	18,478	6,391	16,001
	$27	$21	$33

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Net operating loss carryforwards	$131,723	$122,570
Research and development credits	2,121	2,121
Sec 174 Research Costs Capitalization	3,195	—
Lease liabilities	1,859	1,798
Derivative liability	223	—
Accruals and reserves	22,189	14,961
Intangibles	1,817	1,732
	163,127	143,182
Less valuation allowance	(156,178)	(137,700)
Total deferred tax assets	$6,949	$5,482

Depreciation	$(634)	$(717)
Convertible debt discount	(4,117)	(2,800)
Right-of-use assets	(1,774)	(1,624)
Intangibles - deferred tax liability	(544)	(434)
Total deferred tax liabilities	(7,069)	(5,575)
Net tax liability	$(120)	$(93)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Generally, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on all the relevant factors, a valuation allowance of $156.2 million has been established against deferred tax assets as of December 31, 2022 as management determined that it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

As of December 31, 2022, the Company had net operating loss carryforwards of approximately $518.9 million and $358.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Federal net operating loss carryforwards of $9.8 million begins expiring in 2027, and state net operating loss carryforwards of $8.3 million began expiring in 2017. It is possible that the Company will not generate taxable income in time to use these NOLs before their expiration. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change ”, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if there is a cumulative change in a loss corporation’s ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period.

As of December 31, 2022, the Company had research and development credit carryforwards of approximately $30,000 and $2.7 million available to reduce future taxable income, income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2029 and the state credits carryforward indefinitely.

At December 31, 2022, the Company had unrecognized tax benefits of approximately $0.6 million associated with the research and development credits. The Company does not anticipate that total unrecognized net tax benefits will significantly change over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Ending balance at December 31, 2020	$619
Additions based on tax positions taken in the current year	—
Ending balance at December 31, 2021	619
Additions based on tax positions taken in the current year	—
Ending balance at December 31, 2022	$619

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other (income) expense and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2022.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations. In general, the Company’s federal tax returns for 2019 to 2021 and state tax returns for 2018 to 2021 remain open for examination by the federal and state tax authorities, including net operating loss carryforwards to those years.

(9) Employee Benefit Plans

In September 2016, the Company adopted a Section 401(k) Retirement Savings Plan for the benefit of eligible employees. All employees become eligible to participate in the plan the first of the month following their hire date and may contribute their pretax or after–tax salary, up to the Internal Revenue Service annual contribution limit. The Company makes contributions to the 401(k) plan under a safe harbor provision, whereby the Company contributes 3% of each participating employee’s annual compensation. The Company contributions vest immediately. The Company contributed and included in operating expense $0.8 million, $0.6 million, and $0.5 million for each of the years ended December 31, 2022, 2021, and 2020, respectively.

(10) Stockholders’ Equity

(a)
Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of December 31, 2022, the Company had no preferred stock issued or outstanding.

(b)
Issuance of Common Stock

2022 Follow-on Public Offering

In October 2022, the Company completed a follow-on public offering of 1,778,500 shares of common stock and pre-funded warrants to purchase up to 2,221,499 shares of common stock and warrants to purchase 3,999,999 shares of common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. Net proceeds were approximately $14.1 million, after deducting underwriting discounts, debt issuance cost, commissions and estimated expenses payable by the Company. As of December 31, 2022, there were 4,657,799 warrants outstanding related to the follow-on public offering.

Exchange Agreement with Deerfield

In October 2022, the Company entered into an Exchange Agreement with Deerfield, in connection with the Restated Agreement, pursuant to which Deerfield exchanged $10.0 million of principal under the Original Note for 296,774 shares of our common stock and a pre-funded warrant to purchase 1,054,395 shares of our common stock (the "Exchange Warrants"), reducing the outstanding principal amount of the Original Note to $50.0 million. The Exchange Warrants are immediately exercisable, have an exercise price of $0.001 per share, and may be exercised on a cash or cashless basis at any time until all of the Exchange Warrants are exercised in full. Under the terms of the Exchange Warrants, a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended) would exceed 4.985% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. As a result of the exchange agreement and partial repayment of $10.0 million in principal balance, approximately $1.6 million of unamortized discounts were derecognized, which were recognized in loss on extinguishment of debt in the consolidated statements of operations.

The Exchange Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.

As of December 31, 2022, there were 303,804 warrants outstanding related to Exchange Agreement.

2021 Follow-On Public Offering

In February 2021, the Company completed a follow-on public offering of 5,410,628 shares of common stock at $6.75 per share, as well as 811,594 additional shares of common stock pursuant to the full exercise of the over-allotment option granted to the underwriters. Net proceeds were approximately $39.2 million after deducting underwriting discounts and commissions of approximately $2.5 million and offering expenses of approximately $0.3 million.

(c)
Stock Option Plan

In April 2007, the Company adopted the 2007 Equity Incentive Plan, or 2007 Plan. The 2007 Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2007 Plan may either be incentive stock options or nonstatutory stock options. Incentive stock options, or ISOs, may be granted only to Company employees. Nonstatutory stock options, or NSOs, may be granted to all eligible recipients. A total of 169,045 shares of the Company’s common stock were reserved for issuance under the 2007 Plan.

As of December 31, 2022, pursuant to the 2007 Plan, there were 10,090 options outstanding and no shares of common stock available for future grants.

The Company’s board of directors adopted the 2014 Equity Incentive Plan, or 2014 Plan, in July 2014, and the stockholders approved the 2014 Plan in October 2014. The 2014 Plan became effective upon completion of the IPO on November 3, 2014, at which time the Company ceased granting awards under the 2007 Plan. Under the 2014 Plan, the Company may issue ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and their affiliates. ISOs may be granted only to employees. A total of 102,750 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases.

As of December 31, 2022, pursuant to the 2014 Plan, there were 1,120,463 shares of common stock reserved and 278,278 shares of common stock available for future grants.

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company. As of December 31, 2022, inducement grants for 442,471 shares of common stock have been awarded, and no shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balances at December 31, 2020	195,950	$47.90	5.92
Exercised	(7,273)	39.90
Forfeited	(18,281)	54.90
Balances at December 31, 2021	170,396	$47.50	5.41
Granted	15,000	18.30
Forfeited	(95,718)	47.35
Balances at December 31, 2022	89,678	$42.78	7.11
Vested and expected to vest at December 31, 2022	89,678
Vested and exercisable at December 31, 2022	45,893		13.90

The weighted average grant date fair value of stock options granted to employees and directors during the year ended December 31, 2022 was $18.3 per share. There were no stock options granted during the year ended December 31, 2021. Stock-based compensation expense for stock options for the years ended December 31, 2022, 2021 and 2020 was $0.6 million, $0.5 million and $0.1 million, respectively. Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder, or Disqualifying Dispositions, provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. As of December 31, 2022 there was $1.2 million of unrecognized compensation cost related to stock options granted under the plans. The expense is recorded within the operating expense components in the consolidated statement of operations based on the employees receiving the awards.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $83,460, $208,000, and $14,000 during the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents the weighted‑average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
Stock Options	2022	2021	2020
Expected term (in years)	6.50	—	6.50
Expected volatility	68.00%	—	82.65%
Risk-free interest rate	2.22%	—	0.27%
Dividend yield	—	—	—

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

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2020	309,379	$69.70
Granted	163,697	70.60
Vested	(145,289)	64.20
Forfeited	(47,831)	23.10
Balances at December 31, 2021	279,956	$81.10
Granted	550,229	16.49
Vested	(88,035)	6.09
Forfeited	(33,344)	4.67
Balances at December 31, 2022	708,806	$43.86

The weighted average grant date fair value of RSUs granted to employees and directors during the years ended December 31, 2022, 2021 and 2020 was $16.49, $70.60, and $47.73 per share, respectively. Stock-based compensation expense for RSUs for the years ended December 31, 2022, 2021 and 2020 was $6.8 million, $9.3 million and $7.5 million, respectively. As of December 31, 2022, there was $8.7 million total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.79 years.

(e)
Employee Stock Purchase Plan

The Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, in July 2014, and the stockholders approved the ESPP in October 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides offering periods not to exceed 27 months, and each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date, except that the first offering period commenced on the first trading day following the effective date of the Company’s registration statement. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date. A total of 25,550 shares of common stock were initially reserved for issuance under the ESPP. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the lesser of i) 1% of the total outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; ii) 300,000 shares of common stock, or iii) such lesser amount as determined by the board of directors.

As of December 31, 2022, the number of shares of common stock reserved for issuance under the ESPP was 287,435. During the year ended December 31, 2022, employees purchased 34,271 shares under the ESPP at a weighted average exercise price of $13.82 per share. During the year ended December 31, 2021, employees purchased 19,907 shares under the ESPP at a weighted average exercise price of $33.85 per share. As of December 31, 2022, the number of shares of common stock available for future issuance under the ESPP was 153,260. Stock-based compensation related to the ESPP for the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $0.6 million, and $0.6 million, respectively.

(f)
Significant modifications

There were no material modifications of equity awards during the years ended December 31, 2022, 2021, and 2020.

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

(b)
Geographic Information

Net sales are attributed to geographic areas based on where the Company’s products are shipped. The following table presents the net sales by geographical region for the periods presented (in thousands):

	December 31,
	2022	2021	2020
United States	$88,104	$79,037	$53,284
International	2,445	1,646	1,713
Total net sales	$90,549	$80,683	$54,997

(12) Commitments and Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Product Liability Litigation

On October 7, 2019, a lawsuit was filed in the Superior Court of the State of California against the Company and Silimed Industria de Implantes Ltda. (the Company’s former contract manufacturer). The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for strict liability (failure to warn), strict liability (defective manufacture), negligence and loss of consortium. On January 21, 2020, the Company filed a demurrer to the plaintiff’s complaint, which demurrer the Court granted in a tentative ruling dated March 9, 2021 with leave to replead. The Plaintiffs filed an amended complaint on April 6, 2021 and the Company filed a demurrer to that complaint on May 6, 2021. On October 25, 2021, the Court issued a ruling granting the Company’s demurrer in-part and denying it in-part, and gave plaintiffs twenty days to file an amendment complaint. On August 3, 2022, the Company entered into confidential settlement agreements with the plaintiffs resolving all disputes between them and dismissing the plaintiffs’ claims with prejudice. The Court granted the dismissal with prejudice on August 4, 2022.

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. The Company filed a motion to dismiss the complaint on December 7, 2020. On February 28, 2022 the Court granted the Company’s motion, and dismissed the plaintiff’s complaint with prejudice. On March 28, 2022, the plaintiffs filed a motion to alter or amend the judgment. The Company opposed that motion on April 11, 2022. On March 31, 2023 the Court denied plaintiffs motion.

Grand Jury and SEC Subpoenas

The Company received a grand jury subpoena dated September 30, 2022 from the U.S. Department of Justice (“DOJ”) requesting the production of materials concerning the trading activities of a former Chief Executive Officer of the Company in 2019 and 2020, including all documents and communications with the General Counsel regarding such activities. In addition, the SEC has subpoenaed documents and testimony from each of the Company and its General Counsel. Each of the SEC subpoenas is captioned “In the Matter of Trading in the Securities of Sientra, Inc.” The SEC subpoenas request, among other things, documents and communications relating to trading activities by each of the aforementioned individuals. The investigation by the SEC does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. In April 2023, the DOJ informed the Company that the DOJ did not intend to pursue prosecutions relating to the subpoena and was closing its file with respect to the Company. The Company continues to cooperate with the SEC. The Company is, at this time, unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the subpoenas and investigation.

(13) Supplementary Data

The following tables set forth our unaudited quarterly statements of operations data and our key metrics for each of the eight quarters ended December 31, 2022. We have prepared the quarterly data on a consistent basis with the audited financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period. All share information has been adjusted to reflect the reverse stock split, including EPS.

	Quarter Ended				Fiscal Year Ended
	March 31, 2022	June 30,2022	September 30, 2022	December 31,2022	December 31, 2022
Net sales	$21,398	$21,513	$22,570	$25,068	$90,549
Gross profit	12,845	12,742	12,776	3,231	41,594
Net income (loss)	$(18,041)	$(18,304)	$(14,981)	$(21,981)	$(73,307)
Net income (loss) per share:
Basic	$(2.89)	$(2.92)	$(2.38)	$(2.23)	$(10.22)
Diluted	$(2.89)	$(2.92)	$(2.38)	$(2.23)	$(10.22)

	Quarter Ended				Fiscal Year Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
Net sales	$18,312	$20,103	$19,620	$22,648	$80,683
Gross profit	10,153	11,265	10,590	12,327	44,335
Net loss	$(54,690)	$(20,134)	$28,410	$(16,068)	$(62,482)
Net loss per share:
Basic	$(10.07)	$(3.49)	$4.90	$(2.76)	$(10.95)
Diluted	$(10.07)	$(3.49)	$0.80	$(2.76)	$(10.95)

(14) Subsequent Events

Aziyo Biologics Partnership

On March 22, 2023, the Company entered into an agreement with Aziyo Biologics, Inc. (“Aziyo”) to expand the distribution of Aziyo’s SimpliDerm product line. Under the agreement terms, Azyio will grant the Company certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm for select use in reconstruction surgery.

Silicon Valley Bank Closure

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. On March 12, 2023 the Federal Deposit Insurance Corporation (“FDIC”) transferred all deposits, both insured and uninsured, and substantially all assets from the former SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. and the FDIC, Treasury Department, and Federal Reserve announced that all deposits will be fully protected, whether or not they had been insured by the FDIC. As of the date of the filing of these consolidated financial statements with the Securities and Exchange Commission, the Company has full access to and control over all its cash and cash equivalents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2023	SIENTRA, INC.

	By:	/s/ ronald Menezes
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

Name	Title	Date

/s/ ronald Menezes Ronald Menezes	President and Chief Executive Officer (Principal Executive Officer)	April 17, 2023

/s/ Andrew C. Schmidt Andrew C. Schmidt	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 17, 2023

/s/Caroline Van Hove	Executive Chair of the Sientra, Inc. Board	April 17, 2023
Caroline Van Hove

/s/ Nori ebersole Nori Ebersole	Director	April 17, 2023

/s/ Irina Erenburg, Ph.D. Irina Erenburg, Ph.D.	Director	April 17, 2023

/s/ Mary M. Fisher Mary M. Fisher	Director	April 17, 2023

/s/ Kevin O’Boyle Kevin O’Boyle	Director	April 17, 2023

/s/ Philippe A. Schaison Philippe A. Schaison	Director	April 17, 2023