Form 10-Q
period 2023-03-31
Sientra, Inc.
filed 2023-05-15
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36709

SIENTRA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5551000 (I.R.S. Employer Identification No.)

3333 Michelson Drive, Suite 650 Irvine, California (Address of Principal Executive Offices)	92612 (Zip Code)

(805) 562-3500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SIEN	The Nasdaq Stock Market LLC

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

As of May 11, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 11,189,174.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,356	$26,071
Accounts receivable, net of allowance for doubtful accounts of $3,273 and $3,132 at March 31, 2023 and December 31, 2022, respectively	35,546	36,892
Inventories, net	40,641	42,692
Prepaid expenses and other current assets	1,389	2,094
Total current assets	96,932	107,749
Property and equipment, net	14,658	14,941
Goodwill	9,202	9,202
Other intangible assets, net	24,813	25,676
Right of use assets, net	6,590	7,004
Other assets	849	849
Total assets	$153,044	$165,421
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	5,480	6,818
Accrued and other current liabilities	17,710	22,599
Customer deposits	49,846	45,161
Sales return liability	15,458	15,773
Total current liabilities	88,494	90,351
Long-term debt	56,583	55,406
Derivative liability	—	880
Deferred and contingent consideration	2,851	2,791
Warranty reserve	8,266	8,186
Lease liabilities	4,987	5,518
Other liabilities	2,346	2,698
Total liabilities	163,527	165,830
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares: none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 11,191,241 and 10,709,716 and outstanding 11,183,968 and 10,702,444 shares at March 31, 2023 and December 31, 2022, respectively	112	107
Additional paid-in capital	697,208	694,395
Treasury stock, at cost (7,273 shares at March 31, 2023 and December 31, 2022)	(260)	(260)
Accumulated deficit	(707,543)	(694,651)
Total stockholders’ deficit	(10,483)	(409)
Total liabilities and stockholders’ deficit	$153,044	$165,421

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$22,557	$21,398
Cost of goods sold	10,410	8,553
Gross profit	12,147	12,845
Operating expenses:
Sales and marketing	10,152	15,588
Research and development	2,708	3,144
General and administrative	9,851	10,208
Total operating expenses	22,711	28,940
Loss from operations	(10,564)	(16,095)
Other (expense) income, net:
Interest income	106	2
Interest expense	(2,377)	(1,897)
Other (expense) income, net	(57)	5
Total other (expense) income, net	(2,328)	(1,890)
Loss from continuing operations before income taxes	(12,892)	(17,985)
Income tax expense	—	—
Loss from continuing operations	(12,892)	(17,985)
Loss from discontinued operations, net of income taxes	—	(56)
Net loss	$(12,892)	$(18,041)

Basic and diluted net loss per common share
Continuing operations	$(1.06)	$(2.89)
Discontinued operations	—	(0.00)
Basic and diluted net loss per share	$(1.06)	$(2.89)
Weighted average outstanding common shares used for net loss per common share:
Basic and diluted	12,197,294	6,233,407

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

								Additional		Total
	Preferred stock		Common stock			Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares		Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at December 31, 2021	—	$—	6,224,209		$62	7,273	$(260)	$662,399	$(621,344)	$40,857
Employee stock-based compensation expense	—	—	—		—	—	—	2,196		2,196
Employee stock purchase program (ESPP)	—	—	13,958		—	—	—	329	—	329
Vested RSUs	—	—	26,533		—	—	—	—	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(9,407)		—	—	—	(255)	—	(255)
Net loss	—	—	—		—	—	—	—	(18,041)	(18,041)
Balances at March 31, 2022	—	$—	6,255,293		$62	7,273	$(260)	$664,669	$(639,385)	$25,086

								Additional		Total
	Preferred stock		Common stock			Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares		Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at December 31, 2022	—	$—	10,709,716	$	$107	7,273	$(260)	$694,395	$(694,651)	$(409)
Derivative liability reclassified to equity	—	—	—		—	—	—	880	—	880
Exercise of warrants	—	—	290,315		3	—	—	(3)	—	—
Employee stock-based compensation expense	—	—	—		—	—	—	1,722	—	1,722
Employee stock purchase program (ESPP)	—	—	146,227		1	—	—	255	—	256
Vested RSUs	—	—	70,017		1	—	—	(1)	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(25,034)		—	—	—	(40)	—	(40)
Net loss	—	—	—		—	—	—	—	(12,892)	(12,892)
Balances at March 31, 2023	—	$—	11,191,241		$112	7,273	$(260)	$697,208	$(707,543)	$(10,483)

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,892)	$(18,041)
Loss from discontinued operations, net of income taxes	—	(56)
Loss from continuing operations, net of income taxes	(12,892)	(17,985)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,842	1,744
Provision for doubtful accounts	707	315
Provision for warranties	248	291
Provision for inventory	213	(56)
Fair value adjustments of other liabilities held at fair value	66	—
Amortization of debt discount and issuance costs	1,285	938
Stock-based compensation expense	1,722	2,196
Other non-cash adjustments	—	60
Changes in operating assets and liabilities:
Accounts receivable	639	(6,474)
Inventories	1,838	(1,253)
Prepaid expenses, other current assets and other assets	705	907
Accounts payable, accrued and other liabilities	(7,011)	(1,754)
Customer deposits	4,685	118
Sales return liability	(315)	3,094
Net cash flow used in operating activities - continuing operations	(6,268)	(17,859)
Net cash flow used in operating activities - discontinued operations	—	(56)
Net cash used in operating activities	(6,268)	(17,915)
Cash flows from investing activities:
Purchases of property and equipment	(618)	(246)
Net cash flow used in investing activities - continuing operations	(618)	(246)
Net cash used in investing activities	(618)	(246)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	256	329
Tax payments related to shares withheld for vested RSUs	(40)	(255)
Gross borrowings under the Term Loan	—	5,000
Gross borrowings under the Revolving Loan	—	2,774
Repayments of the Revolving Loan	—	(2,552)
Deferred financing costs	(45)	(25)
Net cash provided by financing activities	171	5,271
Net decrease in cash, cash equivalents and restricted cash	(6,715)	(12,890)
Cash, cash equivalents and restricted cash at:
Beginning of period	26,677	52,068
End of period	$19,962	$39,178

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	19,356	38,883
Restricted cash included in other assets	606	295
Total cash, cash equivalents and restricted cash	$19,962	$39,178

Supplemental disclosure of cash flow information:
Interest paid	$1,066	$1,070
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	67	30
Asset acquisition, deferred and contingent consideration obligations at fair value	6	—
Deferred financing costs in accounts payable and accrued liabilities	55	298
Derivative liability reclassified to equity	880	—

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.
Summary of Significant Accounting Policies
a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles, or "GAAP", and the rules and regulations of the U.S. Securities and Exchange Commission, or the "SEC". Accordingly, they do not include certain notes and financial presentations normally required under GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 18, 2023, or the Annual Report. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Reverse Stock Split

On January 19, 2023, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.01 per share (the “Common Stock”). by the filing of a Certificate of Amendment (the “Certificate”) with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective on January 19, 2023.

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

Discontinued Operations of miraDry

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

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the three months ended March 31, 2023, the Company incurred net losses of $12.9 million and used $6.7 million of cash from continuing operations. As of March 31, 2023, the Company had cash and cash equivalents of $19.4 million. As a result of these conditions substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to alleviate these conditions, management is currently evaluating various cost-saving measures in order to reduce operating expenses and cash outflows. However, the Company will need to generate a significant increase in net sales to further improve profitability and cash inflows, which is dependent upon continued growth in our Plastic Surgery segment and the launch of new products and partnerships. Additionally, we are evaluating various funding alternatives to improve liquidity and may seek to raise additional equity or debt capital, refinance our debt obligations or obtain waivers, and/or scale back or freeze our organic growth plans to manage our liquidity and capital resources. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

During 2022, to fund ongoing operating and capital needs, the Company raised additional capital through the sale of equity securities and incremental debt financing. See Note 7 to the condensed consolidated financial statements for further details.

c.
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

d.
Risks and Uncertainties

The COVID-19 pandemic and its related macroeconomic effects significantly impacted our business and results of operations in past years. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions. The inability or limited ability to perform non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and during the first quarter of 2022.

In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the factors described above. While the full impact and duration of the factors noted above is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

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

Under the TSA, the Company provided certain post-closing services to the Buyer related to the miraDry business for a period of six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer reimbursed the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.2 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the three months ended March 31, 2022. Since the closing date, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, since the closing date the Company received $2.3 million in customer payments and has remitted $2.3 million to the Buyer. As of March 31, 2023, the Company does not have a payable to the Buyer on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty-four months. Following the initial period, the Buyer exercised an additional period of six months, and an extension of twelve months thereafter. The sublease expired in March 2023. During the three months ended March 31, 2023, the Company recognized $0.3 million of sublease income in general and administrative expenses in the consolidated statements of operations.

The Sale met the discontinued operations criteria given that the business is a component and represented a strategic shift. The following table presents the aggregate carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

March 31,
2022
Assets of discontinued operations:
Prepaid expenses and other current assets	$4
Total assets of discontinued operations	$4
Liabilities of discontinued operations:
Accounts payable	$6
Accrued and other current liabilities	494
Total liabilities of discontinued operations	$500

The results of operations for the miraDry business were included in loss from discontinued operations on the accompanying condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

Three Months Ended
March 31,
2022
Net sales	$—
Cost of goods sold	—
Gross profit	—
Operating expenses	56
Loss from operations of discontinued operations	(56)
Other income (expense), net	—
Loss from discontinued operations before income taxes	(56)
Total loss from discontinued operations before income taxes	(56)
Income tax expense (benefit)	—
Loss from discontinued operations, net of income taxes	$(56)

The results of the miraDry business, including the results of operations, cashflows, and related assets and liabilities are reported as discontinued operations for the period ended March 31, 2022.

3.
Revenue

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Typical payment terms are 30 days.

Revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, Viality, and SimpliDerm, along with service-type warranties. Other deliverables are sometimes promised but are ancillary and insignificant in the context of the contract as a whole. Revenue is allocated to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on observable prices for all performance obligations with the exception of the service-type warranty under the Platinum20 Limited Warranty Program, or "Platinum20".

The Company introduced Platinum20 in May 2018 on all breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Additionally, Platinum20 Program applies to all breast implants that are implanted in Canada on or after March 23, 2022. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale. The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale using the expected cost plus margin approach for the performance obligation. Inputs into the expected cost plus margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of March 31, 2023 were as follows (in thousands):

Three Months Ended March 31,
2023
Balance as of December 31, 2022	$3,508
Additions and adjustments, net	(57)
Revenue recognized	(492)
Balance as of March 31, 2023	$2,959
Less short-term portion	(590)
Long-term portion	$2,369

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

For delivery of promised products, control transfers and revenue is recognized upon shipment, unless the contractual arrangement requires transfer of control when products reach their destination, for which revenue is recognized once the product arrives at its destination. A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at doctor, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the customer that the product has been used, not when the consigned products are delivered to the customer’s location.

Sales Return Liability

With the exception of the Company’s BIOCORNEUM scar management products, Viality, inventory held on consignment, and products sold to international customers, the Company allows for the return of products from customers within six months after the original sale, which is accounted for as variable consideration. A sales return liability is established based on estimated returns using relevant historical experience taking into consideration recent gross sales and notifications of pending returns, as adjusted for changes in recent industry events and trends. Estimated future sales returns for the current and prior periods are recorded as a reduction of revenue and as a sales return liability in the current period. Actual sales returns for current and prior periods, in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded and noted separately as a change in estimate. The following table provides a rollforward of the sales return liability (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$15,773	$13,399
Net addition to sales return liability	54,683	40,124
Actual returns	(54,998)	(37,030)
Ending balance	$15,458	$16,493

4.
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration and the convertible feature related to the convertible note are discussed in Note 5. As discussed in Note 5, the fair value of the convertible notes conversion features has been reclassified to equity as of March 31, 2023 and the conversion features no longer requires measurement at fair value. The convertible notes are carried at amortized cost on the condensed consolidated balance sheet.

The fair value of the long-term debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of March 31, 2023 and December 31, 2022, the carrying value and fair value of the convertible note were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Carrying value
Convertible Note	$40,845	$40,086
2022 Note	$15,738	$15,320

Fair value
Convertible Note	$34,166	$33,794
2022 Note	$15,957	$16,495

5.
Balance Sheet Components
a.
Inventories

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$3,181	$2,765
Work in progress	3,127	4,245
Finished goods	30,438	31,438
Finished goods - right of return	3,895	4,244
	$40,641	$42,692

b.
Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Leasehold improvements	$6,354	$6,264
Manufacturing equipment and tooling	11,593	11,259
Computer equipment	1,739	1,690
Software	6,599	6,393
Furniture and fixtures	1,200	1,205
	27,485	26,811
Less accumulated depreciation	(12,827)	(11,870)
	$14,658	$14,941

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.8 million, respectively. There were no impairments recorded during the three months ended March 31, 2023 and 2022.

c.
Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill is $9.2 million for the years ended March 31, 2023 and December 31, 2022.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 31, 2023
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,543)	$397
Trade names - finite life	12	800	(472)	328
Manufacturing know-how	19	8,240	(2,686)	5,554
Developed technology	8	21,156	(3,072)	18,084
Total definite-lived intangible assets		$35,136	$(10,773)	$24,363
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,586	$(10,773)	$24,813

	Average
	Amortization	December 31, 2022
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,493)	$447
Trade names - finite life	12	800	(456)	344
Manufacturing know-how	19	8,240	(2,479)	5,761
Developed technology	8	21,163	(2,489)	18,674
Total definite-lived intangible assets		$35,143	$(9,917)	$25,226
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,593	$(9,917)	$25,676

Amortization expense for the three months ended March 31, 2023 and 2022 was $0.9 million. Amortization expense is recorded in general and administrative expense in the condensed consolidated statement of operations, with the exception of manufacturing know-how and developed technology, which is recorded in cost of goods sold. The following table summarizes the future estimated amortization expense relating to the Company's definite-lived intangible assets as of March 31, 2023 (in thousands):

Amortization
Period	Expense
2023	$2,902
2024	3,614
2025	3,471
2026	3,298
2027	3,217
Thereafter	7,861
$24,363

d.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and bonuses	$5,481	$4,962
Accrued severance	449	1,232
Accrued commissions	1,199	3,017
Deferred and contingent consideration, current portion	3,031	3,030
Lease liabilities	1,940	1,823
Other	5,610	8,535
	$17,710	$22,599

e.
Warranty Reserve

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance as of January 1	$8,828	$2,505
Warranty costs incurred during the period	(171)	(158)
Changes in accrual related to warranties issued during the period	211	267
Changes in accrual related to warranties issued during prior periods	37	24
Balance as of March 31	$8,905	$2,638
Less short-term portion	$(639)	$—
Long-term portion	$8,266	$2,638

As of March 31, 2023 and 2022, the liability for the long-term balance is included in “Warranty reserve”, and the short-term portion is included in “Accrued and other current liabilities”.

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

Contingent consideration

The contingent consideration balance consists of milestone payments related to the acquisition of Viality and future royalty payments related to the acquisition of BIOCORNEUM.

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to Viality is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat transfer products. The significant assumptions utilized in the fair value measurement was risk-free rate, the probable retention rate based on historical data and the Company's equity volatility of 121%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

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

Derivative liability

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. Refer to Note 7 to the unaudited condensed consolidated financial statements for further details on the Convertible Notes. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a binomial lattice model to calculate the fair value of the embedded derivatives. Significant observable and unobservable inputs include, conversion price, stock price, dividend rate, expected volatility, risk-free rate, and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g., a change in control). The binomial lattice model is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

On January 19, 2023, the Company effected a Reverse Stock Split, and upon the effectiveness of the Reverse Stock Split, the Company deemed it appropriate to reassess the conversion features of its Convertible Notes. As noted above, the conversion features were separately bifurcated and accounted for as embedded derivatives. Based on the Company’s reassessment, it has concluded that the conversion features meet the criteria for equity classification and has reclassified the fair value of the bifurcated conversion features to “Additional paid in capital” on the condensed consolidated balance sheet.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$2,808	$2,808
	$—	$—	$2,808	$2,808

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for embedded derivative	$—	$—	$880	$880
Liability for contingent consideration	$—	$—	$2,815	$2,815
	$—	$—	$3,695	$3,695

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Fair Value Measurements
Balance, December 31, 2022	$3,695
Embedded derivative reclassified to equity	(880)
Change in fair value – contingent consideration	(7)
Balance, March 31, 2023	$2,808

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

6.
Leases

Components of lease expense were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2023	2022
Operating lease cost	Operating expenses	465	$414
Operating lease cost	Cost of goods sold	98	114
Sublease income	Operating expenses	(280)	(233)
Total operating lease cost		$283	$295
Finance lease cost
Amortization of right-of-use assets	Operating expenses	$10	$3
Amortization of right-of-use assets	Cost of goods sold	8	12
Interest on lease liabilities	Other income (expense), net	—	1
Total finance lease cost		$18	$16
Variable lease cost	Cost of goods sold	—	—
Total lease cost		$301	$311

Short-term lease expense for the three months ended March 31, 2023 and 2022 was not material.

Supplemental cash flow information related to operating and finance leases for the three months ended March 31, 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$429	$407
Operating cash outflows from finance leases	$12	$13

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	March 31,	December 31,
	2023	2022
Reported as:
Right-of-use assets, net
Operating lease right-of-use assets	$6,308	$6,710
Finance lease right-of-use assets	$282	294
Total right-of-use assets	6,590	7,004
Accrued and other current liabilities
Operating lease liabilities	$1,930	$1,796
Finance lease liabilities	10	27
Lease liabilities
Operating lease liabilities	4,987	5,517
Finance lease liabilities	—	1
Total lease liabilities	$6,927	$7,341
Weighted average remaining lease term (years)
Operating leases	4.45	5.00
Finance leases	0.79	1.00
Weighted average discount rate
Operating leases	9.20%	9.11%
Finance leases	6.90%	6.90%

As of March 31, 2023, maturities of the Company’s operating and finance lease liabilities and sublease income are as follows (in thousands):

Period	Operating leases	Finance leases	Total	Sublease income
2023	$1,908	$9	$1,917	$(169)
2024	2,153	1	2,154	(231)
2025	1,244	—	1,244	(39)
2026	1,209	—	1,209	—
2027	1,061	—	1,061	—
2028 and thereafter	1,055	—	1,055	—
Total lease payments (receipts)	$8,630	$10	$8,640	$(439)
Less imputed interest	1,713	—	1,713
Total lease liabilities	$6,917	$10	$6,927

7.
Debt

	March 31,	December 31,
	2023	2022
Convertible Note	$50,000	$50,000
2022 Note	23,449	23,449
Total carrying amount	73,449	73,449
Unamortized debt discount and issuance costs	(16,866)	(18,043)
Total - carrying amount, net	$56,583	$55,406

*2022 Note includes exit fees of $0.45 million – included in principal and unamortized debt discount and issuance costs

Convertible and 2022 Note

On October 12, 2022, the Company, entered into the “Restated Agreement” that amends and restates the Existing Agreement with Deerfield. In connection with the Restated Agreement, the Company and Deerfield entered into an Exchange Agreement pursuant to which Deerfield exchanged $10.0 million of principal under the Original Note for securities of the Company, reducing the outstanding principal amount of the original convertible note to $50.0 million. Additionally, on the date of the Restated Agreement and pursuant to the terms thereof, the Company issued and sold an additional senior secured convertible note in a principal amount of $23.0 million (the “2022 Note” and, together with the Original Note, the “Convertible Notes”).

Pursuant to the Convertible Notes, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon and any other amounts payable under the Restated Agreement (including the Exit Fee (in the case of the 2022 Note) and any make whole amounts), in connection with a Major Transaction (as defined in the Convertible Notes), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Notes) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Notes). The Convertible Notes are subject to specified events of default, the occurrence of which would entitle Deerfield to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Note. Such events of default include, among others, failure to make any payment under the Convertible Note when due, failure to observe or perform any covenant under the Restated Agreement or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company and a material default by the Company under the Convertible Note.

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

The Restated Agreement also provides for the issuance of warrants to purchase Common Stock (the “Warrants”) to the extent that the obligations under Restated Agreement and the Convertible Notes are prepaid. If issued, the Warrants will be exercisable on a cash or cashless (net exercise) basis with an initial exercise price equal to the conversion price of the Original Note and 2022 Note, respectively, for the number of Conversion Shares (as defined in the Convertible

Notes) which the repaid amount would have been convertible into and will be subject to the Beneficial Ownership Cap, as well as certain other customary anti-dilution adjustments upon the occurrence of certain events such as stock splits, subdivisions, reclassifications or combinations of Common Stock consistent with those included in the Convertible Notes. The Warrants will also provide, at the election of each holder thereof, for the payment of the exercise price therefor by reduction of the principal amount of any outstanding Convertible Notes held by such holder. Upon the consummation of a “Major Transaction” (as defined in the Warrants and consistent with the term as used in the Convertible Notes), holders of the Warrants may elect to (i) have their Warrants redeemed by the Company for an amount equal to the Black-Scholes value of such Warrant, in cash or, if applicable, in the form of the consideration paid to the Company’s stockholders in a Major Transaction, or (ii) have such Warrants be assumed by the successor to the Company in a Major Transaction, if applicable. Holders of the Warrants are also entitled to participate in any dividends or distributions to holders of Common Stock at the time such dividends or distributions are paid to such stockholders. All Warrants under the Exchange Agreement with Deerfield, in connection with the Restated Agreement were exercised as of March 31, 2023. See Note 8 for additional details.

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

As of March 31, 2023, there was $73.5 million of outstanding principal, reduced by unamortized debt discount and issuance costs of $16.9 million related to the convertible note included in “Long-term debt” on the consolidated balance sheet. The Company amortizes the debt discount and debt issuance costs under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the three months ended March 31, 2023 and 2022, the amortization of the convertible debt discount and issuance costs were $1.2 million and $0.8 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations.

The Company is subject to a number of affirmative and restrictive covenants, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other unsecured indebtedness and transactions with affiliates, among other covenants.

Term Loan and Revolving Loan

As noted above, the Company used the proceeds from the new 2022 Note to repay in full the outstanding amounts under its Term Loan and Revolving loan.

As of March 31, 2023, there was no amount outstanding under the Term Loan and the Revolving Loan. As of March 31, 2023, the were no unamortized debt issuance costs related to the Term Loan and the Revolving Loan.

The amortization of debt issuance costs on the term loan and the revolving loan for the three months ended March 31, 2022 was $0.1 million, and was included in interest expense in the condensed consolidated statements of operations.

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of March 31, 2023 was as follows (in thousands):

Fiscal Year
2023	—
2024	—
2025	—
2026	50,000
2027 and thereafter	23,449
Total	$73,449

8.
Stockholders’ Equity

(a) Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of March 31, 2023 and December 31, 2022, the Company had no preferred stock issued or outstanding.

(b) Issuance of Common Stock

2022 Follow-on Public Offering

In October 2022, the Company completed a follow-on public offering of 1,778,500 shares of common stock and pre-funded warrants to purchase up to 2,221,499 shares of common stock and warrants to purchase 3,999,999 shares of common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. Net proceeds were approximately $14.1 million, after deducting underwriting discounts, debt issuance cost, commissions and estimated expenses payable by the Company. As of March 31, 2023 and December 31, 2022, there were 4,657,799 warrants outstanding related to the follow-on public offering.

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

As of March 31, 2023 and December 31, 2022, there were 0 and 303,804 warrants outstanding, respectively, related to Exchange Agreement.

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

Pursuant to a board-approved Inducement Plan, the Company may issue NSOs and restricted stock unit awards which may only be granted to new employees of the Company and their affiliates in accordance with NASDAQ Stock Market Rule 5635(c)(4) as an inducement material to such individuals entering into employment with the Company. As of March 31, 2023, inducement grants for 442,471 shares of common stock have been awarded, and no shares of common stock were reserved for future issuance under the Inducement Plan.

As of March 31, 2023, a total of 350,663 shares of the Company’s common stock were available for issuance under the 2014 Plan. As of March 31, 2023, inducement grants for 442,471 shares of common stock have been awarded, and no shares of common stock were available for future issuance under the Inducement Plan.

On April 17, 2023, the Company registered an additional 428,098 shares of the Registrant’s common stock to be issued pursuant to the Registrant’s 2014 Equity Incentive Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balance at December 31, 2022	89,678	$42.78	7.11
Forfeited	(907)	105.30
Balance at March 31, 2023	88,771	$42.14	6.93

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

(d) Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balance at December 31, 2022	708,806	$43.86
Vested	(69,274)	33.20
Forfeited	(36,349)	18.68
Balance at March 31, 2023	603,183	$46.60

Stock-based compensation expense for RSUs for the three months ended March 31, 2023 and 2022 was $1.4 million and $1.9 million, respectively. As of March 31, 2023, there was $6.7 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 1.61 years.

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

During the three months ended March 31, 2023, employees purchased 146,227 shares of common stock at a weighted average price of $1.75 per share. As of March 31, 2023, the number of shares of common stock available for future issuance for the ESPP was 7,033. On April 17, 2023, the Company registered an additional 107,024 shares of the Registrant’s common stock to be issued pursuant to the Registrant’s 2014 Employee Stock Purchase Plan.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP was $0.1 million for both the three months ended March 31, 2023 and 2022.

9.
Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding, to the extent they are dilutive. Potential dilutive shares consist of shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive (in thousands, except per share and share amounts).

	Three Months Ended March 31,
	2023	2022
Loss from continuing operations	$(12,892)	$(17,985)
Loss from discontinued operations, net of income taxes	-	(56)
Net loss	$(12,892)	$(18,041)
Weighted average common shares outstanding, basic and diluted	12,197,294	6,233,407
Basic and diluted net loss per share
Continuing operations	$(1.06)	$(2.89)
Discontinued operations	-	(0.00)
Basic and diluted net loss per share	$(1.06)	$(2.89)

The Company excluded the following weighted average potentially dilutive securities, outstanding for the three months ended March 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	Three Months Ended March 31,
	2023	2022
Stock issuable upon exercise of warrants	3,999,999	—
Stock issuable upon conversion of convertible note	4,118,182	1,463,415
Stock options to purchase common stock	258	3,003
Unvested RSUs	580,368	266,807
	8,698,807	1,733,225

10.
Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three months ended March 31, 2023 and 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 18, 2023, or the Annual Report. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Sientra,” “the Company,” “we,” “us” and “our” refer to Sientra, Inc. and its consolidated subsidiaries.

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

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company uniquely focused on becoming the leader of transformative treatments and technologies focused on progressing the art of plastic surgery. We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and fat transfer system in the U.S. for augmentation procedures exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We sell our breast implants, breast tissue expanders, and fat transfer system for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties. We expanded outside of the United States, first in Japan following approval by the Japanese Pharmaceuticals and Medical Devices Agency, or "PDMA", in 2020, and subsequently, in the Kingdom of Saudi Arabia, or "KSA" following approval by the KSA Food and Drug Administrative in 2021, in Canada following Health Canada approval in 2022, and the United Arab Emirates, or "UAE", following approval by the UAE Ministry of Health and Prevention in 2022.

Following the sale of the miraDry business, we have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products. Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders, fat transfer, and scar management. Additionally, we leverage distributor relationships to sell our breast implants outside of the U.S.

Recent developments

Aziyo Biologics Partnership

During the quarter, the Company entered into an agreement with Aziyo Biologics, Inc. (“Aziyo”) to expand the distribution of Aziyo’s SimpliDerm product line. Under the agreement terms, Azyio will grant the Company certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm for select use in reconstruction surgery.

Commercial Launch of Viality Fat Transfer System

On March 1, 2023, we announced that we began commercial shipping of our Viality with AuraClens fat transfer system, which we had previously acquired on December 31, 2021 from AuraGen Aesthetics LLC. We also announced the release of preliminary results from our on-going, multi-center, long-term volume retention clinical study with Viality.

COVID-19 Pandemic

The COVID-19 pandemic and its related macroeconomic effects significantly impacted our business and results of operations in past years. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions. The inability or limited ability to perform non-emergency procedures significantly harmed our revenues since the second quarter of 2020 and during the first quarter of 2022.

In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted.

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the factors described above. While the full impact and duration of the factors noted above is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

Components of Operating Results

Net Sales

Our net sales primarily consist of sales of silicone gel breast implants, tissue expanders, Viality fat transfer, BIOCORNEUM, and sizers. Excluding Viality, BIOCORNEUM, international sales, and inventory held on consignment, we recognize revenue on breast implants and tissue expanders, net of sales discounts and estimated returns, as the customer has a standard six-month window to return purchased products. We recognize revenue on BIOCORNEUM scar management products, inventory held on consignment, and products sold to international customers at a point in time upon shipment or upon customer receipt of the product depending on shipping terms. We defer the value of our service warranty revenue and recognize it once all performance obligations have been met.

We expect that, in the future, our net sales will fluctuate on a quarterly basis due to a variety of factors, including seasonality of breast augmentation procedures, and macroeconomic conditions. We believe that aesthetic procedures are subject to seasonal fluctuation due to patients planning their procedures leading up to the summer season and in the period around the winter holiday season.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of raw material, labor, overhead, and variable manufacturing costs, reserve for returns, reserve for product assurance warranties, royalty costs, excess and obsolete inventory reserves, amortization of manufacturing know-how and developed technology intangible assets, and warehouse and other related costs.

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

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense primarily consists of interest expense and amortization of issuance costs associated with our debt agreements.

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

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued and adopted accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Statement of operations data
Net sales	$22,557	$21,398
Cost of goods sold	10,410	8,553
Gross profit	12,147	12,845
Operating expenses
Sales and marketing	10,152	15,588
Research and development	2,708	3,144
General and administrative	9,851	10,208
Total operating expenses	22,711	28,940
Loss from operations	(10,564)	(16,095)
Other (expense) income, net
Interest income	106	2
Interest expense	(2,377)	(1,897)
Other (expense) income, net	(57)	5
Total other (expense) income, net	(2,328)	(1,890)
Loss from continuing operations before income taxes	(12,892)	(17,985)
Income tax expense	—	—
Loss from continuing operations	(12,892)	(17,985)
Loss from discontinued operations, net of income taxes	—	(56)
Net loss	$(12,892)	$(18,041)

Net Sales

Net sales increased approximately $1.2 million, or 5.4%, to $22.6 million for the three months ended March 31, 2023 as compared to $21.4 million for the three months ended March 31, 2022. The increase was primarily due to an increase in the volume of domestic sales of our gel implants and expanders, aided by revenue from our new product Viality as well as increased volume of international sales.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased approximately $1.9 million, or 21.7%, to $10.4 million for the three months ended March 31, 2023 as compared to $8.6 million for the three months ended March 31, 2022. The increase was primarily due to the amortization of Viality-related manufacturing know-how intangible assets, which was recorded in research and development expenses in the prior period. Viality also contributed to current period expenses related to the start of product commercialization. The increase was also driven by an increase in the volume of domestic and international sales of gel implants and expanders. These increases were slightly offset by reductions in period distribution and production costs.

Gross margins for the three months ended March 31, 2023 and 2022 were approximately 53.9% and 60.0%, respectively. The decrease was primarily due to the aforementioned amortization of Viality-related manufacturing know-how intangible assets, coupled with expenses related to the start of Viality commercialization. The increases were slightly offset by reductions in period distribution and production costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $5.4 million, or 34.9%, to $10.2 million for the three months ended March 31, 2023 as compared to $15.6 million for the three months ended March 31, 2022. The decrease was primarily due to decreases in employee payroll related expenses, commission expense, travel and entertainment expenses, marketing initiatives, and shipping expenses.

Research and Development Expenses

R&D expenses decreased approximately $0.4 million, or 13.9%, to $2.7 million for the three months ended March 31, 2023 as compared to $3.1 million for the three months ended March 31, 2022. The decrease was primarily due to reduction in costs related to regulatory activities, and product development expense as Viality was launched commercially during the current period.

General and Administrative Expenses

G&A expenses decreased approximately $0.4 million, or 3.5%, to $9.9 million for the three months ended March 31, 2023 as compared to $10.2 million for the three months ended March 31, 2022. The decrease was primarily due to reductions in consulting expense, employee related expense, and decreases in stock compensation expense. These decreases were slightly offset by increased legal fees, primarily driven by expenses related to the DOJ grand jury and SEC subpoenas.

Other Expense (Income), net

Other (expense) income, net increased period over period, primarily due to interest expense and discount amortization related to our convertible notes.

Income Tax Expense

For the three months ended March 31, 2023 and 2022 there was no income tax expense.

Liquidity and Capital Resources

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the three months ended March 31, 2023, the Company incurred net losses of $12.9 million and used $6.7 million of cash from continuing operations. As of March 31, 2023, the Company had cash and cash equivalents of $19.4 million. As a result of these conditions substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to alleviate these conditions, management is currently evaluating various cost-saving measures in order to reduce operating expenses and cash outflows. However, the Company will need to generate a significant increase in net sales to further improve profitability and cash inflows, which is dependent upon continued growth in our Plastic Surgery segment and the launch of new products and partnerships. Additionally, we are evaluating various funding alternatives to improve liquidity and may seek to raise additional equity or debt capital, refinance our debt obligations or obtain waivers, and/or scale back or freeze our organic growth plans to manage our liquidity and capital resources. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

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

Debt financing

Refer to Note 7 to the unaudited condensed consolidated financial statements for a full description and updates to all of our long-term debt, revolving line of credit, and convertible notes.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities - continuing operations	$(6,268)	$(17,859)
Investing activities - continuing operations	(618)	(246)
Financing activities - continuing operations	171	5,271
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(6,715)	(12,834)
Net cash used in discontinued operations	—	(56)
Net decrease in cash, cash equivalents and restricted cash	$(6,715)	$(12,890)

Cash flows from operating activities of continuing operations

Net cash used in operating activities was $6.3 million during the three months ended March 31, 2023 as compared to $17.9 million during the three months ended March 31, 2022. The decrease in cash used in operating activities between the three months ended March 31, 2023 and 2022 was the result of the decrease in net loss from continuing operations, and favorable working capital improvements, primarily associated with the changes in accounts receivable, customer deposits and inventory, slightly offset by changes in accounts payable, accrued, and other liabilities, and sales return liability.

Cash flows from investing activities of continuing operations

Net cash used in investing activities was $0.6 million during the three months ended March 31, 2023 as compared to $0.2 million used during the three months ended March 31, 2022. The increase in cash used in investing activities was due to an increase in property and equipment purchases.

Cash flows from financing activities of continuing operations

Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2023 as compared to $5.3 million during the three months ended March 31,2022. The decrease in cash provided by financing activities was primarily due the absence of borrowings under the Term Loan and Revolving Loan in the current period.

Cash flows from discontinued operations

Net cash used by discontinued operations was $0.1 million for the three months ended March 31, 2022 and is related to the cash provided by operating activities following the sale of the miraDry business.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or "CEO", and Chief Financial Officer, or "CFO", as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 as a result of the material weakness described in our Annual Report on Form 10-K and below.

The control environment was ineffective in holding individuals accountable for the operation of their internal control responsibilities. As a result, certain process-level controls related to the estimate of our warranty reserve, calculation of our deferred revenue associated with our service-based warranty, and inventory costs did not operate effectively. This deficiency did not result in an adjustment but still represented a material weakness in our internal control over financial reporting as of December 31, 2022 because there is a reasonable possibility that material misstatements to our consolidated financial statements would not be prevented or detected on a timely basis.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management’s Remediation Plan

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated herein by reference.

Due to the delayed filing with the Securities and Exchange Commission of our Form 10-K for the year ended December 31, 2022, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale or resale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the late filing with the Commission of this Form 10-K for the year ended December 31, 2022, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition.

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

SIENTRA, INC.

May 12, 2023	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

May 12, 2023	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer