Form 10-Q
period 2023-06-30
Sientra, Inc.
filed 2023-08-11
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 11,264,850.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

“Sientra”, “Sientra Platinum20”, “Sientra Full Circle”, “Sientra Smooth”, “Sientra Teardrop”, “AlloX”, “AlloX2”, “AlloX2 Pro”, “Anatomical Controlled”, “BIOCORNEUM”, “Curve”, “Dermaspan”, “Luxe”, “Softspan”, “Silishield”, “AuraClens”, and “Viality” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$18,637	$26,071
Accounts receivable, net of allowance for doubtful accounts of $2,982 and $3,132 at June 30, 2023 and December 31, 2022, respectively	31,819	36,892
Inventories	39,408	42,692
Prepaid expenses and other current assets	2,044	2,094
Total current assets	91,908	107,749
Property and equipment, net	13,984	14,941
Goodwill	9,202	9,202
Other intangible assets, net	23,881	25,676
Right of use assets, net	6,175	7,004
Other assets	849	849
Total assets	$145,999	$165,421
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	4,795	6,818
Accrued and other current liabilities	17,209	22,599
Customer deposits	53,718	45,161
Sales return liability	12,756	15,773
Total current liabilities	88,478	90,351
Long-term debt	57,796	55,406
Derivative liability	—	880
Deferred and contingent consideration	3,073	2,791
Warranty reserve	8,778	8,186
Lease liabilities	4,437	5,518
Other liabilities	2,069	2,698
Total liabilities	164,631	165,830
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares: none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 11,261,906 and 10,709,716 and outstanding 11,254,633 and 10,702,444 shares at June 30, 2023 and December 31, 2022, respectively	113	107
Additional paid-in capital	698,535	694,395
Treasury stock, at cost (7,273 shares at June 30, 2023 and December 31, 2022)	(260)	(260)
Accumulated deficit	(717,020)	(694,651)
Total stockholders’ deficit	(18,632)	(409)
Total liabilities and stockholders’ deficit	$145,999	$165,421

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$23,130	$21,513	$45,687	$42,911
Cost of goods sold	10,515	8,771	20,925	17,324
Gross profit	12,615	12,742	24,762	25,587
Operating expenses:
Sales and marketing	10,005	13,664	20,157	29,252
Research and development	2,387	2,959	5,095	6,103
General and administrative	7,334	12,057	17,185	22,265
Total operating expenses	19,726	28,680	42,437	57,620
Loss from operations	(7,111)	(15,938)	(17,675)	(32,033)
Other (expense) income, net:
Interest income	184	15	290	17
Interest expense	(2,506)	(2,323)	(4,883)	(4,220)
Other (expense) income, net	(44)	—	(101)	5
Total other (expense) income, net	(2,366)	(2,308)	(4,694)	(4,198)
Loss from continuing operations before income taxes	(9,477)	(18,246)	(22,369)	(36,231)
Income tax expense	—	—	—	—
Loss from continuing operations	(9,477)	(18,246)	(22,369)	(36,231)
Loss from discontinued operations, net of income taxes	—	(58)	—	(114)
Net loss	$(9,477)	$(18,304)	$(22,369)	$(36,345)

Basic and diluted net loss per common share
Continuing operations	$(0.85)	$(2.91)	$(1.93)	$(5.80)
Discontinued operations	—	(0.01)	—	(0.02)
Basic and diluted net loss per share	$(0.85)	$(2.92)	$(1.93)	$(5.82)
Weighted average outstanding common shares used for net loss per common share:
Basic and diluted	11,205,000	6,264,954	11,589,311	6,249,356

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at December 31, 2021	—	$—	6,224,209	$62	7,273	$(260)	$662,399	$(621,344)	$40,857
Employee stock-based compensation expense	—	—	—	—	—	—	2,196		2,196
Employee stock purchase program (ESPP)	—	—	13,958	—	—	—	329	—	329
Vested RSUs	—	—	26,533	—	—	—	—	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(9,407)	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	—	—	—	(18,041)	(18,041)
Balances at March 31, 2022	—	$—	6,255,293	$62	7,273	$(260)	$664,669	$(639,385)	$25,086
Employee stock-based compensation expense	—	—	—	—	—	—	2,062	—	2,062
Vested RSUs	—	—	33,077	—	—	—	—	—	(0)
Shares repurchased for tax withholding on vesting RSUs	—	—	(8,749)	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	—	—	(18,304)	(18,304)
Balances at June 30, 2022	—	$—	6,279,621	$62	7,273	$(260)	$666,556	$(657,689)	$8,669

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at December 31, 2022	—	$—	10,709,716	$107	7,273	$(260)	$694,395	$(694,651)	$(409)
Derivative liability reclassified to equity	—	—	—	—	—	—	880	—	880
Exercise of warrants	—	—	290,315	3	—	—	(3)	—	—
Employee stock-based compensation expense	—	—	—	—	—	—	1,722	—	1,722
Employee stock purchase program (ESPP)	—	—	146,227	1	—	—	255	—	256
Vested RSUs	—	—	70,017	1	—	—	(1)	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(25,034)	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	—	(12,892)	(12,892)
Balances at March 31, 2023	—	$—	11,191,241	$112	7,273	$(260)	$697,208	$(707,543)	$(10,483)
Employee stock-based compensation expense	—	—	—	—	—	—	1,338	—	1,338
Employee stock purchase program (ESPP)	—	—	(1,780)	—	—	—	(3)	—	(3)
Vested RSUs	—	—	78,661	1	—	—	(1)	—	0
Shares repurchased for tax withholding on vesting RSUs	—	—	(6,216)	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	(9,477)	(9,477)
Balances at June 30, 2023	—	$—	11,261,906	$113	7,273	$(260)	$698,535	$(717,020)	$(18,632)

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,369)	$(36,345)
Loss from discontinued operations, net of income taxes	—	(114)
Loss from continuing operations, net of income taxes	(22,369)	(36,231)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,677	3,402
Provision for doubtful accounts	534	505
Provision for warranties	894	525
Provision for inventory	7	404
Fair value adjustments of other liabilities held at fair value	279	(88)
Amortization of debt discount and issuance costs	2,506	1,927
Employee stock-based compensation expense	3,060	4,258
Other non-cash adjustments	—	70
Changes in operating assets and liabilities:
Accounts receivable	4,539	(3,698)
Inventories	3,277	(291)
Prepaid expenses, other current assets and other assets	50	916
Accounts payable, accrued and other liabilities	(8,787)	(4,691)
Customer deposits	8,557	3,052
Sales return liability	(3,017)	(905)
Net cash flow used in operating activities - continuing operations	(6,793)	(30,845)
Net cash flow used in operating activities - discontinued operations	—	(114)
Net cash used in operating activities	(6,793)	(30,959)
Cash flows from investing activities:
Purchases of property and equipment	(786)	(813)
Net cash flow used in investing activities - continuing operations	(786)	(813)
Net cash used in investing activities	(786)	(813)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	253	329
Tax payments related to shares withheld for vested RSUs	(47)	(430)
Gross borrowings under the Term Loan	—	5,000
Gross borrowings under the Revolving Loan	—	5,440
Repayments of the Revolving Loan	—	(5,277)
Deferred financing costs	(61)	(73)
Net cash provided by financing activities - continuing operations	145	4,989
Net cash provided by financing activities	145	4,989
Net decrease in cash, cash equivalents and restricted cash	(7,434)	(26,783)
Cash, cash equivalents and restricted cash at:
Beginning of period	26,677	52,068
End of period	$19,243	$25,285

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	18,637	24,990
Restricted cash included in other assets	606	295
Total cash, cash equivalents and restricted cash	$19,243	$25,285

Supplemental disclosure of cash flow information:
Interest paid	$2,087	$2,190
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	117	95
Asset acquisition, deferred and contingent consideration obligations at fair value	3	—
Deferred financing costs in accounts payable and accrued liabilities	—	250
Derivative liability reclassified to equity	880	—

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.
Summary of Significant Accounting Policies
a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles, or "GAAP", and the rules and regulations of the U.S. Securities and Exchange Commission, or the "SEC". Accordingly, they do not include certain notes and financial presentations normally required under GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 18, 2023, or the Annual Report. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Reverse Stock Split

On January 19, 2023, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.01 per share (the “Common Stock”) by the filing of a Certificate of Amendment (the “Certificate”) with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective on January 19, 2023.

As a result of the Reverse Stock Split, every 10 shares of Common Stock issued and outstanding were automatically reclassified into one new share of common stock. The Reverse Stock Split did not modify any rights or preferences of the shares of Common Stock. Proportionate adjustments were made to the exercise or conversion prices and the number of shares underlying the Company’s outstanding equity awards, convertible securities and warrants, as well as to the number of shares issued and issuable under the Company’s equity incentive plans. The Common Stock issued pursuant to the Reverse Stock Split remained fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. All share information in the accompanying financial statements has been adjusted to reflect the results of the Reverse Stock Split.

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

b.
Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the six months ended June 30, 2023, the Company incurred net losses of $22.4 million and used $7.4 million of cash from continuing operations. As of June 30, 2023, the Company had cash and cash equivalents of $18.6 million. As a result of these conditions substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Standards

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is currently evaluating the impact the election of the optional expedient will have on the consolidated financial statements.

d.
Risks and Uncertainties

The COVID-19 pandemic and its related macroeconomic effects significantly impacted our business and results of operations in past years. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions. The inability or limited ability to perform non-emergency procedures significantly harmed our revenues starting in the second quarter of 2020 and lasting through the first quarter of 2022. While restrictions on non-emergency procedures have been removed, there is still substantial uncertainty as to when, if at all, the aesthetic procedures that the Company’s products are sold into will return to pre-pandemic levels.

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

Under the TSA, the Company provided certain post-closing services to the Buyer related to the miraDry business for a period of six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer reimbursed the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.1 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the six months ended June 30, 2022. Since the closing date, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, since the closing date the Company received $2.3 million in customer payments and has remitted $2.3 million to the Buyer. As of June 30, 2023, the Company does not have a payable to the Buyer on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty-four months. Following the initial period, the Buyer exercised an additional period of six months, and an extension of twelve months thereafter. The sublease expired in March 2023. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively of sublease income in general and administrative expenses in the consolidated statements of operations.

The Sale met the discontinued operations criteria given that the business is a component and represented a strategic shift. The following table presents the aggregate carrying amounts of major classes of assets and liabilities of discontinued operations (in thousands):

June 30,
2023
Assets of discontinued operations:
Prepaid expenses and other current assets	$4
Total assets of discontinued operations	$4
Liabilities of discontinued operations:
Accounts payable	$6
Accrued and other current liabilities	209
Total liabilities of discontinued operations	$215

The results of operations for the miraDry business were included in loss from discontinued operations on the accompanying condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Net sales	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses	58	114
Loss from operations of discontinued operations	(58)	(114)
Other income (expense), net	—	—
Loss from discontinued operations before income taxes	(58)	(114)
Loss on sale of discontinued operations before income taxes	—	—
Total loss from discontinued operations before income taxes	(58)	(114)
Income tax expense (benefit)	—	—
Loss from discontinued operations, net of income taxes	$(58)	$(114)

The results of the miraDry business, including the results of operations, cashflows, and related assets and liabilities are reported as discontinued operations for the period ended June 30, 2023.

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

The Company introduced Platinum20 in May 2018 on all breast implants implanted in the United States or Puerto Rico on or after May 1, 2018. Additionally, Platinum20 Program applies to all breast implants that are implanted in Canada on or after March 23, 2022. Platinum20 provides for financial assistance for revision surgeries and no-charge contralateral replacement implants upon the occurrence of certain qualifying events. The Company considers Platinum20 to have an assurance warranty component and a service warranty component. The assurance component is recorded as a warranty liability at the time of sale. The Company considers the service warranty component as an additional performance obligation and defers revenue at the time of sale using the expected cost plus a margin approach for the performance obligation. Inputs into the expected cost plus a margin approach include historical incidence rates, estimated replacement costs, estimated financial assistance payouts and an estimated margin.

The liability for unsatisfied performance obligations under the service warranty as of June 30, 2023 were as follows (in thousands):

Six Months Ended June 30,
2023
Balance as of December 31, 2022	$3,508
Additions and adjustments, net	274
Revenue recognized	(1,352)
Balance as of June 30, 2023	$2,430
Less short-term portion	(415)
Long-term portion	$2,015

The liability for the short-term portion is included in “Accrued and other current liabilities” and the long-term portion is included in “Other liabilities” in the condensed consolidated balance sheets.

Revenue from service warranties are recognized ratably over the term of the agreement. Specifically for Platinum20, the performance obligations are satisfied at the time that the benefits are provided and are expected to be satisfied ratably over the 3 to 24 month period following sale of the product for financial assistance and 20 years for product replacement.

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

	Six Months Ended June 30,
	2023	2022
Beginning balance	$15,773	$13,399
Addition to reserve for sales activity	98,719	86,279
Actual returns	(101,736)	(87,184)
Ending balance	$12,756	$12,494

4.
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration and the convertible feature related to the convertible note are discussed in Note 5. As discussed in Note 5, the fair value of the convertible notes conversion features has been reclassified to equity in the current year and the conversion features no longer requires measurement at fair value. The convertible notes are carried at amortized cost on the condensed consolidated balance sheet.

The fair value of the long-term debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of June 30, 2023 and December 31, 2022, the carrying value and fair value of the convertible note were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Carrying value
Convertible Note	$41,635	$40,423
2022 Note	$16,162	$15,396

Fair value
Convertible Note	$35,574	$33,794
2022 Note	$18,250	$16,495

5.
Balance Sheet Components
a.
Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$3,268	$2,765
Work in progress	2,947	4,245
Finished goods	30,192	31,438
Finished goods - right of return	3,001	4,244
	$39,408	$42,692

b.
Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Leasehold improvements	$6,361	$6,264
Manufacturing equipment and tooling	11,714	11,259
Computer equipment	1,771	1,690
Software	6,668	6,393
Furniture and fixtures	1,200	1,205
	27,714	26,811
Less accumulated depreciation	(13,730)	(11,870)
	$13,984	$14,941

depreciation expense

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.9 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1.9 million and $1.5 million, respectively. There were no impairments recorded during the six months ended June 30, 2023 and 2022.

c.
Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill is $9.2 million for the years ended June 30, 2023 and December 31, 2022.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 30, 2023
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,592)	$348
Trade names - finite life	12	800	(489)	311
Manufacturing know-how	19	8,240	(2,893)	5,347
Developed technology	8	21,166	(3,741)	17,425
Total definite-lived intangible assets		$35,146	$(11,715)	$23,431
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,596	$(11,715)	$23,881

	Average
	Amortization	December 31, 2022
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,493)	$447
Trade names - finite life	12	800	(456)	344
Manufacturing know-how	19	8,240	(2,479)	5,761
Developed technology	8	21,163	(2,489)	18,674
Total definite-lived intangible assets		$35,143	$(9,917)	$25,226
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,593	$(9,917)	$25,676

Amortization expense for both the three months ended June 30, 2023 and 2022 was $0.9 million respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $1.8 and $1.9 million respectively. Amortization expense is recorded in general and administrative expense in the condensed consolidated statement of operations, with the exception of manufacturing know-how and developed technology, which is recorded in cost of goods sold. The following table summarizes the future estimated amortization expense relating to the Company's definite-lived intangible assets as of June 30, 2023 (in thousands):

Amortization
Period	Expense
2023	$1,886
2024	3,628
2025	3,485
2026	3,312
2027	3,230
Thereafter	7,890
$23,431

d.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and bonuses	$4,731	$4,962
Accrued severance	589	1,232
Accrued commissions	1,405	3,017
Deferred and contingent consideration, current portion	3,031	3,030
Lease liabilities	2,053	1,823
Other	5,400	8,535
	$17,209	$22,599

e.
Warranty Reserve

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance as of January 1	$8,828	$2,505
Warranty costs incurred during the period	(404)	(266)
Changes in accrual related to warranties issued during the period	902	513
Changes in accrual related to pre-existing warranties	(9)	12
Balance as of June 30	$9,317	$2,764
Less short-term portion	$(539)	$—
Long-term portion	$8,778	$2,764

As of June 30, 2023 and 2022, the liability for the long-term balance is included in “Warranty reserve”, and the short-term portion is included in “Accrued and other current liabilities”.

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

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to Viality is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat transfer products. The significant assumptions utilized in the fair value measurement was risk-free rate, the probable retention rate based on historical data and the Company's equity volatility of 125%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

The contingent consideration related to the acquisition of BIOCORNEUM consists of royalty obligations based on future net sales for a defined term, beginning in 2024. The significant assumption utilized in the fair value measurement was the discount rate, which was 24.0%.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration	$—	$—	$2,908	$2,908
	$—	$—	$2,908	$2,908

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for embedded derivative	$—	$—	$880	$880
Liability for contingent consideration	$—	$—	$2,815	$2,815
	$—	$—	$3,695	$3,695

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Fair Value Measurements
Balance, December 31, 2022	$3,695
Embedded derivative reclassified to equity	(880)
Change in fair value – contingent consideration	93
Balance, June 30, 2023	$2,908

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

6.
Leases

Components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost	Operating expenses	$465	$437	930	$851
Operating lease cost	Cost of goods sold	98	107	195	221
Sublease income	Operating expenses	(85)	(306)	(365)	(538)
Total operating lease cost		$478	$238	$760	$534
Finance lease cost
Amortization of right-of-use assets	Operating expenses	$(6)	$—	$4	$3
Amortization of right-of-use assets	Cost of goods sold	6	12	14	23
Interest on lease liabilities	Other income (expense), net	—	1	—	2
Total finance lease cost		$—	$13	$18	$28
Variable lease cost	Cost of goods sold	—	—	—	—
Total lease cost		$478	$251	$778	$562

Short-term lease expense for the three and six months ended June 30, 2023 and 2022 was not material.

Supplemental cash flow information related to operating and finance leases for the six months ended June 30, 2023 was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$642	$892
Operating cash outflows from finance leases	$10	$27

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	June 30,	December 31,
	2023	2022
Reported as:
Right-of-use assets, net
Operating lease right-of-use assets	$5,899	$6,710
Finance lease right-of-use assets	$276	294
Total right-of-use assets	6,175	7,004
Accrued and other current liabilities
Operating lease liabilities	$2,052	$1,796
Finance lease liabilities	1	27
Lease liabilities
Operating lease liabilities	4,437	5,517
Finance lease liabilities	—	1
Total lease liabilities	$6,490	$7,341
Weighted average remaining lease term (years)
Operating leases	4.34	5.00
Finance leases	0.67	1.00
Weighted average discount rate
Operating leases	9.30%	9.11%
Finance leases	6.90%	6.90%

As of June 30, 2023, maturities of the Company’s operating and finance lease liabilities and sublease income are as follows (in thousands):

Period	Operating leases	Finance leases	Total	Sublease income
2023	$1,326	$1	$1,327	$(113)
2024	2,153	—	2,153	(231)
2025	1,244	—	1,244	(39)
2026	1,209	—	1,209	—
2027	1,061	—	1,061	—
2028 and thereafter	1,055	—	1,055	—
Total lease payments (receipts)	$8,048	$1	$8,049	$(383)
Less imputed interest	1,559	—	1,559
Total lease liabilities	$6,489	$1	$6,490

7.
Debt

	June 30,	December 31,
	2023	2022
Convertible Note	$50,000	$50,000
2022 Note *	23,449	23,449
Total carrying amount	73,449	73,449
Unamortized debt discount and issuance costs	(15,653)	(18,043)
Total - carrying amount, net	$57,796	$55,406

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

As of June 30, 2023, there was $73.5 million of outstanding principal, reduced by unamortized debt discount and issuance costs of $15.7 million related to the convertible note included in “Long-term debt” on the consolidated balance sheet. The Company amortizes the debt discount and debt issuance costs under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the six months ended June 30, 2023 and 2022, the amortization of the convertible debt discount and issuance costs were $2.4 million and $1.6 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations.

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

Accordingly, for the current year there was no amount outstanding under the Term Loan and the Revolving Loan and no unamortized debt issuance costs related to the Term Loan and the Revolving Loan.

The amortization of debt issuance costs on the term loan and the revolving loan was $0.1 million and $0.3 million for the three months ended June 30, 2022 and the six months ended June 30, 2022, respectively, and was included in interest expense in the condensed consolidatedstatements of operations.

Future Principal Payments of Debt

The future schedule of principal payments for all outstanding debt as of June 30, 2023 was as follows (in thousands):

Fiscal Year
2023	—
2024	—
2025	—
2026	50,000
2027 and thereafter	23,449
Total	$73,449

8.
Stockholders’ Equity

(a) Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of June 30, 2023 and December 31, 2022, the Company had no preferred stock issued or outstanding.

(b) Issuance of Common Stock

2022 Follow-on Public Offering

In October 2022, the Company completed a follow-on public offering of 1,778,500 shares of common stock and pre-funded warrants to purchase up to 2,221,499 shares of common stock and warrants to purchase 3,999,999 shares of common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. Net proceeds were approximately $14.1 million, after deducting underwriting discounts, debt issuance cost, commissions and estimated expenses payable by the Company. As of June 30, 2023 and December 31, 2022, there were 4,657,799 warrants outstanding related to the follow-on public offering.

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

As of June 30, 2023 and December 31, 2022, there were 0 and 303,804 warrants outstanding, respectively, related to Exchange Agreement.

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

As of June 30, 2023, a total of 314,016 shares of the Company’s common stock were available for issuance under the 2014 Plan. As of June 30, 2023, inducement grants for 528,221 shares of common stock have been awarded, and 303,496 shares of common stock were reserved for future issuance under the Inducement Plan.

On June 22, 2023, the Company registered an additional 511,128 shares of the Registrant’s common stock to be issued pursuant to the Registrant’s 2016 Equity Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balance at December 31, 2022	89,678	$42.78	7.11
Forfeited	(2,619)	139.79
Balance at June 30, 2023	87,059	$39.86	6.78

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for both the three months ended June 30, 2023 and 2022 was $0.2 million. Stock-based compensation expense related to stock options for both the six months ended June 30, 2023 and 2022 was $0.3 million.

(d) Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balance at December 31, 2022	708,806	$43.86
Granted	574,200	1.71
Vested	(147,924)	24.91
Forfeited	(61,626)	12.05
Balance at June 30, 2023	1,073,456	$25.75

Stock-based compensation expense for RSUs for the three months ended June 30, 2023 and 2022 was $1.1 million and $1.8 million, respectively. Stock-based compensation expense for RSUs for the six months ended June 30, 2023 and 2022 was $2.5 million and $3.7 million, respectively. As of June 30, 2023, there was $5.7 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 1.49 years.

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

During the six months ended June 30, 2023, employees purchased 144,447 shares of common stock at a weighted average price of $1.75 per share. As of June 30, 2023, the number of shares of common stock available for future issuance for the ESPP was 115,837. On April 17, 2023, the Company registered an additional 107,024 shares of the Registrant’s common stock to be issued pursuant to the Registrant’s 2014 Employee Stock Purchase Plan.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP for the three months ended June 30, 2023 and 2022 was $0.1 million and $0.2, respectively. Stock-based compensation expense related to the ESPP was $0.3 million for both the six months ended June 30, 2023 and 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss from continuing operations	$(9,477)	$(18,246)	$(22,369)	$(36,231)
Loss from discontinued operations, net of income taxes	-	(58)	-	(114)
Net loss	$(9,477)	$(18,304)	$(22,369)	$(36,345)
Weighted average common shares outstanding, basic and diluted	11,205,000	6,264,954	11,589,311	6,249,356
Basic and diluted net loss per share
Continuing operations	$(0.85)	$(2.91)	$(1.93)	$(5.80)
Discontinued operations	-	(0.01)	-	(0.02)
Basic and diluted net loss per share	$(0.85)	$(2.92)	$(1.93)	$(5.82)

The Company excluded the following weighted average potentially dilutive securities, outstanding for the three and six months ended June 30, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock issuable upon exercise of warrants	3,999,999	—	3,999,999	—
Stock issuable upon conversion of convertible note	4,118,181	1,463,415	4,118,181	1,463,415
Stock options to purchase common stock	475	—	1,216	250
Unvested RSUs	537,713	397,927	334,255	319,920
	8,656,368	1,861,342	8,453,651	1,783,585

10.
Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and six months ended June 30, 2023 and 2022.

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

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop a condition known as breast implant associated anaplastic large cell lymphoma (“BIA-ALCL”), and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. The Company filed a motion to dismiss the complaint on December 7, 2020. On February 28, 2022 the Court granted the Company’s motion, and dismissed the plaintiff’s complaint with prejudice. On March 28, 2022, the plaintiffs filed a motion to alter or amend the judgment. The Company opposed that motion on April 11, 2022. On March 31, 2023 the Court denied plaintiffs motion, and the plaintiffs have not filed any timely appeal from the Court’s denial of their motion.

Grand Jury and SEC Subpoenas

The Company received a grand jury subpoena dated September 30, 2022 from the U.S. Department of Justice (“DOJ”) requesting the production of materials concerning the trading activities of a former Chief Executive Officer of the Company in 2019 and 2020, including all documents and communications with the General Counsel regarding such activities. In addition, the SEC has subpoenaed documents and testimony from each of the Company and its General Counsel. Each of the SEC subpoenas is captioned “In the Matter of Trading in the Securities of Sientra, Inc.” The SEC subpoenas request, among other things, documents and communications relating to trading activities by each of the aforementioned individuals. The investigation by the SEC does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. On April 13, 2023, the DOJ informed the Company that the DOJ did not intend to pursue prosecutions relating to the subpoena and was closing its file with respect to the Company. The Company continues to cooperate with the SEC. The Company is, at this time, unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the subpoenas and investigation.

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

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company focused on empowering people to change their lives through increased self-confidence and self-respect We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and fat transfer system in the U.S. for augmentation procedures exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We sell our breast implants, breast tissue expanders, fat transfer system, and the SimpliDerm human acellular dermal matrix (or ADM) for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties. Additionally, through a non-exclusive rights agreement in the United States, we market, sell and distribute SimpliDerm for select use in reconstruction surgery. We expanded outside of the United States, first in Japan following approval by the Japanese Pharmaceuticals and Medical Devices Agency, or "PDMA", in 2020, and subsequently, in the Kingdom of Saudi Arabia, or "KSA" following approval by the KSA Food and Drug Administrative in 2022, in Canada following Health Canada approval in 2022, and the United Arab Emirates, or "UAE", following approval by the UAE Ministry of Health and Prevention in 2022.

We have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products. Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders, fat transfer, ADM, and scar management. Additionally, we leverage distributor relationships to sell our breast implants outside of the U.S.

Recent developments

FDA 510K Clearance of AlloX2 Pro

On June 8, 2023, the Company announced that it had received 510k clearance from the FDA for the Company’s novel, patented AlloX2 Pro Tissue Expander. Building upon the proprietary dual port technology of the Company’s ground-breaking AlloX2 tissue expander, the AlloX2 Pro expands this platform by removing 95% of the metal traditionally associated with tissue expander ports. This innovation allows the AlloX2 Pro to be labeled as MRI-conditional, making it the only tissue expander cleared in the United States for exposure to magnetic resonance imaging, an important screening tool for breast reconstruction patients. Other innovative features of the AlloX2 Pro include minimal interference with radiation therapy for post-mastectomy patients, faster port filling and drainage, and a softer drain for enhanced patient comfort.

FDA 510k Clearance of Portfinder Technology

On May 17, 2023, the Company announced that it had received 510k clearance from the FDA for the Company’s novel Portfinder technology. Portfinder is an electronic handheld device that allows for the subcutaneous location of ports in Sientra’s Dermaspan and AlloX2 Pro tissue expanders. This new technology replaces the traditional dangle magnet mechanism and provides a more accurate port location with improved useability for clinicians. The Portfinder’s unique interactive screen guides the user towards the center of the ports and allows for precise identification and marking of both fill and drain ports in Dermaspan and AlloX2 Pro expanders, making it a very versatile device.

Aziyo Biologics Partnership

On March 22, 2023, the Company entered into an agreement with Aziyo Biologics, Inc. (“Aziyo”) to expand the distribution of Aziyo’s SimpliDerm ADM product line. Under the agreement terms, Azyio granted the Company certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm for select use in reconstruction surgery. The Company began commercial sales of the SimpliDerm product in the second quarter of 2023.

Commercial Launch of Viality Fat Transfer System

On March 1, 2023, we announced that we began commercial shipping of our Viality with AuraClens fat transfer system, which we had previously acquired on December 31, 2021 from AuraGen Aesthetics LLC. We also announced the release of preliminary results from our on-going, multi-center, long-term volume retention clinical study with Viality.

Macroeconomic Trends and Uncertainties

The COVID-19 pandemic and its related macroeconomic effects significantly impacted our business and results of operations in past years. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions. The inability or limited ability to perform non-emergency procedures significantly harmed our revenues starting the second quarter of 2020 and lasting through the first quarter of 2022.

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

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
	(In thousands)
Statement of operations data
Net sales	$23,130	$21,513
Cost of goods sold	10,515	8,771
Gross profit	12,615	12,742
Operating expenses
Sales and marketing	10,005	13,664
Research and development	2,387	2,959
General and administrative	7,334	12,057
Total operating expenses	19,726	28,680
Loss from operations	(7,111)	(15,938)
Other (expense) income, net
Interest income	184	15
Interest expense	(2,506)	(2,323)
Other (expense) income, net	(44)	—
Total other (expense) income, net	(2,366)	(2,308)
Loss from continuing operations before income taxes	(9,477)	(18,246)
Income tax expense	—	—
Loss from continuing operations	(9,477)	(18,246)
Loss from discontinued operations, net of income taxes	—	(58)
Net loss	$(9,477)	$(18,304)

Net Sales

Net sales increased approximately $1.6 million, or 7.5%, to $23.1 million for the three months ended June 30, 2023 as compared to $21.5 million for the three months ended June 30, 2022. The increase was primarily due to an increase in the volume of domestic sales of our gel implants, aided by revenue from our new product Viality, as well as increased volume of BIOCORNEUM and international sales.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased approximately $1.7 million, or 19.9%, to $10.5 million for the three months ended June 30, 2023 as compared to $8.8 million for the three months ended June 30, 2022. The increase was primarily due to the amortization of Viality-related manufacturing know-how intangible assets, which was recorded in research and development expenses in the prior period. The increase was also driven by an increase in warranty provisions, as well as an increase in the volume of domestic and international sales of gel implants and expanders.

Gross margins for the three months ended June 30, 2023 and 2022 were approximately 54.5% and 59.2%, respectively. The decrease was primarily due to the aforementioned amortization of Viality-related manufacturing know-how intangible assets, coupled with expenses related to warranty provisions.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $3.7 million, or 26.8%, to $10.0 million for the three months ended June 30, 2023 as compared to $13.7 million for the three months ended June 30, 2022. The decrease was primarily due to decreases in employee payroll related expenses, commission expense, marketing initiatives, and shipping expenses.

Research and Development Expenses

R&D expenses decreased approximately $0.6 million, or 19.3%, to $2.4 million for the three months ended June 30, 2023 as compared to $3.0 million for the three months ended June 30, 2022. The decrease was primarily due to reduction in costs related to regulatory activities, and product development expense as Viality was launched commercially the first quarter of 2023.

General and Administrative Expenses

G&A expenses decreased approximately $4.7 million, or 39.2%, to $7.3 million for the three months ended June 30, 2023 as compared to $12.1 million for the three months ended June 30, 2022. The decrease was primarily due to reductions in consulting expense, insurance fees, bonus expense, and legal settlement expense.

Other Expense (Income), net

Other (expense) income, net increased period over period, primarily due to interest expense and discount amortization related to our convertible notes.

Income Tax Expense

For the three months ended June 30, 2023 and 2022, there was no income tax expense.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Statement of operations data
Net sales	$45,687	$42,911
Cost of goods sold	20,925	17,324
Gross profit	24,762	25,587
Operating expenses
Sales and marketing	20,157	29,252
Research and development	5,095	6,103
General and administrative	17,185	22,265
Total operating expenses	42,437	57,620
Loss from operations	(17,675)	(32,033)
Other (expense) income, net
Interest income	290	17
Interest expense	(4,883)	(4,220)
Other (expense) income, net	(101)	5
Total other (expense) income, net	(4,694)	(4,198)
Loss from continuing operations before income taxes	(22,369)	(36,231)
Income tax expense	—	—
Loss from continuing operations	(22,369)	(36,231)
Income from discontinued operations, net of income taxes	—	(114)
Net loss	$(22,369)	$(36,345)

Net Sales

Net sales increased approximately $2.8 million, or 6.5% to $45.7 million for the six months ended June 30, 2023 as compared to $42.9 million for the six months ended June 30, 2022. The increase was primarily due to an increase in the volume of domestic sales of our gel implants and expanders, aided by revenue from our new product Viality as well as increased volume of BIOCORNEUM and international sales.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased approximately $3.6 million, or 20.8%, to $20.9 million for the six months ended June 30, 2023 as compared to $17.3 million for the six months ended June 30, 2022. The increase was primarily due to the amortization of Viality-related manufacturing know-how intangible assets, which was recorded in research and development expenses in the prior period. The increase was also driven by an increase in inventory provisions, as well as an increase in the volume of domestic and international sales of gel implants and expanders.

Gross margins for the six months ended June 30, 2023 and 2022 were approximately 54.2% and 59.6%, respectively. The decrease was primarily due to the aforementioned amortization of Viality-related manufacturing know-how intangible assets, coupled with expenses related to inventory provisions.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $9.1 million, or 31.1%, to $20.2 million for the six months ended June 30, 2023 as compared to $29.3 million for the six months ended June 30, 2022. The decrease was primarily due to decreases in employee payroll related expenses, commission expense, marketing initiatives, and shipping expenses.

Research and Development Expenses

R&D expenses decreased approximately $1.0 million, or 16.5%, to $5.1 million for the six months ended June 30, 2023 as compared to $6.1 million for the six months ended June 30, 2022. The decrease was primarily due to reduction in costs related to regulatory activities, and product development expense as Viality was launched commercially the first quarter of 2023.

General and Administrative Expenses

G&A expenses decreased approximately $5.1 million, or 22.8%, to $17.2 million for the six months ended June 30, 2023 as compared to $22.3 million for the six months ended June 30, 2022. The decrease was primarily due to reductions in consulting expense, insurance fees, bonus and severance expense, and slightly offset by current period legal fees related to the DOJ grand jury and SEC subpoenas.

Other Expense (Income), net

Other (expense) income, net increased period over period, primarily due to interest expense and discount amortization related to our convertible notes.

Income Tax Expense

For the six months ended June 30, 2023 and 2022, there was no income tax expense.

Liquidity and Capital Resources

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the six months ended June 30, 2023, the Company incurred net losses of $22.4 million and used $7.4 million of cash from continuing operations. As of June 30, 2023, the Company had cash and cash equivalents of $18.6 million. As a result of these conditions substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities - continuing operations	$(6,793)	$(30,845)
Investing activities - continuing operations	(786)	(813)
Financing activities - continuing operations	145	4,989
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(7,434)	(26,669)
Net cash used in discontinued operations	—	(114)
Net decrease in cash, cash equivalents and restricted cash	$(7,434)	$(26,783)

Cash flows from operating activities of continuing operations

Net cash used in operating activities was $6.8 million during the six months ended June 30, 2023 as compared to $30.8 million during the six months ended June 30, 2022. The decrease in cash used in operating activities between the six months ended June 30, 2023 and 2022 was the result of the decrease in net loss from continuing operations, and favorable working capital improvements, primarily associated with the changes in accounts receivable, customer deposits and inventory, slightly offset by changes in accounts payable, accrued, and other liabilities, and sales return liability.

Cash flows from investing activities of continuing operations

Net cash used in investing activities was $0.8 million during both the six months ended June 30, 2023 and the six months ended June 30, 2022. The cash used in investing activities was related to the purchases of property and equipment.

Cash flows from financing activities of continuing operations

Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2023 as compared to $5.0 million during the six months ended June 30, 2022. The decrease in cash provided by financing activities was primarily due the absence of borrowings under the Term Loan and Revolving Loan in the current period.

Cash flows from discontinued operations

Net cash used by discontinued operations was $0.1 million for the six months ended June 30, 2022 and is related to the cash provided by operating activities following the sale of the miraDry business.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 as a result of the material weakness described in our Annual Report on Form 10-K and below.

The control environment was ineffective in holding individuals accountable for the operation of their internal control responsibilities. As a result, certain process-level controls related to the estimate of our warranty reserve, calculation of our deferred revenue associated with our service-based warranty, and inventory costs did not operate effectively. This deficiency did not result in an adjustment but still represented a material weakness in our internal control over financial reporting as of December 31, 2022, because there is a reasonable possibility that material misstatements to our consolidated financial statements would not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

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

SIENTRA, INC.

August 11, 2023	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

August 11, 2023	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer