Form 10-Q
period 2023-09-30
Sientra, Inc.
filed 2023-11-13
CIK 1551693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 11,957,712.

SIENTRA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIENTRA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$15,026	$26,071
Accounts receivable, net of allowance for doubtful accounts of $2,776 and $3,132 at September 30, 2023 and December 31, 2022, respectively	29,610	36,892
Inventories	39,268	42,692
Prepaid expenses and other current assets	2,604	2,094
Total current assets	86,508	107,749
Property and equipment, net	13,289	14,941
Goodwill	9,202	9,202
Other intangible assets, net	24,332	25,676
Right of use assets, net	5,753	7,004
Other assets	849	849
Total assets	$139,933	$165,421
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	58,810	$-
Accounts payable	5,284	6,818
Accrued and other current liabilities	20,655	22,599
Customer deposits	53,598	45,161
Sales return liability	13,745	15,773
Total current liabilities	152,092	90,351
Long-term debt	—	55,406
Derivative liability	3,153	880
Deferred and contingent consideration	1,794	2,791
Warranty reserve	8,758	8,186
Lease liabilities	4,129	5,518
Other liabilities	2,052	2,698
Total liabilities	171,978	165,830
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value – Authorized 10,000,000 shares: none issued or outstanding	—	—
Common stock, $0.01 par value — Authorized 200,000,000 shares; issued 11,375,478 and 10,709,716 and outstanding 11,368,205 and 10,702,444 shares at September 30, 2023 and December 31, 2022, respectively	114	107
Additional paid-in capital	699,894	694,395
Treasury stock, at cost (7,273 shares at September 30, 2023 and December 31, 2022)	(260)	(260)
Accumulated deficit	(731,793)	(694,651)
Total stockholders’ deficit	(32,045)	(409)
Total liabilities and stockholders’ deficit	$139,933	$165,421

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$19,544	$22,570	$65,231	$65,481
Cost of goods sold	9,515	9,794	30,440	27,118
Gross profit	10,029	12,776	34,791	38,363
Operating expenses:
Sales and marketing	9,330	12,290	29,487	41,542
Research and development	2,476	3,720	7,571	9,823
General and administrative	7,620	9,324	24,805	31,589
Total operating expenses	19,426	25,334	61,863	82,954
Loss from operations	(9,397)	(12,558)	(27,072)	(44,591)
Other (expense) income, net:
Interest income	168	41	458	58
Interest expense	(2,367)	(2,364)	(7,250)	(6,584)
Change in fair value of derivative liability	(3,153)	—	(3,153)	—
Other (expense) income, net	(24)	(6)	(125)	(1)
Total other (expense) income, net	(5,376)	(2,329)	(10,070)	(6,527)
Loss from continuing operations before income taxes	(14,773)	(14,887)	(37,142)	(51,118)
Income tax expense	—	—	—	—
Loss from continuing operations	(14,773)	(14,887)	(37,142)	(51,118)
Loss from discontinued operations, net of income taxes	—	(94)	—	(208)
Net loss	$(14,773)	$(14,981)	$(37,142)	$(51,326)

Basic and diluted net loss per common share
Continuing operations	$(1.31)	$(2.37)	$(3.23)	$(8.16)
Discontinued operations	—	(0.01)	—	(0.03)
Basic and diluted net loss per share	$(1.31)	$(2.38)	$(3.23)	$(8.19)
Weighted average outstanding common shares used for net loss per common share:
Basic and diluted	11,290,699	6,284,817	11,488,310	6,261,350

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balances at December 31, 2021	—	$—	6,224,209	$62	7,273	$(260)	$662,399	$(621,344)	$40,857
Employee stock-based compensation expense	—	—	—	—	—	—	2,196		2,196
Employee stock purchase program (ESPP)	—	—	13,958	—	—	—	329	—	329
Vested RSUs	—	—	26,533	—	—	—	—	—	—
Shares withheld for tax obligations on vested RSUs	—	—	(9,407)	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	—	—	—	(18,041)	(18,041)
Balances at March 31, 2022	—	$—	6,255,293	$62	7,273	$(260)	$664,669	$(639,385)	$25,086
Employee stock-based compensation expense	—	—	—	—	—	—	2,062	—	2,062
Vested RSUs	—	—	33,077	—	—	—	—	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(8,749)	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	—	—	(18,304)	(18,304)
Balances at June 30, 2022	—	$—	6,279,621	$62	7,273	$(260)	$666,556	$(657,689)	$8,669
Employee stock-based compensation expense	—	—	—	—	—	—	1,855	—	1,855
Employee stock purchase program (ESPP)	—	—	20,313	—	—	—	144	—	144
Vested RSUs	—	—	7,602	—	—	—	—	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(2,055)	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	(14,981)	(14,981)
Balances at September 30, 2022	—	$—	6,305,480	$62	7,273	$(260)	$668,537	$(672,670)	$(4,331)

							Additional		Total
	Preferred stock		Common stock		Treasury stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balances at December 31, 2022	—	$—	10,709,716	$107	7,273	$(260)	$694,395	$(694,651)	$(409)
Derivative liability reclassified to equity	—	—	—	—	—	—	880	—	880
Exercise of warrants	—	—	290,315	3	—	—	(3)	—	—
Employee stock-based compensation expense	—	—	—	—	—	—	1,722	—	1,722
Employee stock purchase program (ESPP)	—	—	146,227	1	—	—	255	—	256
Vested RSUs	—	—	70,017	1	—	—	(1)	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(25,034)	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	—	(12,892)	(12,892)
Balances at March 31, 2023	—	$—	11,191,241	$112	7,273	$(260)	$697,208	$(707,543)	$(10,483)
Employee stock-based compensation expense	—	—	—	—	—	—	1,338	—	1,338
Employee stock purchase program (ESPP)	—	—	(1,780)	—	—	—	(3)	—	(3)
Vested RSUs	—	—	78,661	1	—	—	(1)	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(6,216)	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	(9,477)	(9,477)
Balances at June 30, 2023	—	$—	11,261,906	$113	7,273	$(260)	$698,535	$(717,020)	$(18,632)
Employee stock-based compensation expense	—	—	—	—	—	—	1,233	—	1,233
Employee stock purchase program (ESPP)	—	—	100,279	1	—	—	175	—	176
Vested RSUs	—	—	19,468	—	—	—	—	—	—
Shares repurchased for tax withholding on vesting RSUs	—	—	(6,175)	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	(14,773)	(14,773)
Balances at September 30, 2023	—	$—	11,375,478	$114	7,273	$(260)	$699,894	$(731,793)	$(32,045)

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,142)	$(51,326)
Loss from discontinued operations, net of income taxes	—	(208)
Loss from continuing operations, net of income taxes	(37,142)	(51,118)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,546	4,947
Provision for doubtful accounts	448	1,086
Provision for warranties	1,510	583
Provision for inventories	68	607
Fair value adjustments to derivative liability	3,153	—
Fair value adjustments of other liabilities held at fair value	350	(88)
Amortization of debt discount and issuance costs	3,621	3,029
Employee stock-based compensation expense	4,293	6,113
Other non-cash adjustments	—	135
Changes in operating assets and liabilities:
Accounts receivable	6,610	(2,341)
Inventories	3,357	667
Prepaid expenses, other current assets and other assets	741	1,997
Accounts payable, accrued and other liabilities	(9,122)	(5,514)
Customer deposits	8,437	7,830
Sales return liability	(2,029)	(1,383)
Net cash flow used in operating activities - continuing operations	(10,159)	(33,450)
Net cash flow used in operating activities - discontinued operations	—	(208)
Net cash used in operating activities	(10,159)	(33,658)
Cash flows from investing activities:
Purchases of property and equipment	(1,056)	(1,856)
Net cash flow used in investing activities - continuing operations	(1,056)	(1,856)
Net cash used in investing activities	(1,056)	(1,856)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock-based plans	428	475
Shares repurchased for tax withholding on vesting RSUs	(96)	(448)
Gross borrowings under the Term Loan	—	5,000
Gross borrowings under the Revolving Loan	—	5,440
Repayments of the Revolving Loan	—	(7,678)
Deferred financing costs	(162)	(73)
Net cash provided by financing activities - continuing operations	170	2,716
Net cash provided by financing activities	170	2,716
Net decrease in cash, cash equivalents and restricted cash	(11,045)	(32,798)
Cash, cash equivalents and restricted cash at:
Beginning of period	26,677	52,068
End of period	$15,632	$19,270

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	15,026	18,975
Restricted cash included in other assets	606	295
Total cash, cash equivalents and restricted cash	$15,632	$19,270

Supplemental disclosure of cash flow information:
Interest paid	$3,218	$3,385
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	76	1,242
Asset acquisition, deferred and contingent consideration obligations at fair value	1,767	—
Deferred financing costs in accounts payable and accrued liabilities	—	250
Derivative liability reclassified to equity	880	—

See accompanying notes to unaudited condensed consolidated financial statements.

SIENTRA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.
Summary of Significant Accounting Policies
a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sientra, Inc. (“Sientra”, the “Company”, “we”, “our”, or “us”) in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles, or "GAAP", and the rules and regulations of the U.S. Securities and Exchange Commission, or the "SEC". Accordingly, they do not include certain notes and financial presentations normally required under GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 18, 2023, or the Annual Report. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Recurring Operating Losses

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the nine months ended September 30, 2023, the Company incurred net losses of $37.1 million and used $10.2 million of cash in operating activities. As of September 30, 2023, the Company had cash and cash equivalents of $15.0 million. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To alleviate these conditions, management is currently evaluating various cost-saving measures to reduce operating expenses and cash outflows. However, the Company will need to generate a significant increase in net sales to further improve profitability and cash inflows, which is dependent upon continued growth in our Plastic Surgery segment and the launch of new products and partnerships. Additionally, we are evaluating various funding alternatives to improve liquidity and may seek to raise additional equity or debt capital, refinance our debt obligations or obtain waivers, and/or scale back or freeze our organic growth plans to manage our liquidity and capital resources. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

During 2022, to fund ongoing operating and capital needs, the Company raised additional capital through the sale of equity securities and incremental debt financing. See Note 7 to the condensed consolidated financial statements for further details.

Financial Covenants

The Company was not in compliance with its financial covenants related to minimum revenue under the Amended and Restated Facility Agreement (“Restated Agreement”) with Deerfield at September 30, 2023. Under the terms of the Restated Agreement, the breach of the minimum revenue financial covenant is deemed an event of default. Under the Restated Agreement, in the event of default, Deerfield may elect that Default Interest of 2.0% shall be payable in cash on demand in addition to the applicable interest rate then in effect. Without a waiver or other relief under the Restated Agreement, one of the remedies that Deerfield has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay. The potential acceleration of the debt by Deerfield resulted in the reclassification of debt from a long-term liability to a current liability as of September 30, 2023.

On October 30, 2023, the Company entered into a Temporary Waiver and Exchange Agreement (the "Temporary Waiver and Exchange Agreement”) with Deerfield, which provides for a temporary waiver of the event of default through January 15, 2024. For further details, see Note 12 Subsequent Events.

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

d.
Risks and Uncertainties

The COVID-19 pandemic continues to have a lingering effect on our business and results of operations, although to a lesser extent than in prior years. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions. The inability or limited ability to perform non-emergency procedures significantly harmed our revenues starting in the second quarter of 2020 and lasting through the first quarter of 2022. While restrictions on non-emergency procedures have been removed, there is still substantial uncertainty as to when, if at all, the aesthetic procedures that the Company’s products are sold into will return to pre-pandemic levels.

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

Under the TSA, the Company provided certain post-closing services to the Buyer related to the miraDry business for a period of six months, including accounting, accounts receivable support, customer service, IT, regulatory, quality assurance, and clinical support. As consideration for these services, the Buyer reimbursed the Company for direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. The Company recognized $0.2 million of TSA fees and cost reimbursements in operating expenses from continuing operations in the condensed consolidated statement of operations for the nine months ended September 30, 2022. Since the closing date, the Company has received $0.3 million relating to the TSA services and has recorded a receivable of $0.1 million within other current assets in the condensed consolidated balance sheets. In connection with the accounts receivable support under the TSA, since the closing date the Company received $2.3 million in customer payments and has remitted $2.3 million to the Buyer. As of September 30, 2023, the Company does not have a payable to the Buyer on the condensed consolidated balance sheets.

Additionally, the Company and the Buyer entered into a sublease agreement whereby the Buyer subleased the miraDry office space in Santa Clara, CA. The sublease term was for an initial period of six months, with subsequent option periods for up to a total of twenty-four months. Following the initial period, the Buyer exercised an additional period of six months, and an extension of twelve months thereafter. The sublease expired in March 2023. During the three and nine months ended September 30, 2023, the Company recognized $0.0 million and $0.4 million, respectively of sublease income in general and administrative expenses in the condensed consolidated statements of operations.

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

The results of operations for the miraDry business were included in loss from discontinued operations on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The following table provides information regarding the results of discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Net sales	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses	94	208
Loss from operations of discontinued operations	(94)	(208)
Other income (expense), net	—	—
Loss from discontinued operations before income taxes	(94)	(208)
Loss on sale of discontinued operations before income taxes	—	—
Total loss from discontinued operations before income taxes	(94)	(208)
Income tax expense (benefit)	—	—
Loss from discontinued operations, net of income taxes	$(94)	$(208)

The results of the miraDry business, including the results of operations, cashflows, and related assets and liabilities are reported in continuing operations for the three and nine months ended September 30, 2023.

3.
Revenue

The Company generates revenue primarily through the sale and delivery of promised goods or services to customers. Sales prices are documented in the executed sales contract, purchase order or order acknowledgement prior to the transfer of control to the customer. Typical payment terms are 30 days.

Revenue contracts may include multiple products or services, each of which is considered a separate performance obligation. Performance obligations typically include the delivery of promised products, such as breast implants, tissue expanders, BIOCORNEUM, Viality, and SimpliDerm, along with service-type warranties. Other deliverables are sometimes promised but are ancillary and insignificant in the context of the contract as a whole. Revenue is allocated to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on observable prices for all performance obligations except for the service-type warranty under the Platinum20 Limited Warranty Program, or "Platinum20".

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

The liability for unsatisfied performance obligations under the service warranty as of September 30, 2023 was as follows (in thousands):

Nine Months Ended September 30,
2023
Balance as of December 31, 2022	$3,508
Additions and adjustments, net	107
Revenue recognized	(1,119)
Balance as of September 30, 2023	$2,496
Less short-term portion	(498)
Long-term portion	$1,998

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

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$15,773	$13,399
Addition to reserve for sales activity	139,129	130,968
Actual returns	(141,157)	(132,351)
Ending balance	$13,745	$12,016

4.
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits and sales return liability are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the contingent consideration related to past acquisitions, and the fair value attributable to the Convertible Note and 2022 Note (the "Convertible Notes") convertible features and contingent interest features are discussed in Note 5. As discussed in Note 5, the fair value of the Convertible Notes' conversion features was reclassified to equity in the current year and the contingent interest features that were not previously recorded by the Company has been measured at fair value for the period ended September 30, 2023. The Convertible Notes are carried at amortized cost on the condensed consolidated balance sheet.

The fair value of the debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s market rate. As of September 30, 2023 and December 31, 2022, the carrying value and fair value of the Convertible Notes were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Carrying value
Convertible Note	$42,219	$40,423
2022 Note	$16,591	$15,396

Fair value
Convertible Note	$35,802	$33,794
2022 Note	$18,152	$16,495

5.
Balance Sheet Components
a.
Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$3,488	$2,765
Work in progress	2,997	4,245
Finished goods	29,486	31,438
Finished goods - right of return	3,297	4,244
	$39,268	$42,692

b.
Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Leasehold improvements	$6,375	$6,264
Manufacturing equipment and tooling	11,817	11,259
Computer equipment	1,796	1,690
Software	6,756	6,393
Furniture and fixtures	1,200	1,205
	27,944	26,811
Less accumulated depreciation	(14,655)	(11,870)
	$13,289	$14,941

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.9 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $2.8 million and $2.2 million, respectively. There were no impairments recorded during the nine months ended September 30, 2023 and 2022.

c.
Goodwill and Other Intangible Assets, net

Following the sale of the miraDry business, the Company has one reporting unit, Plastic Surgery, formerly known as Breast Products. The Company evaluates goodwill for impairment at least annually on October 1st and whenever circumstances suggest that goodwill may be impaired.

The carrying amount of goodwill is $9.2 million for the years ended September 30, 2023 and December 31, 2022.

The components of the Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 30, 2023
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,640)	$300
Trade names - finite life	12	800	(506)	294
Manufacturing know-how	19	8,240	(3,100)	5,140
Developed technology	8	22,579	(4,431)	18,148
Total definite-lived intangible assets		$36,559	$(12,677)	$23,882
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$37,009	$(12,677)	$24,332

	Average
	Amortization	December 31, 2022
	Period	Gross Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangibles with definite lives
Customer relationships	10	$4,940	$(4,493)	$447
Trade names - finite life	12	800	(456)	344
Manufacturing know-how	19	8,240	(2,479)	5,761
Developed technology	8	21,163	(2,489)	18,674
Total definite-lived intangible assets		$35,143	$(9,917)	$25,226
Intangibles with indefinite lives
Total trade names - indefinite-lived		450	—	450
Total definite and indefinite-lived intangibles		$35,593	$(9,917)	$25,676

Amortization expense for the three months ended September 30, 2023 and 2022 was $1.0 and $0.9 million, respectively. Amortization expense for both the nine months ended September 30, 2023 and 2022 was $2.8 million. Amortization expense is recorded in general and administrative expense in the condensed consolidated statement of operations, with the exception of manufacturing know-how and developed technology, which is recorded in cost of goods sold. The following table summarizes the future estimated amortization expense relating to the Company's definite-lived intangible assets as of September 30, 2023 (in thousands):

Amortization
Period	Expense
2023	$999
2024	3,851
2025	3,708
2026	3,535
2027	3,454
Thereafter	8,335
$23,882

d.
Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll and bonuses	$5,630	$4,962
Accrued severance	720	1,232
Accrued commissions	670	3,017
Deferred and contingent consideration, current portion	5,795	3,030
Lease liabilities	1,839	1,823
Other	6,001	8,535
	$20,655	$22,599

e.
Warranty Reserve

The following table provides a rollforward of the accrued assurance-type warranties (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance as of January 1	$8,828	$2,505
Warranty costs incurred during the period	(797)	(413)
Changes in accrual related to warranties issued during the period	1,152	633
Changes in accrual related to pre-existing warranties	357	(50)
Balance as of September 30	$9,540	$2,675
Less short-term portion	$(782)	$—
Long-term portion	$8,758	$2,675

As of September 30, 2023 and 2022, the liability for the long-term balance is included in “Warranty reserve,” and the short-term portion is included in “Accrued and other current liabilities."

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

The Company assessed the fair value of all contingent consideration using a Monte-Carlo simulation model. The contingent consideration related to Viality is based on the achievement of certain clinical endpoints following the completion of a study measuring retention rates using the fat transfer products. The significant assumptions utilized in the fair value measurement was risk-free rate, the probable retention rate based on historical data and the Company's equity volatility of 95.0%. Any subsequent changes to the fair value of contingent consideration will be recorded as an adjustment to the carrying value of the assets acquired.

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

Derivative liability

The Company identified embedded derivatives related to the Convertible Notes' conversion option features. Refer to Note 7 to the unaudited condensed consolidated financial statements for further details on the Convertible Notes. The conversion option features associated with the Convertible Notes were deemed embedded derivatives requiring bifurcation. In accordance with ASC 815-40, Derivatives and Hedging Activities, the conversion option features were accounted for as derivative liabilities at the date of issuance with changes in the fair value due to remeasurement recorded each reporting period.

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

The Company was not in compliance with the minimum revenue financial covenant under the Restated Agreement with Deerfield at September 30, 2023.

Under the terms of the Restated Agreement with Deerfield, a breach of a financial covenant is deemed an event of default and, at the election of Deerfield, a default interest of 2.0% can be charged in addition to the applicable interest rate in effect (“contingent interest feature”). The contingent interest feature was identified as an embedded derivative requiring bifurcation at the date of issuance, however the fair value of the embedded derivative was deemed insignificant as an event of default was deemed unlikely and would continue to be insignificant until an event of default occurred. As of September 30, 2023, in connection with the breach of the minimum revenue financial covenant, the Company has recognized a derivative liability related to the contingent interest feature. The contingent interest feature embedded derivative is required to be remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations.

The Company utilized a binomial lattice model to calculate the fair value of the conversion option features embedded derivative. Significant observable and unobservable inputs include, conversion price, stock price, dividend rate, expected volatility, risk-free rate, and the probability of conversion to common shares at the Base Conversion Rate in the event of a major transaction (e.g., a change in control).

The fair value of the contingent interest feature is calculated as the present value of the expected payments, using significant observable and unobservable inputs, including credit market yields of 20.67% and 24.12%, risk-adjusted discount rates and a probability of default event of 100% for the Convertible Notes.

The binomial lattice and discounted cash flow models are a Level 3 valuation technique because they require the development of significant internal assumptions in addition to observable market indicators.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for embedded derivative	$—	$—	$3,153	$3,153
Liability for contingent consideration	$—	$—	$4,321	$4,321
	$—	$—	$7,474	$7,474

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for embedded derivative	$—	$—	$880	$880
Liability for contingent consideration	$—	$—	$2,815	$2,815
	$—	$—	$3,695	$3,695

The following table provides a rollforward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Fair Value Measurements
Balance, December 31, 2022	$3,695
Embedded derivative reclassified to equity	(880)
Change in fair value – contingent consideration	1,506
Change in fair value – embedded derivative	3,153
Balance, September 30, 2023	$7,474

The liability for the current portion of contingent consideration is included in “Accrued and other current liabilities” and the long-term portion is included in “Deferred and contingent consideration” in the condensed consolidated balance sheets.

The liability for the embedded derivative is recorded as “Derivative liability” in the condensed consolidated balance sheets.

The Company recognizes changes in the fair value of the derivative liability as “Change in fair value of derivative liability” in the condensed consolidated statement of operations and changes in the contingent consideration are recognized in “General and administrative” expense in the condensed consolidated statement of operations.

6.
Leases

Components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost	Operating expenses	$508	$578	1,439	1,429
Operating lease cost	Cost of goods sold	98	102	293	323
Sublease income	Operating expenses	(28)	(287)	(393)	(826)
Total operating lease cost		$578	$393	$1,339	$926
Finance lease cost
Amortization of right-of-use assets	Operating expenses	$—	$—	$4	$3
Amortization of right-of-use assets	Cost of goods sold	4	13	17	36
Interest on lease liabilities	Other income (expense), net	—	1	1	3
Total finance lease cost		$4	$14	$22	$42
Total lease cost		$582	$407	$1,361	$968

Short-term lease expense for the three and nine months ended September 30, 2023 and 2022 was not material.

Supplemental cash flow information related to operating and finance leases for the nine months ended September 30, 2023 was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,810	$1,277
Operating cash outflows from finance leases	$23	$40
Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net of tenant improvement allowances of $1.1 million	$—	$1,542

Supplemental balance sheet information related to operating and finance leases was as follows (in thousands, except lease term and discount rate):

	September 30,	December 31,
	2023	2022
Reported as:
Right-of-use assets, net
Operating lease right-of-use assets	$5,480	$6,710
Finance lease right-of-use assets	$273	294
Total right-of-use assets	5,753	7,004
Accrued and other current liabilities
Operating lease liabilities	$1,834	$1,796
Finance lease liabilities	5	27
Lease liabilities
Operating lease liabilities	4,129	5,517
Finance lease liabilities	—	1
Total lease liabilities	$5,968	$7,341
Weighted average remaining lease term (years)
Operating leases	4.00	5.00
Finance leases	-	1.00
Weighted average discount rate
Operating leases	9.40%	9.11%
Finance leases	6.90%	6.90%

As of September 30, 2023, maturities of the Company’s operating and finance lease liabilities and sublease income are as follows (in thousands):

Period	Operating leases	Finance leases	Total	Sublease income
2023	$656	$4	$660	$(56)
2024	2,153	1	2,154	(231)
2025	1,244	—	1,244	(39)
2026	1,209	—	1,209	—
2027	1,061	—	1,061	—
2028 and thereafter	1,055	—	1,055	—
Total lease payments (receipts)	$7,378	$5	$7,383	$(326)
Less imputed interest	1,415	—	1,415
Total lease liabilities	$5,963	$5	$5,968

7.
Debt

	September 30,	December 31,
	2023	2022
Convertible Note	$50,000	$50,000
2022 Note *	23,449	23,449
Total carrying amount	73,449	73,449
Unamortized debt discount and issuance costs	(14,639)	(18,043)
Total - carrying amount, net	$58,810	$55,406

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

As of September 30, 2023, there was $73.5 million of outstanding principal, reduced by unamortized debt discount and issuance costs of $14.6 million related to the convertible note included in “Current portion of long-term debt” on the condensed consolidated balance sheets. The Company amortizes the debt discount and debt issuance costs under the effective interest method over the term of the Note, at a resulting effective interest rate of approximately 12%. For the nine months ended September 30, 2023 and 2022, the amortization of the convertible debt discount and issuance costs were $3.6 million and $2.5 million, respectively. Both were included in interest expense in the condensed consolidated statements of operations.

The Company is subject to a number of affirmative and restrictive covenants, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other unsecured indebtedness and transactions with affiliates, among other covenants.

As of September 30, 2023, the Company was not in compliance with the minimum revenue financial covenant. In the event of default under the Restated Agreement, one of the remedies that Deerfield has available is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay. Additionally, Deerfield may elect that Default Interest of 2.0% shall be payable in cash on demand in addition to the applicable interest rate then in effect.

On October 30, 2023, the Company entered into the Temporary Waiver and Exchange Agreement with Deerfield, which provides for a temporary waiver of the event of default through January 15, 2024. Under the Temporary Waiver, the Company continues to be deemed in default and the uncertainty of the final resolution is unknown. For further details, see Note 12 Subsequent Events.

As a result of the above, the Company reclassified the Convertible Notes, net of unamortized debt discount and issuance costs, from a long-term liability to a current liability as of September 30, 2023.

Any additional amendments or waiver under the Restated Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to the Company and may require the payment of a fee for such amendments, or waiver.

Term Loan and Revolving Loan

As noted above, the Company used the proceeds from the new 2022 Note to repay in full the outstanding amounts under its Term Loan and Revolving loan.

Accordingly, for the current year there was no amount outstanding under the Term Loan and the Revolving Loan and no unamortized debt issuance costs related to the Term Loan and the Revolving Loan.

The amortization of debt issuance costs on the term loan and the revolving loan was $0.2 million for both three months and nine months ended September 30, 2022, and was included in interest expense in the condensed consolidated statements of operations.

Future Principal Payments of Debt

The future principal payments for all outstanding debt as of September 30, 2023 are as follows (in thousands):

Fiscal Year
2023	$73,449
2024	—
2025	—
2026	—
2027 and thereafter	—
Total	$73,449

8.
Stockholders’ Equity

(a) Authorized Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 210,000,000 shares of common and preferred stock, consisting of 200,000,000 shares of common stock with $0.01 par value and 10,000,000 shares of preferred stock with $0.01 par value. As of September 30, 2023 and December 31, 2022, the Company had no preferred stock issued or outstanding.

(b) Issuance of Common Stock

2022 Follow-on Public Offering

In October 2022, the Company completed a follow-on public offering of 1,778,500 shares of common stock and pre-funded warrants to purchase up to 2,221,499 shares of common stock and warrants to purchase 3,999,999 shares of common stock, at an offering price of $3.80 per share of common stock and warrant and $3.70 per pre-funded warrant and warrant, before underwriting discounts and commissions. Net proceeds were approximately $14.1 million, after deducting underwriting discounts, debt issuance cost, commissions and estimated expenses payable by the Company. As of September 30, 2023 and December 31, 2022, there were 4,657,799 warrants outstanding related to the follow-on public offering.

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

As of September 30, 2023 and December 31, 2022, there were 0 and 303,804 warrants outstanding, respectively, related to the Exchange Agreement.

On October 30, 2023, the Company entered into the Temporary Waiver and Exchange Agreement with Deerfield, which provides for the exchange by Deerfield of $1.2 million of principal amount of the Convertible Notes into pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of the Company’s stock, par value $0.01 per share (“Common Stock”). For further details, refer to Note 12 Subsequent Events.

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

As of September 30, 2023, a total of 285,137 shares of the Company’s common stock were available for issuance under the 2014 Plan. As of September 30, 2023, inducement grants for 528,221 shares of common stock have been awarded, and 311,961 shares of common stock were reserved for future issuance under the Inducement Plan.

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

The following summarizes all option activity under the 2007 Plan, 2014 Plan and Inducement Plan:

		Weighted	Weighted average
		average	remaining
	Option	exercise	contractual
	Shares	price	term (year)
Balance at December 31, 2022	89,678	$42.78	7.11
Forfeited	(2,891)	143.86
Balance at September 30, 2023	86,787	$39.41	6.54

For stock-based awards the Company recognizes compensation expense based on the grant date fair value using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options for both the three months ended September 30, 2023 and 2022 was $0.2 million. Stock-based compensation expense related to stock options for both the nine months ended September 30, 2023 and 2022 was $0.5 million .

(d) Restricted Stock Units

The Company has issued restricted stock unit awards, or RSUs, under the 2014 Plan and the Inducement Plan. The RSUs issued to employees generally vest on a straight-line basis annually over a 3-year requisite service period. RSUs issued to non-employees generally vest either monthly or annually over the service term.

Activity related to RSUs is set forth below:

		Weighted average
	Number	grant date
	of shares	fair value
Balances at December 31, 2021	279,956	$81.10
Granted	550,229	16.49
Vested	(88,035)	6.09
Forfeited	(33,344)	4.67
Balance at December 31, 2022	708,806	$43.86
Granted	610,630	1.75
Vested	(168,146)	25.09
Forfeited	(77,040)	23.12
Balance at September 30, 2023	1,074,250	$24.35

Stock-based compensation expense for RSUs for the three months ended September 30, 2023 and 2022 was $0.9 million and $1.5 million, respectively. Stock-based compensation expense for RSUs for the nine months ended September 30, 2023 and 2022 was $3.4 million and $5.2 million, respectively. As of September 30, 2023, there was $4.5 million of total unrecognized compensation costs related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of approximately 1.33 years.

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

During the nine months ended September 30, 2023, employees purchased 244,726 shares of common stock at a weighted average price of $1.75 per share. As of September 30, 2023, the number of shares of common stock available for future issuance for the ESPP was 15,558. On April 17, 2023, the Company registered an additional 107,024 shares of the Registrant’s common stock to be issued pursuant to the Registrant’s 2014 Employee Stock Purchase Plan.

The Company estimated the fair value of employee stock purchase rights using the Black-Scholes model. Stock-based compensation expense related to the ESPP for both the three months ended September 30, 2023 and 2022 was $0.1 million. Stock-based compensation expense related to the ESPP was $0.4 million for both the nine months ended September 30, 2023 and 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss from continuing operations	$(14,773)	$(14,887)	$(37,142)	$(51,118)
Loss from discontinued operations, net of income taxes	-	(94)	-	(208)
Net loss	$(14,773)	$(14,981)	$(37,142)	$(51,326)
Weighted average common shares outstanding, basic and diluted	11,290,699	6,284,817	11,488,310	6,261,350
Basic and diluted net loss per share
Continuing operations	$(1.31)	$(2.37)	$(3.23)	$(8.16)
Discontinued operations	-	(0.01)	-	(0.03)
Basic and diluted net loss per share	$(1.31)	$(2.38)	$(3.23)	$(8.19)

The Company excluded the following weighted average potentially dilutive securities, outstanding for the three and nine months ended September 30, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock issuable upon exercise of warrants	3,999,999	—	3,999,999	—
Stock issuable upon conversion of convertible note	4,118,181	1,463,415	4,118,181	1,463,415
Stock options to purchase common stock	166	—	1,041	166
Unvested RSUs	634,667	476,323	408,540	367,550
	8,753,013	1,939,738	8,527,761	1,831,130

10.
Income Taxes

The Company operates in several tax jurisdictions and is subject to taxes in each jurisdiction in which it conducts business. To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company had no tax expense for both the three and nine months ended September 30, 2023 and 2022.

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

On September 23, 2020, a lawsuit was filed in the Eastern District of Tennessee against the Company. The lawsuit also alleges that the Company’s textured breast implants caused certain of the plaintiffs to develop BIA-ALCL, and that the Company is liable to the plaintiffs based on claims for negligence, strict liability (manufacturing defects), strict liability (failure to warn), breach of express and implied warranties, and punitive damages. The Company filed a motion to dismiss the complaint on December 7, 2020. On February 28, 2022 the Court granted the Company’s motion, and dismissed the plaintiff’s complaint with prejudice. On March 28, 2022, the plaintiffs filed a motion to alter or amend the judgment. The Company opposed that motion on April 11, 2022. On March 31, 2023 the Court denied plaintiffs motion, and the plaintiffs have not filed any timely appeal from the Court’s denial of their motion.

Grand Jury and SEC Subpoenas

The Company received a grand jury subpoena dated September 30, 2022 from the U.S. Department of Justice (“DOJ”) requesting the production of materials concerning the trading activities of a former Chief Executive Officer of the Company in 2019 and 2020, including all documents and communications with the General Counsel regarding such activities. In addition, the SEC has subpoenaed documents and testimony from each of the Company and its General Counsel, as reported by the Company in its Form 8-K filing dated October 11, 2022. Each of the SEC subpoenas is captioned “In the Matter of Trading in the Securities of Sientra, Inc.” The SEC subpoenas request, among other things, documents and communications relating to trading activities by each of the aforementioned individuals. The investigation by the SEC does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security. On April 13, 2023, the DOJ informed the Company that the DOJ did not intend to pursue prosecutions relating to the subpoena and was closing its file with respect to the Company. On August 15, 2023, the SEC informed the Company that the SEC did not intend to recommend enforcement actions against the Company or its General Counsel.

12.
Subsequent Events

On October 30, 2023 (the “Effective Date”), in connection with our non-compliance with the minimum revenue financial covenant of the Restated Agreement, the Company entered into the Temporary Waiver and Exchange Agreement under the Restated Agreement.

The Temporary Waiver and Exchange Agreement, among other matters, provides: (i) for a temporary waiver of the event of default that has occurred and is continuing under Section 7.1(b) of the Restated Agreement as a result of the Company’s failure to satisfy the minimum revenue financial covenant for the fiscal quarter ending September 30, 2023 (the “Specified Event of Default”) set forth in Section 6.10 of the Restated Agreement until the earliest to occur of (A) the first date following the Effective Date on which an Event of Default (as defined in the Restated Agreement) has occurred, other than the Specified Event of Default, (B) the failure of the Company, or the failure of the Company’s subsidiaries party to the Restated Agreement, to comply with any term, condition or covenant set forth in the Temporary Waiver and Exchange Agreement and (C) January 15, 2024 (the “Waiver Period”); (ii) for the exchange by Deerfield of $1.2 million of principal amount of the Note into a pre-funded warrant (a “Pre-Funded Warrant”) to purchase 886,635 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), based upon 105.75% of the aggregate principal amount of the Note exchanged, plus the amount of accrued and unpaid interest thereon at an exchange rate equal to the Nasdaq official closing price of the Common Stock as of the Effective Date; and (iii) on or before January 15, 2024, Deerfield may (in its sole discretion) elect for the Company to convert up to an additional $18.8 million in aggregate of the principal amount of the Note into one or more Pre-Funded Warrants to purchase additional shares of the Company’s Common Stock, based upon 105.75% of the aggregate principal amount of the Note to be converted, plus the amount of accrued and unpaid interest thereon at an conversion rate equal to the Nasdaq official closing price of the Common Stock as of the Effective Date.

The Pre-Funded Warrants have an exercise price of $0.01 per share and are exercisable at any time after issuance until such Pre-Funded Warrants have been fully exercised in accordance with their terms. The Pre-Funded Warrants are subject to a limitation on the ability to exercise if Deerfield’s beneficial ownership of Common Stock (together with its affiliates and certain attribution parties) would exceed 4.985% of the outstanding Common Stock.

In addition, during the Waiver Period, for purposes of determining whether or not certain actions are permitted to be taken by or on behalf of the Company or any other loan party upon the satisfaction of any term, condition or requirement in the Restated Agreement or any other Facility Document (as defined in the Restated Agreement) that a default or event of default shall not have occurred and be continuing, the Specified Event of Default shall be deemed to have occurred and be continuing in respect of any such term, condition or requirement, except as set forth in the Temporary Waiver and Exchange Agreement.

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

Overview

Sientra, Inc. (“Sientra”, the “Company,” “we,” “our” or “us”) is a medical aesthetics company focused on empowering people to change their lives through increased self-confidence and self-respect. We were founded to provide greater choices to board certified plastic surgeons and patients in need of medical aesthetics products. We have developed a broad portfolio of products with technologically differentiated characteristics, supported by independent laboratory testing and strong clinical trial outcomes. We sell our breast implants and fat transfer system in the U.S. for augmentation procedures exclusively to board certified and board admissible plastic surgeons and tailor our customer service offerings to their specific needs, which we believe helps secure their loyalty and confidence. We sell our breast implants, breast tissue expanders, fat transfer system, and the SimpliDerm human acellular dermal matrix (or ADM) for reconstruction procedures predominantly to hospitals and surgery centers, and our BIOCORNEUM scar management products to plastic surgeons, dermatologists and other specialties. Additionally, through a non-exclusive rights agreement in the United States, we market, sell and distribute SimpliDerm for select use in reconstruction surgery. We expanded outside of the United States, first in Japan following approval by the Japanese Pharmaceuticals and Medical Devices Agency, or "PDMA", in 2020, and subsequently, in the Kingdom of Saudi Arabia, or "KSA" following approval by the KSA Food and Drug Administrative in 2022, in Canada following Health Canada approval in 2022, and the United Arab Emirates, or "UAE", following approval by the UAE Ministry of Health and Prevention in 2022.

We have one operating segment in continuing operations named Plastic Surgery, formerly known as Breast Products. Our Plastic Surgery segment focuses on sales of our breast implants, tissue expanders, fat transfer, ADM, and scar management. Additionally, we leverage distributor relationships to sell our breast implants outside of the U.S.

Recent developments

Temporary Waiver

On October 30, 2023 (the “Effective Date”), the Company entered into a Temporary Waiver and Exchange Agreement (the “Temporary Waiver and Exchange Agreement”) under that certain Amended and Restated Facility Agreement, dated as of October 12, 2022 (as so amended and restated, and as the same may be further amended, modified, restated or otherwise supplemented from time to time from time to time, the “Restated Agreement”) by and among the Company as borrower, certain of the Company’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P., as agent and lender (“Deerfield”). For further details, see Note 12 to the unaudited condensed consolidated financial statements.

FDA 510K Clearance of AlloX2 Pro

On June 8, 2023, the Company announced that it had received 510k clearance from the FDA for the Company’s novel, patented AlloX2 Pro Tissue Expander. Building upon the proprietary dual port technology of the Company’s ground-breaking AlloX2 tissue expander, the AlloX2 Pro expands this platform by removing 95% of the metal traditionally associated with tissue expander ports. This innovation allows the AlloX2 Pro to be labeled as MRI-conditional, making it the first tissue expander cleared in the United States for exposure to magnetic resonance imaging, an important screening tool for breast reconstruction patients. Other innovative features of the AlloX2 Pro include minimal interference with radiation therapy for post-mastectomy patients, faster port filling and drainage, and a softer drain for enhanced patient comfort.

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

Elutia Inc. Partnership

On March 22, 2023, the Company entered into an agreement with Elutia Inc. ("Elutia"), formally called Aziyo Biologics, Inc. (“Aziyo”) to expand the distribution of Elutia's SimpliDerm ADM product line. Under the agreement terms, Elutia granted the Company certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm for select use in reconstruction surgery. The Company began commercial sales of the SimpliDerm product in the second quarter of 2023.

Commercial Launch of Viality Fat Transfer System

On March 1, 2023, we announced that we began commercial shipping of our Viality with AuraClens fat transfer system, which we had previously acquired on December 31, 2021 from AuraGen Aesthetics LLC. We also announced the release of interim results from our on-going, multi-center, long-term volume retention clinical study with Viality showing 80% fat retention at the 3- and 6-month time points. In October 2023, at the meeting of the American Society of Plastic Surgeons, we presented further interim results from our on-going, multi-center, long-term volume retention clinical study with Viality, showing 80% fat retention and the 3-, 6- and 12-month time points, and across all cohorts (augmentation and reconstruction).

Macroeconomic Trends and Uncertainties

The COVID-19 pandemic continues to have a lingering effect on our business and results of operations, although to a lesser extent than in prior years. At the height of the pandemic and as an aesthetics company, the surgical procedures involving our breast products were susceptible to local and national government restrictions. The inability or limited ability to perform non-emergency procedures significantly harmed our revenues starting the second quarter of 2020 and lasting through the first quarter of 2022. While restrictions on non-emergency procedures have been removed, there is still substantial uncertainty as to when, if at all, the aesthetic procedures that the Company’s products are sold into will return to pre-pandemic levels.

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

The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets and goodwill, and sales returns liability required could be impacted by the factors described above. Also, the ongoing uncertainty and the unpredictable nature of the macroeconomic environment could impact our estimates and assumptions utilized in our impairment tests, which may result in future impairments that could be material and negatively impact our results of operations. While the full impact and duration of the factors noted above is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

Components of Operating Results

Net Sales

Our net sales primarily consist of sales of silicone gel breast implants, tissue expanders, Viality fat transfer, SimpliDerm ADM, BIOCORNEUM, and sizers. Excluding Viality, BIOCORNEUM, international sales, and inventory held on consignment, we recognize revenue on breast implants, tissue expanders and SimpliDerm ADM, net of sales discounts and estimated returns, as the customer has a standard three-month (for breast implants and tissue expanders) and thirty-day (for SimpliDerm ADM) window to return purchased products. We recognize revenue on Viality, BIOCORNEUM scar management products, inventory held on consignment, and products sold to international customers at a point in time upon shipment or upon customer receipt of the product depending on shipping terms. We defer the value of our service warranty revenue and recognize it once all performance obligations have been met.

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

Other Income (Expense), net

Other income (expense), net primarily consists of results of discontinued operation, and other miscellaneous income or expense items.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
	(In thousands)
Statement of operations data
Net sales	$19,544	$22,570
Cost of goods sold	9,515	9,794
Gross profit	10,029	12,776
Operating expenses
Sales and marketing	9,330	12,290
Research and development	2,476	3,720
General and administrative	7,620	9,324
Total operating expenses	19,426	25,334
Loss from operations	(9,397)	(12,558)
Other (expense) income, net
Interest income	168	41
Interest expense	(2,367)	(2,364)
Change in fair value of derivative liability	(3,153)	—
Other (expense) income, net	(24)	(6)
Total other (expense) income, net	(5,376)	(2,329)
Loss from continuing operations before income taxes	(14,773)	(14,887)
Income tax expense	—	—
Loss from continuing operations	(14,773)	(14,887)
Loss from discontinued operations, net of income taxes	—	(94)
Net loss	$(14,773)	$(14,981)

Net Sales

Net sales decreased approximately $3.0 million, or 13.4%, to $19.5 million for the three months ended September 30, 2023 as compared to $22.6 million for the three months ended September 30, 2022. The decrease was primarily due to the decrease in volume of domestic sales of gel implants and sales of expanders due to overall softness in the market as well as more pronounced seasonal headwinds that led to a reduced number of augmentation and reconstruction cases during the third quarter as well as the decrease in volume was partially offset by incremental revenue from our new products Viality and SimpliDerm.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased approximately $0.3 million, or 2.8%, to $9.5 million for the three months ended September 30, 2023 as compared to $9.8 million for the three months ended September 30, 2022. The decrease was primarily driven by a decrease in the volume of domestic sales of gel implants and expanders. This was partially offset by an increase in amortization of Viality-related developed technology intangible assets, which was previously recorded in operating expenses in the prior period.

Gross margins for the three months ended September 30, 2023 and 2022 were approximately 51.3% and 56.6%, respectively. The decrease was primarily due to the increase in amortization of Viality-related developed technology intangible assets, which was previously recorded in operating expenses in the prior period.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $3.0 million, or 24.1%, to $9.3 million for the three months ended September 30, 2023 as compared to $12.3 million for the three months ended September 30, 2022. The decrease was primarily due to decreases in employee payroll related expenses, commission expense, marketing initiatives, and shipping expenses.

Research and Development Expenses

R&D expenses decreased approximately $1.2 million, or 33.4%, to $2.5 million for the three months ended September 30, 2023 as compared to $3.7 million for the three months ended September 30, 2022. The decrease was primarily due to reduction in costs related to regulatory activities, and product development expense as Viality was launched commercially during the first quarter of 2023. Additionally, the decrease was due to the amortization of Viality-related developed technology intangible assets, which is now recorded in cost of goods sold in the current period.

General and Administrative Expenses

G&A expenses decreased approximately $1.7 million, or 18.3%, to $7.6 million for the three months ended September 30, 2023 as compared to $9.3 million for the three months ended September 30, 2022. The decrease was primarily due to reductions consulting expense, insurance fees, and bad debt expense.

Other Expense (Income), net

Other (expense) income, net increased period over period primarily due to increase in fair value of its derivative liability associated with the convertible notes, and due to increase in interest expense and discount amortization related to our convertible notes.

Income Tax Expense

For the three months ended September 30, 2023 and 2022, there was no income tax expense.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Statement of operations data
Net sales	$65,231	$65,481
Cost of goods sold	30,440	27,118
Gross profit	34,791	38,363
Operating expenses
Sales and marketing	29,487	41,542
Research and development	7,571	9,823
General and administrative	24,805	31,589
Total operating expenses	61,863	82,954
Loss from operations	(27,072)	(44,591)
Other (expense) income, net
Interest income	458	58
Interest expense	(7,250)	(6,584)
Change in fair value of derivative liability	(3,153)	—
Other (expense) income, net	(125)	(1)
Total other (expense) income, net	(10,070)	(6,527)
Loss from continuing operations before income taxes	(37,142)	(51,118)
Income tax expense	—	—
Loss from continuing operations	(37,142)	(51,118)
Income from discontinued operations, net of income taxes	—	(208)
Net loss	$(37,142)	$(51,326)

Net Sales

Net sales decreased approximately $0.3 million, or 0.4% to $65.2 million for the nine months ended September 30, 2023 as compared to $65.5 million for the nine months ended September 30, 2022. The decrease was primarily due to the decrease in the volume of domestic sales of gel implants in the augmentation market, resulting from overall softness in the market that led to a reduced number of augmentation cases. The decrease in volume was offset by an increase in volume of domestic sales of gel implants and expanders in the reconstruction market coupled with incremental revenue from our new products Viality and SimpliDerm.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased approximately $3.3 million, or 12.3%, to $30.4 million for the nine months ended September 30, 2023 as compared to $27.1 million for the nine months ended September 30, 2022. The increase was primarily due to the amortization of Viality-related manufacturing developed technology intangible assets, which was recorded in operating expenses in the prior period, and was also driven by an increase in inventory provisions.

Gross margins for the nine months ended September 30, 2023 and 2022 were approximately 53.3% and 58.6%, respectively. The decrease was primarily due to the aforementioned amortization of Viality-related developed technology intangible assets, coupled with expenses related to inventory provisions and decrease in sales.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $12.1 million, or 29.0%, to $29.5 million for the nine months ended September 30, 2023 as compared to $41.5 million for the nine months ended September 30, 2022. The decrease was primarily due to decreases in employee payroll related expenses, commission expense, marketing initiatives, travel and entertainment expenses, stock compensation expense and shipping expenses.

Research and Development Expenses

R&D expenses decreased approximately $2.3 million, or 22.9%, to $7.6 million for the nine months ended September 30, 2023 as compared to $9.8 million for the nine months ended September 30, 2022. The decrease was primarily due to reduction in costs related to regulatory activities, and product development expense as Viality was launched commercially the first quarter of 2023.

General and Administrative Expenses

G&A expenses decreased approximately $6.8 million, or 21.5%, to $24.8 million for the nine months ended September 30, 2023 as compared to $31.6 million for the nine months ended September 30, 2022. The decrease was primarily due to reduction in amortization of Viality-related developed technology intangible assets, which is recorded in cost of goods sold in the current period, as well as reductions in payroll related expenses, consulting expense, insurance fees, and bad debt expense.

Other Expense (Income), net

Other (expense) income, net increased period over period primarily due to an increase in fair value of its derivative liability associated with the convertible notes, and due to increase in interest expense and discount amortization related to our convertible notes.

Income Tax Expense

For the nine months ended September 30, 2023 and 2022, there was no income tax expense.

Liquidity and Capital Resources

Since the Company’s inception, it has incurred recurring losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the nine months ended September 30, 2023, the Company incurred net losses of $37.1 million and used $11.0 million of cash from continuing operations. As of September 30, 2023, the Company had cash and cash equivalents of $15.0 million. As a result of these conditions substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Restated Agreement, contingent consideration milestone payments related to past acquisitions, and capital expenditures to grow our business or capital initiatives that reduce operating costs.

Debt financing

Refer to Note 7 to the unaudited condensed consolidated financial statements for a full description and updates to all of our long-term debt, revolving line of credit, and convertible notes.

Debt and Covenant Compliance

As of September 30, 2023, the Company did not meet the required minimum revenue financial covenant under the Restated Agreement. The Company was in compliance with all other financial covenants.

Under the Restated Agreement, one of the remedies that Deerfield has available is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay. The potential acceleration of the debt by Deerfield resulted in the reclassification of the debt from a long-term liability to a current liability as of September 30, 2023.

On October 30, 2023, the Company entered into a Temporary Waiver and Exchange Agreement (“The Temporary Waiver and Exchange Agreement”) with Deerfield, which provides for a temporary waiver of the event of default through January 15, 2024. For further details, see Note 12 to our condensed consolidated financial statements. The Company’s inability to meet the required financial covenants could have a material adverse impact to the Company, including the need for the Company to effect an additional amendment, waiver, or other additional changes in the Restated Agreement.

Any additional amendments or waiver under the Restated Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us and may require the payment of a fee for such amendments or waiver.

Cash Flows

The following table shows a summary of our cash flows (used in) provided by operating, investing and financing activities from continuing operations, as well as from discontinued operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities - continuing operations	$(10,159)	$(33,450)
Investing activities - continuing operations	(1,056)	(1,856)
Financing activities - continuing operations	170	2,716
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(11,045)	(32,590)
Net cash used in discontinued operations	—	(208)
Net decrease in cash, cash equivalents and restricted cash	$(11,045)	$(32,798)

Cash flows from operating activities of continuing operations

Net cash used in operating activities was $10.2 million during the nine months ended September 30, 2023 as compared to $33.5 million during the nine months ended September 30, 2022. The decrease in cash used in operating activities between the nine months ended September 30, 2023 and 2022 was the result of the decrease in net loss from continuing operations, and favorable working capital improvements, primarily associated with the changes in accounts receivable and inventory, slightly offset by changes in accounts payable, and accrued and other liabilities.

Cash flows from investing activities of continuing operations

Net cash used in investing activities was $1.1 million during the nine months ended September 30, 2023 and $1.9 million the nine months ended September 30, 2022. The decrease in cash used in investing activities was due to a decrease in cash outflows related to leasehold improvements associated with the Company's office relocation in the prior year.

Cash flows from financing activities of continuing operations

Net cash provided by financing activities was $0.2 million during the nine months ended September 30, 2023 as compared to $2.7 million during the nine months ended September 30, 2022. The decrease in cash provided by financing activities was primarily due the absence of borrowings under the Term Loan and Revolving Loan in the current period.

Cash flows from discontinued operations

Net cash used by discontinued operations was $0.2 million for the nine months ended September 30, 2022 and is related to the cash provided by operating activities following the sale of the miraDry business.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 as a result of the material weakness described in our Annual Report on Form 10-K and below.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Temporary Waiver we received from Deerfield does not permanently waive the event of default under our Restated Agreement, and if we are not able to reach an agreement with respect to a permanent waiver with Deerfield or refinance the Restated Agreement, upon termination of the Temporary Waiver we may have an ongoing event of default under the Restated Agreement.

As of September 30, 2023, we had an event of default under the Restated Agreement with Deerfield as a result of our failure to satisfy the minimum revenue financial covenant for the fiscal quarter ending September 30, 2023. On October 30, 2023 (the “Waiver Date”), we entered into a Temporary Waiver and Exchange Agreement (the “Temporary Waiver and Exchange Agreement”) under the Restated Agreement which, among other things, provides for a temporary waiver of the aforementioned event of default until the earliest of (A) a further event of default under the Restated Agreement, (B) failure to comply with the terms of the Temporary Waiver and Exchange Agreement and (C) January 15, 2024 (the “Waiver Period”).

If we fail to reach an agreement with Deerfield for a permanent waiver with Deerfield during the Waiver Period or otherwise refinance the Restated Agreement, we will again be in non-compliance with the Restated Agreement. After the Waiver Period, if we are in default under the Restated Agreement Deerfield may, among other things, elect that Default Interest of 2.0% be payable in cash on demand in addition to the the applicable interest rate, or accelerate repayment of the debt, which we would not be able to immediately repay. Although we, together with our financial partners, are exploring strategic alternatives to improve our balance sheet and provide the strongest path forward for our continued success, there is no guarantee we will be able to do so on acceptable terms to us, or at all. In the event we have an ongoing event of default after the expiration of the Waiver Period and required to pay the Default Interest Rate or the full amount of the debt outstanding under the Restated Agreement, we may not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs to fund our business operations as we currently operate, forcing us to potentially curtail our activities and significantly reduce or cease certain operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on October 31, 2023).

10.1

Temporary Waiver and Exchange Agreement, dated as of October 30, 2023, among Sientra, Inc., the other loan parties party thereto and Deerfield Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 31, 2023).

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

SIENTRA, INC.

November 13, 2023	By:	/s/ Ronald Menezes
Ronald Menezes
President and Chief Executive Officer

November 13, 2023	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Chief Financial Officer and Treasurer